Form 10-Q
period 1998-06-30
AVALON HOLDINGS CORP
filed 1998-08-14
CIK 1061069

                                     1998

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                       __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998


[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-14105
                       __________________________________


                          AVALON HOLDINGS CORPORATION

             (Exact name of registrant as specified in its charter)


                Ohio                            34-1863889
    (State or other jurisdiction             (I.R.S. Employer
  of incorporation or organization)         Identification No.)

    One American Way, Warren, Ohio               44484-5555
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (330) 856-8800

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The registrant had 3,175,802 shares of its Class A Common Stock and 627,572 shares of its Class B Common Stock outstanding as of August 1, 1998.

===============================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                  Page
                                                                  ----

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

  Condensed Consolidated Statements of Operations for
   the Three and Six Months Ended June 30, 1998 and
   1997 (Unaudited)...........................................      3

  Condensed Consolidated Balance Sheets at June 30, 1998
   (Unaudited) and December 31, 1997..........................      4

  Condensed Consolidated Statements of Cash Flows for
   the Six Months Ended June 30, 1998 and 1997 (Unaudited)....      5

  Notes to Condensed Consolidated Financial Statements
   (Unaudited)................................................      6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............      9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...................................      16

  Item 2. Changes in Securities...............................      17

  Item 3. Defaults upon Senior Securities.....................      17

  Item 4. Submission of Matters to a Vote of Security
           Holders............................................      17

  Item 5. Other Information...................................      17

  Item 6. Exhibits and Reports on Form 8-K....................      17

SIGNATURE.....................................................      18

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                      Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                   ------------------------         --------------------
                                                      1998           1997             1998       1997
                                                   ---------      ---------         ---------  ---------
Net operating revenues...........................  $ 18,086       $ 13,682          $ 33,897   $ 26,844

Cost and expenses:
Cost of operations...............................    15,409         11,957            29,461     24,906
Selling, general and administrative
 expense.........................................     2,919          1,656             4,492      3,296
                                                   ---------      ---------         ---------  ---------
Income (loss) from operations....................      (242)            69               (56)    (1,358)

Other income (expense):
Interest expense..................................      (20)           (29)              (44)       (60)
Other income, net.................................      506             54               532        127
                                                   ---------      ---------         ---------  ---------
Income (loss) before income taxes.................      244             94               432     (1,291)
Income taxes (benefit) expense....................      141             73               238       (366)
                                                   ---------      ---------         ---------  ---------
Net income (loss)................................. $    103       $     21          $    194   $   (925)
                                                   =========      =========         =========  =========
Basic net income (loss) per share................. $    .03       $    .01          $    .05   $   (.24)
                                                   =========      =========         =========  =========

Weighted average shares outstanding
 (Note 2).........................................    3,803          3,803             3,803      3,803
                                                   =========      =========         =========  =========

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)



                                                                       June 30,    December 31,
                                                                         1998         1997
                                                                       --------    ------------
                                                                      (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents.........................................    $23,025       $ 1,763
 Accounts receivable, net..........................................     14,272        19,034
 Refundable income taxes...........................................         --           105
 Deferred tax benefit..............................................        207           199
 Prepaid expenses and other current assets.........................      1,655           977
                                                                       -------       -------
Total current assets...............................................     39,159        22,078

Properties and equipment, less accumulated depreciation
 and amortization of $14,293 in 1998 and $13,353 in 1997...........     23,717        19,184
Costs in excess of fair market value of net assets of acquired
 businesses, net...................................................      2,936         3,022
Other assets, net..................................................        236           233
                                                                       -------       -------
  Total assets.....................................................    $66,048       $44,517
                                                                       =======       =======
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt.................................    $    18       $   230
 Accounts payable..................................................      5,860         4,785
 Accrued payroll and other compensation............................        868           906
 Accrued income taxes..............................................      1,211           176
 Other accrued taxes...............................................        713           872
 Other liabilities and accrued expenses............................      1,571         1,372
                                                                       -------       -------
  Total current liabilities........................................     10,241         8,341

Long-term debt.....................................................         --         1,006
Deferred income taxes..............................................      1,646         1,367
Other noncurrent liabilities.......................................        845           856

Shareholders' equity:
 Class A Common Stock, $.01 par value..............................         32            32
 Class B Common Stock, $.01 par value..............................          6             6
 Paid-in capital...................................................     57,633        37,458
 Accumulated deficit...............................................     (4,355)       (4,549)
                                                                       -------       -------
  Total shareholders' equity.......................................     53,316        32,947
                                                                       -------       -------
  Total liabilities and shareholders' equity.......................    $66,048       $44,517
                                                                       =======       =======

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ----------------------
                                                                                     1998          1997
                                                                                   --------      --------
Operating activities:
  Net income (loss).........................................................       $   194       $   (925)
Reconciliation of net income (loss) to cash provided by operating activities:
    Depreciation and amortization...........................................         1,248          1,128
    Provision for deferred income taxes.....................................           (16)           (50)
    Provision for losses on accounts receivable.............................            89             81
    Gain on sales of fixed assets...........................................           (12)           (43)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable............................          (946)         1,830
      (Increase) decrease in refundable income taxes........................           105           (451)
      (Increase) decrease in prepaid expenses and other current assets......          (403)           481
      Increase in other assets..............................................            (2)            (2)
      Increase (decrease) in accounts payable...............................           777         (1,674)
      Increase (decrease) in accrued payroll and other compensation.........           (38)            48
      Increase in accrued income taxes......................................            28              8
      Increase (decrease) in other accrued taxes............................          (134)           132
      Increase (decrease) in other liabilities and accrued expenses.........           (46)           178
      Decrease in other noncurrent liabilities..............................           (11)             -
                                                                                   -------        -------
      Net cash provided by operating activities.............................           833            741
                                                                                   -------        -------
Investing activities:
  Capital expenditures......................................................          (804)        (1,540)
  Proceeds from sales of fixed assets.......................................            76            134
                                                                                   -------        -------
      Net cash used in investing activities.................................          (728)        (1,406)
                                                                                   -------        -------

Financing activities:
  Capital contribution from American Waste Services, Inc....................        22,475             --
  Repayments of long-term debt..............................................        (1,218)           (150)
  Dividends paid to American Waste Services, Inc............................          (100)           (100)
                                                                                    -------        -------
    Net cash provided (used) in financing activities........................        21,157            (250)
                                                                                    -------        -------

Increase (decrease) in cash and cash equivalents............................        21,262            (915)
Cash and cash equivalents at beginning of year..............................         1,763           1,975
                                                                                   -------         -------
Cash and cash equivalents at end of period..................................       $23,025         $ 1,060
                                                                                   =======         =======


See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1998

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively the "Company" or "Avalon") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon Holdings Corporation was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. ("AWS"). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS (the "Contribution Agreement"), AWS contributed to Avalon its transportation operations, technical environmental operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, any liabilities relating to the termination of employment of certain employees of AWS and any costs and potential liabilities relating to the legal proceeding captioned Werbosky v.
                                                                 -----------
American Waste Services, Inc., et al.  On June 17, 1998 AWS distributed, as a
-------------------------------------
special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc. (the "Merger").

The assets and liabilities contributed by AWS to Avalon pursuant to the Contribution Agreement and Merger Agreement were as follows (in thousands):


Assets contributed:
  Cash...................................... $ 4,974
  Accounts receivable.......................      69
  Accounts receivable -- AWS subsidiaries...  15,965
  Current deferred tax benefit..............       8
  Prepaid expenses..........................     275
  Properties, net...........................   5,100
  Notes receivable -- AWS subsidiaries......   1,536
  Other assets..............................      15
                                             -------
     Total assets contributed............... $27,942
                                             =======

Liabilities assumed:
  Accounts payable.......................... $   298
  Accounts payable -- Avalon subsidiaries...   5,688
  Other current liabilities.................   1,227
  Deferred federal taxes....................     295
                                             -------
     Total liabilities assumed..............   7,508
                                             -------
     Net assets contributed................. $20,434
                                             =======



The net assets contributed were recorded as a paid-in capital contribution.

The Accounts receivable--AWS subsidiaries and Notes receivable--AWS subsidiaries were paid to Avalon prior to the Spin-off. These funds, together with the cash contributed by AWS of $5 million, are reflected in the financing activities of the Condensed Consolidated Statements of Cash Flows, under the caption "Capital contribution from American Waste Services, Inc."

The financial information of Avalon Holdings Corporation for all periods presented prior to June 18, 1998 reflect the operation of the businesses of the Company while operating as subsidiaries of American Waste Services, Inc.

For balance sheet presentations, the current capital structure of Avalon Holdings Corporation is presumed to have existed for all periods presented. For purposes of determining the basic net income (loss) per share data, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding for all the periods presented.

Note 2.  Net Income (Loss) Per Share

For purposes of determining the basic net income (loss) per share data for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding for all periods presented. As such, the weighted average number of shares outstanding for all periods presented is 3,803,374.

Note 3. Debt

During the first six months of 1998 the Company repaid $1.2 million of long-term indebtedness of which $1.1 million related to the repayment of a bank loan associated with the construction of the golf pro shop and banquet facility.

Certain subsidiaries of the Company, which prior to the Spin-off were subsidiaries of AWS, currently remain as guarantors of outstanding letters of credit in the aggregate amount of $8.3 million issued prior to the Spin-off. AWS is primarily liable under the letters of credit and, as such, the Company does not anticipate any liability relating to such letters of credit. The letters of credit are currently being utilized by AWS to satisfy the financial assurance requirements of the Ohio Environmental Protection Agency ("OEPA") for two of AWS's disposal facilities. These facilities have requested to utilize
other financial assurance mechanisms as provided by Ohio regulations.   Upon
approval by the OEPA of such requests, which approval is anticipated to be received in the near future, the letters of credit will be cancelled and the aforementioned guaranty obligations will be extinguished.

Note 4. Legal Matters

On or about October 3, 1991, one shareholder owning 100 shares of AWS Class A Common Stock brought suit against AWS and others on behalf of himself and a purported class of other stockholders in the United States District Court for the Southern District of New York, captioned Werbosky v. American Waste
                                             --------------------------
Services, Inc. et al.  The suit, which was transferred to the District Court for
--------------------
the Northern District of Ohio, alleges that AWS, the signatories to the registration statement filed with the Securities and Exchange Commission during October 1990, and AWS's underwriters violated federal securities laws in connection with AWS's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failures to disclose allegedly material information concerning the nature of AWS's market; the size of AWS's market; AWS's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making AWS especially vulnerable to local conditions and competition; AWS's failure to set forth the present and imminent competition; and AWS's growth.
The plaintiff seeks damages in an unspecified amount alleged to have arisen in part from the decline in the price of AWS's stock following the public offering, and rescission.

On September 26, 1997 the Court granted the defendants' motion for Summary Judgment and dismissed plaintiff's case. On October 25, 1997, pursuant to the federal rules of appellate procedure, plaintiff filed a notice of appeal. Such appeal is currently pending and Avalon, on behalf of AWS, intends to vigorously defend the Court's order. Avalon has agreed to assume and indemnify AWS for any costs and potential liability with respect to this matter.

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. During the third quarter of 1997 Avalon's subsidiaries became parties to an Agreed Order for Remedial Investigation/Feasibility Study and the Four County Landfill Site Participation Agreement ("Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Because the relevant law provides for joint and several liability among the responsible parties, any one of them, including Avalon's subsidiaries, could be assessed the entire cost of the remediation, although this is unlikely. Currently, the extent of any liability of any of Avalon's subsidiaries is unknown.

When Avalon concludes that it is probable that a liability has been incurred with respect to a site, a provision is made in Avalon's financial statements for Avalon's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon provides for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, Avalon accrued a liability in 1995 relating to this matter.

Avalon's estimates are revised, as deemed necessary, as additional information becomes known. Avalon anticipates obtaining additional information by reason of, among other things, having entered into the Participation Agreement. While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time, Avalon does not anticipate that the amount of any such revisions will have a material adverse effect on it.

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Avalon does not believe that such pending proceedings, individually, or in the aggregate, would have a material adverse effect on it.

                  ____________________________________________
                  ____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of Avalon Holdings Corporation and its subsidiaries. As used in this report, the term "Avalon", or "Company" mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, 'forward looking statements.' The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in the Company's reports filed with the Securities and Exchange Commission.

Spin-off
--------

Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. ("AWS") (the "Contribution Agreement"), AWS contributed to Avalon its transportation operations, technical environmental operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, any liabilities relating to the termination of employment of certain employees of AWS and any costs and potential liabilities relating to the legal proceeding captioned Werbosky v.
                                                                 -----------
American Waste Services, Inc., et al.  On June 17, 1998 AWS distributed, as a
-------------------------------------
special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding bases (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc. (the "Merger").

Liquidity and Capital Resources
-------------------------------

For the first six months of 1998, Avalon utilized existing cash to meet operating needs, repay indebtedness, and fund capital expenditure programs. Cash provided by operations for the first six months of 1998 and 1997 totaled $.8 million and $.7 million, respectively. The primary source of cash in the first six months of 1998 was from financing activities which primarily related to the capital contribution by AWS to Avalon.

Working capital increased to $28.9 million at June 30, 1998 from $13.7 million at December 31, 1997 primarily as a result of the capital contributions made by AWS in connection with the Spin-off.

During 1998, capital spending for Avalon totaled $.8 million which was principally related to the purchase of equipment for the transportation and technical environmental services operations. Avalon's capital spending in 1998 is expected to be in the range of $1.5 million to $3.0 million. Capital expenditures in 1998 will relate principally to acquiring transportation equipment.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be for the foreseeable future sufficient to meet operating requirements, fund debt repayments, and fund capital expenditure programs. Avalon does not currently have its own credit facilities.

Certain subsidiaries of the Company, which prior to the Spin-off were subsidiaries of American Waste Services, Inc. currently remain as guarantors of outstanding letters of credit in the aggregate amount of $8.3 million issued prior to the Spin-off. AWS is primarily liable under the letters of credit and, as such, the Company does not anticipate any liability relating to such letters of credit. The letters of credit are currently being utilized by AWS to satisfy the financial assurance requirements of the Ohio Environmental Protection Agency ("OEPA") for two of AWS's disposal facilities. These facilities have requested to utilize other financial assurance mechanisms as provided by Ohio regulations. Upon approval by the OEPA of such requests, which approval is anticipated to be received in the near future, the letters of credit will be cancelled and the aforementioned guaranty obligations will be extinguished.

Results of Operations
---------------------

Overall performance

Net operating revenues in the second quarter of 1998 increased to $18.1 million compared with $13.7 million in the prior year's second quarter. Cost of operations increased to $15.4 million in the second quarter of 1998 compared with $12 million in the prior year quarter primarily as a result of the increase in the level of business of each of the Company's segments. The Company recorded net income of $103,000 or $.03 per share for the second quarter of 1998 compared to net income of $21,000 or $.01 per share for the second quarter of 1997. For the first six months of 1998, net operating revenues were $33.9 million compared with $26.8 million for the first six months of 1997. Cost of operations increased to $29.5 million in the first six months of 1998 compared with $24.9 million in the first six months of 1997 primarily as a result of the increase in the level of business of each of the Company's segments. During the first six months of 1998, the Company recorded net income of $194,000, or $.05 per share, compared with a net loss of $925,000, or a loss of $.24 per share, for the first six months of 1997. Net operating revenues and operating income for the Company's business segments were as follows (in thousands):

                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                            -------------------   ----------------
                                              1998       1997      1998      1997
                                            --------   --------   -------   ------
Net operating revenues:
Transportation services..................    $ 9,666   $ 8,679    $18,411   $16,544
Technical environmental services.........      5,540     3,348     10,206     7,330
Waste brokerage and management services..      2,905     1,144      5,868     3,028
Other businesses (1).....................      1,122     1,046      1,462     1,415
                                             -------   -------    -------   -------
Segment operating revenues...............     19,233    14,217     35,947    28,317
Intersegment elimination.................     (1,147)     (535)    (2,050)   (1,473)
                                             -------   -------    -------   -------
                                             $18,086   $13,682    $33,897   $26,844
                                             =======   =======    =======   =======
Operating income (2):
Transportation services..................    $ 1,225   $   600    $ 1,566   $   958
Technical environmental services.........        212      (466)       316    (1,827)
Waste brokerage and management services..        331       157        702       377
Other businesses (1).....................        297       239        105        73
                                             -------   -------    -------   -------
Segment operating income (loss)..........      2,065       530      2,689      (419)


Interest expense.........................        (20)      (29)       (44)      (60)
Interest income..........................         63        19         85        40
General corporate expenses...............     (1,864)     (426)    (2,298)     (852)
                                             -------   -------    -------   -------
Income before income taxes...............    $   244   $    94    $   432   $(1,291)
                                             =======   =======    =======   =======

(1) Other businesses include the operation of a public golf course and related facilities.

(2) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Performance in the Second Quarter of 1998 compared with the Second Quarter of
1997

Segment performance

Net operating revenues of the transportation services segment increased 11.5% to $9.7 million in the second quarter of 1998 compared to $8.7 million in the second quarter of the prior year. The increase in net operating revenues is primarily attributable to an increase in transportation brokerage operations and, to a lesser extent, increased transportation of hazardous and industrial waste. The transportation services segment recorded operating income of $1.2 million in the second quarter of 1998 compared to $.6 million in the second quarter of 1997. Operating income of the transportation services segment increased primarily due to a rebate of $.4 million of workers' compensation premiums from the State of Ohio and an increase in the level of business.

Net operating revenues of the technical environmental services segment increased to $5.5 million in the second quarter of 1998 compared with $3.3 million in the prior year quarter. The increase in net operating revenues was primarily the result of an increase in the level of engineering, consulting, remediation and laboratory services provided. The net operating revenues of the technical environmental services segment in the second quarter also included net operating revenues associated with the management of a captive landfill which began in the fourth quarter of 1997. The technical environmental services segment recorded operating income of $.2 million in the second quarter of 1998 compared with an operating loss of $.5 million in the second quarter of 1997. The improvement in operating income is primarily the result of increased engineering and consulting services and, to a lesser extent, the inclusion of the operating income of the management of a captive landfill and an increase in laboratory services.

Net operating revenues of the waste disposal brokerage and management segment increased to $2.9 million in the second quarter of 1998 compared with $1.1 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services. The waste disposal brokerage and management services segment recorded operating income of $.3 million in the second quarter of 1998 compared with $.2 million in the second quarter of 1997. The increase in operating income is primarily attributable to increased levels of business. Operating margins during the second quarter of 1998 were lower than operating margins for the prior year quarter as a result of reduced margins on the disposal of waste from a certain remediation project.

Interest expense

Interest expense was $20,000 in the second quarter of 1998 compared to $29,000 in the second quarter of the prior year. The decrease was primarily attributed to a decrease in the amount of principal outstanding. During the second quarter of 1998, the Company repaid the bank loan associated with the construction of the golf pro shop and banquet facility.

General corporate expenses

General corporate expenses were $1.9 million in the second quarter of 1998 compared with $.4 million in the second quarter of the prior year. Included in the general corporate expenses in the second quarter of 1998 and the second quarter of 1997 are corporate expenses of approximately $.4 million relating to AWS which were allocated to Avalon's businesses. The increase in general corporate expenses in the second quarter of 1998 compared to the prior year quarter is primarily attributable to a one-time charge for additional compensation and severance paid in the second quarter of 1998 which amounted to $1.4 million.

Net income

The Company recorded net income of $103,000 in the second quarter of 1998 compared with net income of $21,000 in the second quarter of the prior year.
The Company's overall effective tax rate, including the effect of state income tax provisions, was 57.8% in the second quarter of 1998 compared to 78.5% in the prior year's second quarter. The effective tax rate is significantly higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

Performance in the First Six Months of 1998 compared with the First Six Months of 1997

Segment Performance

Net operating revenues of the transportation services segment increased to $18.4 million in the first six months of 1998 compared with $16.5 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in transportation brokerage operations and, to a lesser extent, increased transportation of hazardous and industrial waste. The transportation services segment recorded operating income of $1.6 million in the first six months of 1998 compared to $1.0 million in the first six months of the prior year. Operating income of the transportation services segment increased primarily due to a rebate of $.4 million for workers' compensation premiums from the State of Ohio in the second quarter and an increase in the level of business.

Net operating revenues of the technical environmental services segment increased to $10.2 million in the first six months of 1998 compared with $7.3 million in the first six months of the prior year. The increase in net operating revenues is primarily attributable to an increase in engineering and consulting services and the inclusion of the net operating revenues associated with the management of a captive landfill which began in the fourth quarter of 1997 and, to a lesser extent, an increase in remediation and laboratory services provided. For the first six months of 1998, the technical environmental services segment recorded operating income of $.3 million compared with an operating loss of $1.8 million in the first six months of the prior year. The improvement in operating income is primarily attributable to increased levels of business and the inclusion of the operating income from management of a captive landfill. For the first six months of 1997, the technical environmental services segment incurred a significant operating loss which was primarily attributable to losses incurred during the first quarter of 1997 in connection with a remediation project in Denver, Colorado. The operating loss for the first six months of 1997 was also the result of inefficiencies and delays at other remediation projects and decreased levels of engineering and consulting services.

Net operating revenues of the waste disposal brokerage and management services segment increased to $5.9 million in the first six months of 1998 compared with $3.0 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage business and management services. The waste disposal brokerage and management services segment recorded operating income of $.7 million in the first six months of 1998 compared with $.4 million in the first six months of 1997. The increase in operating income is primarily attributable to increased levels of business. Operating margins for the first six months of 1998 were slightly lower than operating margins for the prior year period as a result of reduced margins on the disposal of waste from a certain remediation project.

Interest expense

Interest expense was $44,000 in the first six months of 1998 compared with $60,000 in the first six months of 1997. The decrease was primarily attributed to a decrease in the amount of principal outstanding. During the second quarter of 1998, the Company repaid the bank loan associated with the construction of the golf pro shop and banquet facility.

General corporate expenses

General corporate expenses were $2.3 million for the first six months of 1998 compared with $.9 million for the first six months of the prior year. Included in the general corporate expenses for the first six months of 1998 and 1997 are corporate expenses of approximately $.9 million relating to AWS which were allocated to Avalon's businesses. The increase in general corporate expenses for the first six months of 1998 compared with the first six months of the prior year is primarily attributable to a one-time charge for additional compensation and severance paid in the second quarter of 1998 which amounted to $1.4 million.

Net income (loss)

The Company recorded net income of $.2 million for the first six months of 1998 compared with a net loss of $.9 million for the first six months of the prior year primarily as a result of the foregoing. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 55% for the first six months of 1998 compared with 28.4% for the first six months of 1997. The effective tax rate is significantly higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

Trends and uncertainties

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition.

The Company currently is assessing its computer systems to ensure that they are capable of processing periods for the year 2000 and beyond. The Company's assessment of its computer systems will be complete by December, 1998. The Company does not believe that the cost of its compliance or the possible failure to comply by third parties with whom the Company currently conducts business will have a material adverse effect on its business, financial condition or results of operations. The Company anticipates that it will be in compliance prior to the year 2000.

The federal government and numerous state and local governmental bodies are increasingly considering, proposing or enacting legislation or regulation to either restrict or impede the disposal and/or transportation of waste. A significant portion of Avalon's transportation and disposal brokerage and revenues is derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.

Competitive pressures within the environmental industry continue to impact the financial performance of Avalon's transportation services, technical environmental services and waste disposal brokerage and management services. A further decline in the rates which customers are willing to pay for its services could adversely impact the future financial performance of Avalon.

Historically, a significant portion of Avalon's transportation revenues was a result of AWS's disposal business. As a result of the transportation operations no longer being affiliated with AWS, there can be no assurance that such transportation services and resulting revenues will continue in the future. The loss of such revenues could, if not replaced, have an adverse impact upon the Avalon's future financial performance.

There is no assurance that, as a stand-alone company, Avalon's results of operations will continue at a level similar to its results of operations while a part of AWS. Avalon may be more susceptible to competitive and market factors than when Avalon was a part of AWS. Additionally, unfavorable reaction to the Spin-off and/or Merger by Avalon's customers could adversely affect the business and operations of Avalon. Avalon's selling, general and administrative expenses and costs of operations after the Spin-off are anticipated to be significantly higher than the historical expenses and costs of Avalon because certain selling, general and administrative expenses and costs of operations of AWS that had historically been allocated to subsidiaries of AWS that are not part of Avalon will be selling, general and administrative expenses and costs of operations of Avalon.

                  ____________________________________________
                  ____________________________________________

                           PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        On or about October 3, 1991, one stockholder owning 100 shares of AWS Class A Common Stock brought suit against AWS and others on behalf of himself and a purported class of other stockholders in the United States District Court for the Southern District of New York, captioned
        Werbosky v. American Waste Services, Inc., et al. The suit, which was
        ------------------------------------------------
        transferred to the United States District Court for the Northern District of Ohio, alleges that AWS, the signatories to its registration statement filed with the SEC during October 1990, and AWS's underwriters violated federal securities laws in connection with AWS's public offering of six million shares of AWS Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failures to disclose allegedly material information concerning the nature of AWS's market, the size of AWS's market; AWS's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making AWS especially vulnerable to local conditions and competition; AWS's failure to set forth present and imminent competition; and AWS's growth. The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of AWS's stock following the public offering and rescission.

        On September 26, 1997 the Court granted the defendants' Motion for Summary Judgment and dismissed the plaintiff's case. On October 25, 1997, pursuant to the federal rules of appellate procedure, the plaintiff filed a notice of appeal. Such appeal is currently pending and Avalon, on behalf of AWS, intends to vigorously defend the Court's order. Avalon has agreed to assume and indemnify AWS for any costs and potential liability with respect to this matter.

        In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. During the third quarter of 1997, these subsidiaries became parties to an Agreed Order for Remedial Investigation/Feasibility Study and the Four County Landfill Site Participation Agreement (the "Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Because the relevant law provides for joint and several liability among the responsible parties, any one of them, including these subsidiaries, could be assessed the entire cost of the remediation, although this is unlikely. Currently, the extent of any ultimate liability of any of these subsidiaries with respect to this facility is unknown.

        When Avalon concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in Avalon's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon will provide for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, Avalon accrued a liability of in 1995 relating to this matter.

        Avalon's estimates are revised, as deemed necessary, as additional information becomes known. Avalon anticipates obtaining additional information over the next several months by reason of, among other things, having entered into the Participation Agreement.

        While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time, Avalon does not anticipate that the amount of any such revisions will have a material adverse effect on it.

        In addition to the foregoing, in the ordinary course of conducting their businesses, subsidiaries of Avalon become involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Any of these proceedings may result in fines, penalties or judgments being assessed which, from time to time, may have an impact on an Avalon subsidiary's business and financial condition. Avalon does not believe that any pending proceedings, individually or in the aggregate, would have a material adverse effect on it.

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             None

        (b)  Reports on Form 8-K
             None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date:   August 13, 1998           By:   /s/ Timothy C. Coxson
     ----------------------             ---------------------------------------
                                  Timothy C. Coxson, Executive Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)