Form 10-Q
period 1998-09-30
AVALON HOLDINGS CORP
filed 1998-11-09
CIK 1061069

                                      1998
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                       ----------------------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission file number 1-14105

                       ----------------------------------


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

The registrant had 3,175,802 shares of its Class A Common Stock and 627,572 shares of its Class B Common Stock outstanding as of November 2, 1998.

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        Page
                                                                        ----

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for the Three and
  Nine Months Ended September 30, 1998 and 1997 (Unaudited).............  3

  Condensed Consolidated Balance Sheets at September 30,
   1998 (Unaudited) and December 31, 1997...............................  4

  Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1998 and 1997 (Unaudited)..................  5

  Notes to Condensed Consolidated Financial Statements (Unaudited)......  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................... 10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................ 17

  Item 2.  Changes in Securities........................................ 18

  Item 3.  Defaults upon Senior Securities.............................. 18

  Item 4.  Submission of Matters to a Vote of Security Holders.......... 18

  Item 5.  Other Information............................................ 18

  Item 6.  Exhibits and Reports on Form 8-K............................. 18

SIGNATURE............................................................... 19

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                ----------------------------        -----------------------------
                                                   1998              1997              1998              1997
                                                -----------    -------------        ----------     --------------
Net operating revenues.......................       $21,204          $16,747           $55,101            $43,591

Cost and expenses:
Cost of operations...........................        18,200           14,293            47,661             39,199
Selling, general and administrative expense..         2,504            2,238             6,996              5,534
                                                    -------          -------           -------            -------

Income (loss) from operations................           500              216               444             (1,142)

Other income (expense):
Interest expense.............................            --              (28)              (44)               (88)
Other income, net............................           313               64               845                191
                                                    -------          -------           -------            -------

Income (loss) before income taxes............           813              252             1,245             (1,039)
Income taxes (benefit) expense...............           447              112               685               (254)
                                                    -------          -------           -------            -------
Net income (loss)............................       $   366          $   140           $   560            $  (785)
                                                    =======          =======           =======            =======

Basic net income (loss) per share............          $.10             $.04              $.15              $(.21)
                                                    =======          =======           =======            =======

Weighted average shares outstanding (Note 2).         3,803            3,803             3,803              3,803
                                                    =======          =======           =======            =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                September 30,   December 31,
                                                    1998           1997
                                                ------------    -----------
Assets                                           (Unaudited)
------
Current assets:
 Cash and cash equivalents.................        $21,008          1,763
 Accounts receivable, net..................         18,398         19,034
 Refundable income taxes...................             --            105
 Deferred income taxes.....................            207            199
 Prepaid expenses and
  other current assets.....................          2,200            977
                                                   -------        -------
  Total current assets.....................         41,813         22,078

Properties and equipment, less accumulated
 depreciation and amortization of
  $14,832 in 1998 and $13,357 in 1997......         24,016         19,184
Costs in excess of fair market value of net
 assets of acquired businesses, net........          2,893          3,022
Other assets, net..........................            237            233
                                                   -------        -------
  Total assets.............................        $68,959        $44,517
                                                   =======        =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt.........        $    --        $   230
 Accounts payable..........................          7,839          4,785
 Accrued payroll and other compensation....          1,146            906
 Accrued income taxes......................          1,538            176
 Other accrued taxes.......................            823            872
 Other liabilities and accrued expenses....          1,448          1,372
                                                   -------        -------
  Total current liabilities................         12,794          8,341

Long-term debt.............................             --          1,006
Deferred income taxes......................          1,638          1,367
Other noncurrent liabilities...............            845            856

Shareholders' equity :
 Class A Common Stock, $.01 par value......             32             32
 Class B Common Stock, $.01 par value......              6              6
 Paid-in capital...........................         57,633         37,458
 Accumulated deficit.......................         (3,989)        (4,549)
                                                   -------        -------
  Total shareholders' equity...............         53,682        $32,947
                                                   -------        -------
  Total liabilities and
   shareholders' equity....................        $68,959        $44,517
                                                   =======        =======

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed  Consolidated  Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           -----------------------
                                                                                             1998          1997
                                                                                           ---------    ----------
Operating activities:
   Net income (loss) ...................................................................   $     560    $     (785)
Reconciliation of net income (loss) to cash provided (used) by operating activities:
       Depreciation and amortization....................................................       1,963         1,717
       Provision for deferred income taxes..............................................         (24)          (57)
       Provision for losses on accounts receivable......................................         143           670
       Gain on sales of property and equipment..........................................         (15)          (44)
       Changes in assets and liabilities
           Increase in accounts receivable..............................................      (5,126)          (14)
           (Increase) decrease in refundable income taxes...............................         105          (241)
           (Increase) decrease in prepaid expenses and other current assets.............        (948)          292
           Increase in other assets.....................................................         (32)          (17)
           Increase (decrease) in accounts payable......................................       2,756          (262)
           Increase in accrued payroll and other compensation...........................         240            61
           Increase (decrease) in accrued income taxes..................................         355           (95)
           Increase (decrease) in other accrued taxes...................................         (24)           94
           Increase (decrease) in other liabilities and accrued expenses................        (169)          218
           Decrease in other noncurrent liabilities.....................................         (11)          (81)
                                                                                           ----------   ----------
           Net cash provided (used) by operating activities.............................        (227)        1,456
                                                                                           ----------   ----------
Investing activities:
   Capital expenditures.................................................................      (1,748)       (2,060)
   Proceeds from sales of property and equipment........................................          81           165
                                                                                           ---------    ----------
         Net cash used in investing activities..........................................      (1,667)       (1,895)
                                                                                           ----------   ----------

Financing activities:
   Capital contribution from American Waste Services, Inc. .............................      22,475            --
   Repayments of long-term debt.........................................................      (1,236)         (227)
   Dividends paid to American Waste Services, Inc.......................................        (100)         (100)
                                                                                           ----------   ----------
           Net cash provided (used) by financing activities.............................      21,139          (327)
                                                                                           ---------    ----------

Increase (decrease) in cash and cash equivalents........................................      19,245          (766)
Cash and cash equivalents at beginning of year..........................................       1,763         1,975
                                                                                           ---------    ----------
Cash and cash equivalents at end of period..............................................     $21,008     $   1,209
                                                                                           =========    ==========


See accompanying notes to condensed consolidated financial statements.

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 1998

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon Holdings Corporation was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. ("AWS"). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS (the "Contribution Agreement"), AWS contributed to Avalon its transportation operations, technical environmental operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, liabilities relating to the termination of employment of certain employees of AWS and costs and potential liabilities relating to the legal proceeding captioned Werbosky v. American
                                                       --------------------
Waste Services, Inc., et al. On June 17, 1998 AWS distributed, as a special
----------------------------
dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc. (the "Merger").

The assets and liabilities contributed by AWS to Avalon pursuant to the Contribution Agreement and Merger Agreement were as follows (in thousands):


Assets contributed:
     Cash    .............................................$  4,974
     Accounts receivable..................................      69
     Accounts receivable -- AWS subsidiaries..............  15,965
     Current deferred tax benefit.........................       8
     Prepaid expenses.....................................     275
     Properties, net......................................   5,100
     Notes receivable -- AWS subsidiaries.................   1,536
     Other assets.........................................      15
                                                           -------
         Total assets contributed.........................$ 27,942
                                                           =======



Liabilities assumed:
     Accounts payable..................................... $   298
     Accounts payable-- Avalon subsidiaries...............   5,688
     Other current liabilities............................   1,227
     Deferred federal taxes...............................     295
                                                           -------
         Total liabilities assumed........................   7,508
                                                           -------
         Net assets contribut...........................   $20,434
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

Note 2.  Net Income (Loss) Per Share

For purposes of determining the basic net income (loss) per share data for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding for all periods presented. As such, the weighted average number of shares outstanding for all periods presented is 3,803,374.

Note 3. Debt

During the first nine months of 1998 the Company repaid $1.2 million of long-term indebtedness of which $1.1 million related to the repayment of a bank loan associated with the construction of the golf pro shop and banquet facility.

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

Note 4. Legal Matters

On or about October 3, 1991, one shareholder owning 100 shares of AWS Class A Common Stock brought suit against AWS and others on behalf of himself and a purported class of other stockholders in the United States District Court for the Southern District of New York, captioned Werbosky v. American Waste
                                             --------------------------
Services, Inc. et al. The suit, which was transferred to the District Court for
---------------------
the Northern District of Ohio, alleges that AWS, the signatories to the registration statement filed with the Securities and Exchange Commission during October 1990, and AWS's underwriters violated federal securities laws in connection with AWS's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failures to disclose allegedly material information concerning the nature of AWS's market; the size of AWS's market; AWS's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making AWS especially vulnerable to local conditions and competition; AWS's failure to set forth the present and imminent competition; and AWS's growth. The plaintiff seeks damages in an unspecified amount alleged to have arisen in part from the decline in the price of AWS's stock following the public offering, and rescission.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of Avalon Holdings Corporation and its subsidiaries. As used in this report, the terms "Avalon", or "Company" mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

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

Spin-off
--------

Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. ("AWS") (the "Contribution Agreement"), AWS contributed to Avalon its transportation operations, technical environmental operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, liabilities relating to the termination of employment of certain employees of AWS and costs and potential liabilities relating to the legal proceeding captioned Werbosky v. American
                                                       --------------------
Waste Services, Inc., et al. On June 17, 1998 AWS distributed, as a special
----------------------------
dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc. (the "Merger").

Liquidity and Capital Resources
-------------------------------

For the first nine months of 1998, the primary source of cash was from financing activities which related to the capital contribution made by AWS to Avalon in connection with the Spin-off. For the first nine months of 1998, the Company utilized the cash provided by financing activities and existing cash to meet operating needs, repay indebtedness and fund capital expenditures.

Working capital increased to $29 million at September 30, 1998 from $13.7 million at December 31, 1997 primarily as a result of the capital contribution made by AWS in connection with the Spin-off.

During the first nine months of 1998, capital spending for Avalon totaled $1.7 million which was principally related to the purchase of equipment for the transportation and technical environmental services operations. Avalon's capital spending in 1998 is expected to be in the range of $1.8 million to

$2.8 million. Capital expenditures in 1998 will relate principally to acquiring additional transportation equipment.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be for the foreseeable future sufficient to meet operating requirements, fund debt repayments, and fund capital expenditure programs. Avalon does not currently have its own credit facilities.

Certain subsidiaries of the Company, which prior to the Spin-off were subsidiaries of AWS currently remain as guarantors of outstanding letters of credit in the aggregate amount of $8.3 million issued prior to the Spin-off. AWS is primarily liable under the letters of credit and, as such, the Company does not anticipate any liability relating to such letters of credit. The letters of credit are currently being utilized by AWS to satisfy the financial assurance requirements of the Ohio Environmental Protection Agency ("OEPA") for two of AWS's disposal facilities. These facilities have requested to utilize other financial assurance mechanisms as provided by Ohio regulations. Upon approval by the OEPA of such requests, which approval is anticipated to be received in the near future, the letters of credit will be cancelled and the aforementioned guaranty obligations will be extinguished.

Results of Operations

Overall performance

Net operating revenues in the third quarter of 1998 increased to $21.2 million compared with $16.7 million in the prior year's third quarter. Cost of operations increased to $18.2 million in the third quarter of 1998 compared with $14.3 million in the prior year quarter primarily as a result of the increase in the level of business of each of the Company's segments. The Company recorded net income of $366,000 or $.10 per share for the third quarter of 1998 compared to net income of $140,000 or $.04 per share for the third quarter of 1997. For the first nine months of 1998, net operating revenues were $55.1 million compared with $43.6 million for the first nine months of 1997. Cost of operations increased to $47.7 million in the first nine months of 1998 compared with $39.2 million in the first nine months of 1997 primarily as a result of the increase in the level of business of each of the Company's segments. During the first nine months of 1998, the Company recorded net income of $560,000, or $.15 per share, compared with a net loss of $785,000, or a loss of $.21 per share, for the first nine months of 1997. Net operating revenues and operating income for the Company's business segments were as follows (in thousands):

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                          ------------------------       ------------------------
                                                            1998           1997              1998        1997
                                                          ---------    -----------       ----------   -----------
Net operating revenues:
Transportation services................................   $   9,536    $     9,317       $   27,947   $    25,861
Technical environmental services.......................       7,224          4,770           17,430        12,100
Waste brokerage and management services................       4,849          1,850           10,717         4,878
Other businesses (1)...................................       1,634          1,587            3,096         3,002
                                                          ---------    -----------       ----------   -----------
Segment operating revenues.............................      23,243         17,524           59,190        45,841
Intersegment elimination...............................      (2,039)          (777)          (4,089)       (2,250)
                                                          ----------   ------------      -----------  ------------
                                                          $  21,204    $    16,747       $   55,101   $    43,591
                                                          =========    ===========       ==========   ===========
Operating income (loss) (2):
Transportation services................................   $     495    $       503       $    2,061   $     1,461
Technical environmental services.......................         259           (718)             575        (2,545)
Waste brokerage and management services................         302            275            1,004           652
Other businesses (1)...................................         448            596              553           669
                                                          ---------    -----------       ----------   -----------
Segment operating income (loss)........................       1,504            656            4,193           237


Interest expense ......................................          --            (28)             (44)          (88)
Interest income........................................         300             21              385            61
Other income (expense), net............................         (15)            29              (15)           29
General corporate expenses.............................        (976)          (426)          (3,274)       (1,278)
                                                          ----------   ------------      -----------  ------------
Income (loss) before income taxes......................   $     813    $       252       $    1,245   $    (1,039)
                                                          =========    ===========       ==========   ============

(1) Other businesses include the operation of a public golf course and related facilities.

(2) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Performance in the Third Quarter of 1998 compared with the Third Quarter of 1997

Segment performance

Net operating revenues of the transportation services segment increased to $9.5 million in the third quarter of 1998 compared to $9.3 million in the third quarter of the prior year. The increase in net operating revenues is primarily attributable to an increase in transportation brokerage operations and increased transportation of hazardous waste, partially offset by a reduction in the transportation of general commodities. Despite the increase in net operating revenues, the transportation services segment recorded operating income of $.5 million in the third quarter of 1998 and the third quarter of 1997 primarily as a result of a change in the mix of transportation services provided.

Net operating revenues of the technical environmental services segment increased to $7.2 million in the third quarter of 1998 compared with $4.8 million in the prior year quarter. The increase in net operating revenues was primarily the result of an increase in the level of engineering, consulting, remediation and laboratory services provided. The net operating revenues of the technical environmental services segment in the third quarter also included net operating revenues associated with the management of a captive landfill which began in the fourth quarter of 1997. The technical environmental services segment recorded operating income of $.3 million in the third quarter of 1998 compared with an operating loss of $.7 million in the third quarter of 1997. The improvement in operating income is primarily the result of increased engineering and consulting services and, to a lesser extent, an increase in laboratory services and the inclusion of the operating income of the management of a captive landfill. Furthermore, the operating loss incurred in the third quarter of 1997 was primarily attributable to a write-off of an account receivable in an amount of $.5 million associated with the settlement of a dispute regarding a remediation project in Denver, Colorado.

Net operating revenues of the waste disposal brokerage and management segment increased to $4.8 million in the third quarter of 1998 compared with $1.9 million in the third quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Operating income for the waste disposal brokerage and management services segment was $.3 million in both the third quarter of 1998 and the third quarter of 1997. Despite the significant increase in net operating revenues, operating income did not increase, because of increased costs including significantly higher selling and administrative expenses.

Interest expense

The Company did not have any debt outstanding during the third quarter of 1998 and, as a result, did not incur any interest expense. Interest expense in the third quarter of 1997 was $28,000.

General corporate expenses

General corporate expenses were $1 million in the third quarter of 1998 compared with $.4 million in the third quarter of the prior year. General corporate expenses for the third quarter of 1998 were the actual expenses incurred by the Company for such period, while general corporate expenses for the third quarter of 1997 were based upon an allocation of a portion of the general corporate expenses of AWS prior to the Spin-off. The increase in general corporate expenses for the current quarter as compared with the prior year quarter is the result of the Company incurring all of the costs associated with the corporate headquarters contributed to Avalon by AWS and additional expenses resulting from operating as an independent company subsequent to the Spin-off.

Net income

The Company recorded net income of $366,000 in the third quarter of 1998 compared with net income of $140,000 in the third quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 55% in the third quarter of 1998 compared to 44.4% in the prior year's third quarter. The effective tax rate is significantly higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

Performance in the First Nine Months of 1998 compared with the First Nine Months of 1997

Segment Performance

Net operating revenues of the transportation services segment increased to $27.9 million in the first nine months of 1998 compared with $25.9 million in the first nine months of the prior year. The increase in net operating revenues is primarily the result of an increase in transportation brokerage operations and increased transportation of hazardous and industrial waste, partially offset by a decrease in the transportation of general commodities. The transportation services segment recorded operating income of $2.1 million in the first nine months of 1998 compared to $1.5 million in the first nine months of the prior year. Operating income of the transportation services segment increased primarily due to a rebate of $.4 million for workers' compensation premiums from the State of Ohio in the second quarter and an increase in the level of business.

Net operating revenues of the technical environmental services segment increased to $17.4 million in the first nine months of 1998 compared with $12.1 million in the first nine months of the prior year. The increase in net operating revenues is primarily attributable to an increase in engineering and consulting services and the inclusion of the net operating revenues associated with the management of a captive landfill which began in the fourth quarter of 1997. For the first nine months of 1998, the technical environmental services segment recorded operating income of $.6 million compared with an operating loss of $2.5 million in the first nine months of the prior year. The improvement in operating income is primarily attributable to increased levels of business and the inclusion of the operating income from management of a captive landfill. Furthermore, for the first nine months of 1997, the technical environmental services segment incurred a significant operating loss which was primarily attributable to losses incurred in connection with a remediation project in Denver, Colorado. The operating loss for the first nine months of 1997 was also the result of inefficiencies and delays at other remediation projects.

Net operating revenues of the waste disposal brokerage and management services segment increased to $10.7 million in the first nine months of 1998 compared with $4.9 million in the first nine months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage business and management services provided. The waste disposal brokerage and management services segment recorded operating income of $1.0 million in the first nine months of 1998 compared with $.7 million in the first nine months of 1997. The increase in operating income is primarily attributable to increased levels of business. Despite the significant increase in net operating revenues, operating income did not increase proportionately, primarily because of the increased costs, including significantly higher selling and administrative expenses and, to a lesser extent, as a result of reduced margins on the disposal of waste from a certain remediation project.

Interest expense

Interest expense was $44,000 in the first nine months of 1998 compared with $88,000 in the first nine months of 1997. The decrease was primarily attributed to a decrease in the amount of indebtedness outstanding. During the third quarter of 1998, the Company did not have any debt outstanding.

General corporate expenses

General corporate expenses were $3.3 million for the first nine months of 1998 compared with $1.3 million for the first nine months of the prior year. General corporate expenses for the first nine months of 1998 reflect an allocation of a portion of the general corporate expenses of AWS prior to the Spin-off and the actual expenses incurred by the Company subsequent to the Spin-off. General corporate expenses for the first nine months of 1997 were based solely upon an allocation of a portion of the general corporate expenses of AWS prior to the Spin-off. The increase in general corporate expenses for the first nine months of 1998 compared with the first nine months of 1997 is primarily attributable to a one-time charge of $1.4 million for additional compensation and severance paid in the second quarter of 1998 , the Company incurring all of the costs associated with the corporate headquarters contributed to Avalon by AWS, and additional expenses resulting from operating as an independent company subsequent to the Spin-off.

Net income (loss)

The Company recorded net income of $.6 million for the first nine months of 1998 compared with a net loss of $.8 million for the first nine months of the prior year primarily as a result of the foregoing. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 55% for the first nine months of 1998 compared with 24.4% for the first nine months of 1997. The effective tax rate is significantly higher than statutory rates due to the nondeductibility for income tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

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

The Company is currently completing its assessment of its Year 2000 issues. The Company's assessment process includes a review of its computerized systems, including both information technology and non-information technology systems, to ensure that they are capable of processing periods for the Year 2000 and beyond, as well as a review of whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company's assessment will be completed by December 31, 1998.

The Company believes that its current systems and any new or upgraded systems are or will be Year 2000 compliant and that any historical or estimated future costs of remediating any non-compliant system have not been and will not be material. The Company does not believe that the failure of its systems to be Year 2000 compliant will have a material adverse effect upon the Company's business, results of operations or financial condition.

While non-compliance by infrastructure related technologies which affect utilities, communications and financial institutions may have a material adverse effect, the Company is currently unaware of any customer, vendor or supplier which, if not Year 2000 compliant, would have a material adverse effect upon the Company's business, results of operations or financial condition.

The federal government and numerous state and local governmental bodies are increasingly considering, proposing or enacting legislation or regulation to either restrict or impede the disposal and/or transportation of waste. A significant portion of Avalon's transportation and disposal brokerage and management revenues is derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.

Competitive pressures within the environmental industry continue to impact the financial performance of Avalon's transportation services, technical environmental services and waste disposal brokerage and management services. A decline in the rates which customers are willing to pay for its services could adversely impact the future financial performance of Avalon.

The Company's operations are somewhat seasonal in nature because a significant portion of the operations are performed primarily in selected northeastern and midwestern states. As a result, the Company's financial performance could be adversely affected by winter weather conditions.

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

There is no assurance that, as a stand-alone company, Avalon's results of operations will continue at a level similar to its results of operations while a part of AWS. Avalon may be more susceptible to competitive and market factors than when Avalon was a part of AWS. Additionally, unfavorable reaction to the Spin-off and/or Merger by Avalon's customers could adversely affect the business and operations of Avalon. Avalon's selling, general and administrative expenses and costs of operations after the Spin-off are anticipated to continue to be significantly higher than the historical expenses and costs of Avalon because certain selling, general and administrative expenses and costs of operations of AWS that had historically been allocated to subsidiaries of AWS that are not part of Avalon will be selling, general and administrative expenses and costs of operations of Avalon.

                         ============================

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about October 3, 1991, one stockholder owning 100 shares of AWS Class A Common Stock brought suit against AWS and others on behalf of himself and a purported class of other stockholders in the United States District Court for the Southern District of New York, captioned Werbosky v. American Waste Services, Inc., et al. The suit, which was
         -------------------------------------------------
         transferred to the United States District Court for the Northern District of Ohio, alleges that AWS, the signatories to its registration statement filed with the SEC during October 1990, and AWS's underwriters violated federal securities laws in connection with AWS's public offering of six million shares of AWS Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failures to disclose allegedly material information concerning the nature of AWS's market, the size of AWS's market; AWS's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making AWS especially vulnerable to local conditions and competition; AWS's failure to set forth present and imminent competition; and AWS's growth. The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of AWS's stock following the public offering and rescission.

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

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date: November 6, 1998        By:          /s/ Timothy C. Coxson
      ------------------         ------------------=---------------------------
                              Timothy C. Coxson, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)