Form 10-K405
period 1998-12-31
AVALON HOLDINGS CORP
filed 1999-03-23
CIK 1061069

                                      1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ______________________________

                                   FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1998

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number 1-14105
                         ______________________________

                          AVALON HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

               Ohio                                         34-1863889
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                   One American Way, Warren, Ohio  44484-5555
           (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (330) 856-8800

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
   Title of Each Class                           on Which Registered
   -------------------                          ---------------------
Class A Common Stock, $.01 par value            American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No ___
                                        -----

The aggregate market value of Class A Common Stock of the registrant held by non-affiliates on February 8, 1999 was $20.8 million. Assuming that the market value of the Company's Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock of the registrant held by non-affiliates on February 8, 1999 was approximately $71,000. The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of March 2, 1999.

                      Documents Incorporated by Reference

1. Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 1998 (Parts I and II of Form 10-K).
2. Portions of the Avalon Holdings Corporation Proxy Statement dated March 19, 1999 (Part III of Form 10-K).

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
                       _________________________________


As used in this report, the terms "Avalon," "Company," and "Registrant" mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

                       _________________________________

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
Part I
 Item 1.      Business................................................................... 1
 Item 2.      Properties................................................................. 6
 Item 3.      Legal Proceedings.......................................................... 6
 Item 4.      Submission of Matters to a Vote of Security Holders........................ 7

 Executive Officers of the Registrant.................................................... 7

Part II
 Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.. 8
 Item 6.      Selected Financial Data.................................................... 8
 Item 7.      Management's Discussion and Analysis of Financial Condition and Results
              of Operations.............................................................. 8
 Item 8.      Financial Statements and Supplementary Data................................ 8
 Item 9.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure....................................................... 8

Part III
 Item 10.    Directors and Executive Officers of the Registrant.......................... 9
 Item 11.    Executive Compensation......................................................10
 Item 12.    Security Ownership of Certain Beneficial Owners and Management..............10
 Item 13.    Certain Relationships and Related Transactions..............................10

Part IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............11

Signatures...............................................................................12

                                     PART 1

ITEM 1.  BUSINESS

Spin-off
--------

Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. ("AWS") (the "Contribution Agreement"), AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, liabilities relating to the termination of employment of certain employees of AWS and costs and potential liabilities relating to the legal proceeding captioned Werbowsky v.
                                                                 ------------
American Waste Services, Inc., et al.  On June 17, 1998 AWS distributed, as a
-------------------------------------
special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc. (the "Merger").

General
-------

Avalon was incorporated in Ohio on April 30, 1998 solely for the purpose of effecting the Spin-off. Avalon is a holding company which owns subsidiaries that historically performed the transportation operations, technical environmental services operations, waste disposal brokerage and management operations and golf course and related operations of AWS.

In January 1990, AWS acquired the Company's transportation companies:
DartAmericA, Inc. and its subsidiaries which provide hazardous and nonhazardous waste transportation, transportation of general and bulk commodities, and transportation brokerage and management services; and Envirco Transportation Management, Inc., a waste transportation brokerage and management business.

In October 1990, AWS acquired the Company's environmental consulting, laboratory and remediation companies: Earth Sciences Consultants, Inc., Antech Ltd., and AWS Remediation, Inc. These technical environmental services firms are referred to collectively as the "Earth Sciences Companies."

During 1995, American Waste Management Services, Inc. commenced waste disposal brokerage and management operations. These operations had previously been performed by AWMS, Inc., which was acquired by AWS in January 1990 and no longer transacts business.

During the third quarter of 1997, a newly organized subsidiary, American Landfill Management, Inc. started its captive landfill management operations.

Business Segments Information
-----------------------------

Avalon's primary business segments are transportation services, technical environmental services, and waste disposal brokerage and management services that are provided to industrial, commercial, municipal and governmental customers primarily in selected eastern and midwestern U.S. markets. Avalon's transportation services segment provides transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities and the brokerage and management of transportation services. For the years 1998, 1997 and 1996, the net operating revenues of the transportation services segment represented approximately 46%, 57% and 49%, respectively, of Avalon's total segments' net operating revenues. Avalon's technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation and captive landfill management services. For the years 1998, 1997 and 1996, the net operating revenues of the technical environmental services segment represented approximately 31%, 27% and 33%, respectively, of Avalon's total segments' net operating revenues. Avalon's waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services. For the years 1998, 1997 and 1996, the net operating revenues of the waste disposal brokerage and management services segment represented approximately 18%, 11% and 12%, respectively, of Avalon's total segments' net operating revenues. Avalon also operates a golf course and related operations.

Transportation Services

General

Avalon's transportation subsidiaries transport waste and other materials on behalf of customers within the United States and portions of Canada and provide transportation brokerage and management services, as well as intermodal transportation services. The transportation operations have the equipment and the expertise to transport virtually all types of waste and most commodity products.

DartAmericA, Inc.

DartAmericA, Inc. through its subsidiaries (collectively, "Dart"), headquartered in Warren, Ohio, is engaged in the transportation of waste and is a common carrier of both general and bulk commodities. Dart, which commenced operations in 1965, also engages in the brokerage of transportation.

Dart is a fully licensed hazardous and nonhazardous waste carrier.
Approximately 65%, 60% and 59% of the revenue generated by Dart in 1998, 1997 and 1996, respectively, related to the transportation of waste. Hazardous waste represented 63%, 67% and 66% of Dart's waste transportation revenues in 1998, 1997 and 1996, respectively.

Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 35%, 40% and 41% of its revenues in 1998, 1997 and 1996, respectively, from the transportation of bulk commodities, such as coal, salt, sand, ash, steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

A majority of the truck power units and a substantial number of the trailers used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from carriage. Most of the approximately 90 to 110 independent truckers who provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of automotive liability insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart. See Item 2--"Properties."

Waste is transported by roll-off trailers, specialized tankers, van trailers, dump trailers or flatbed trailers to treatment and disposal facilities. Dart leases roll-off containers to customers which fill the containers with waste as it is generated. Using specially designed trailers, Dart periodically picks up and replaces the containers, which it transports to approved facilities for disposal. See Item 2--"Properties."

Dart also provides transportation brokerage and management services to a variety of customers. Dart maintains lists of approved transporters, which it periodically reviews and updates, and Dart will only engage transporters that it believes are reliable and efficient in providing the services required in
accordance with Dart's standards.   Subsequent to the Spin-off, the waste
transportation brokerage and management operations of Envirco Transportation Management, Inc. were consolidated with the operations of Dart.

Technical Environmental Services

The Earth Sciences Companies, headquartered in Export, Pennsylvania, provide a wide range of technical environmental services, including environmental impact studies, landfill design, permitting, site assessments, waste management and minimization consulting, laboratory services, site remediation, and environmentally related construction activities, including removal of underground storage tanks, conducting landfill closures and performing decommissioning activities. These companies also provide hazardous and nonhazardous waste management, groundwater remediation and underground storage tank management. The Earth Sciences Companies are often engaged to perform a remedial investigation/feasibility study ("RI/FS"), which first entails performing a site assessment involving the gathering of samples from a contaminated site, followed by laboratory analyses to establish or verify the nature and extent of the contaminants. Alternative solutions to remedy the particular problem are then developed, evaluated and presented to the client. The Earth Sciences Companies are equipped to implement the mitigation and decontamination program then selected by the client and approved by the appropriate regulatory agency. When implementing such a program, the Earth Sciences Companies may employ the transportation, management and/or brokerage services of its affiliated companies. The Earth Sciences Companies also possess the expertise to perform the evaluation and analysis necessary to advise clients on compliance with federal and state environmental regulations, and have assisted clients in developing waste management and compliance policies, including the development of plans for waste minimization and disposal. The Earth Sciences Companies also provide services related to the evaluation of the environmental condition of real estate for law firms, banks or potential purchasers, as well as expert environmental testimony in legal proceedings.

The Earth Sciences Companies provide comprehensive organic, inorganic and radiochemical laboratory services, including water and wastewater analyses, waste characterization, sludge, soil and rock analyses and related bench studies for wastewater treatment and process design.

In 1998, 1997 and 1996, the Earth Sciences Companies derived approximately 94%, 95% and 96%, respectively, of their revenues from environmental assessments, RI/FS's, industrial consulting, site remediation and laboratory analyses services, and 6%, 5% and 4%, respectively, from consulting work in the solid waste disposal area.

American Landfill Management, Inc. ("ALMI") is a landfill management company that provides technical and operational services to customers owning captive disposal facilities. A captive disposal facility only disposes of waste generated by the owner of such facility. ALMI provides turnkey services, including daily operations, facilities management and management reporting for its customers. Currently, ALMI manages one captive disposal facility located in Ohio.

Waste Disposal Brokerage and Management Operations

Disposal Brokerage and Management

American Waste Management Services, Inc. ("AWMS") assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer's needs.

Waste Monitoring

Because waste generators remain liable for their waste both before and after disposal, they require assurance that their waste will be safely and properly transported, treated and disposed of. To give customers this confidence, as well as to limit its own potential liability, AWMS has instituted procedures designed to minimize the risks of improper handling or disposal of waste.

Prior to AWMS providing waste brokerage or management services, a potential customer must complete a detailed questionnaire setting forth the amount, chemical composition and any special characteristics for each separate waste to be handled. Representative samples of the waste are analyzed by a state or federally certified laboratory. In addition, an AWMS representative generally inspects the process generating the waste, the location where the waste may be temporarily stored or the site of the remediation project producing the waste, and interviews representatives of the generator familiar with the waste. This inspection, along with the laboratory results, allows AWMS to determine whether the waste is within acceptable parameters for disposal and, if so, what special handling and treatment procedures must be instituted. If the waste is continuously generated, new representative samples are tested on a periodic basis.

These procedures are important to both AWMS and its customers since the key to proper handling of waste is accurate identification. Hazardous waste which is not identified as such and thus improperly disposed of can result in substantial liability to the waste generator, the disposal facility, AWMS and potentially to all other waste generators that have used the disposal site. Conversely, waste that could safely and legally be disposed of in a solid waste landfill but is instead sent to a hazardous waste facility for treatment and disposal will result in substantial and unnecessary expense to the generator.

Avalon Lakes

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Howland, Ohio on which it constructed a 26,000 square foot office building to serve as its corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. ("ALGI") acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole public golf course adjacent to the office property. See "Properties."

Governmental Regulations

In order to transport hazardous waste and, in certain cases, nonhazardous solid waste, Avalon's transportation operations must possess and maintain one or more state operating permits. These operating permits must be renewed annually and are subject to modification and revocation by the issuing agency. In addition, Avalon's waste transportation operations are subject to evolving and expanding operational, monitoring and safety requirements.

In the ordinary course of their operations, Avalon's subsidiaries may from time to time receive citations, notices or comments from regulatory authorities that such operations are not in compliance with applicable environmental regulations. These agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses or to require the remediation of environmental problems resulting from Avalon's transportation or waste brokerage operations. Upon receipt of such citations, notices or comments, the appropriate subsidiary works with the authorities in an attempt to resolve the issues raised. Failure to correct the problems to the satisfaction of the authorities could lead to fines and/or a curtailment or cessation of operations.

The federal government and numerous state and local governmental bodies are increasingly considering, proposing or enacting legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A significant portion of Avalon's disposal brokerage and transportation revenues is derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon. Avalon's transportation operations may also be affected by the trend toward laws requiring the development of waste reduction and recycling or other programs.

Sales and Marketing

Avalon's sales and marketing approach is decentralized, with each operation being responsible for its own sales and marketing efforts. Each operation employs its own sales force which concentrates on expanding its business.

Competition

The markets for the transportation of hazardous and nonhazardous waste and for the transportation of general and bulk commodities are each highly competitive. There are numerous participants, and no one transporter has a dominant market share. Avalon competes primarily with other short and long-haul carriers for both truckload and less than truckload shipments. Competition for the transportation of waste is based on the ability of the carrier to transport the waste at a competitive price and in accordance with applicable regulations and the latest advances in technology. Competition for the transportation of commodities is based primarily on price and service.

Avalon's technical environmental services operations compete with numerous large and small companies, each of which is able to provide one or more of the environmental services offered by Avalon and some of which have greater financial resources. Avalon attempts to develop relationships with clients who have an ongoing need for its integrated technical environmental services. The availability of skilled technical personnel, the quality of performance and service, and fees are the key competitive factors in developing such relationships.

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon's waste disposal brokerage and management business competes with other brokerage companies as well as with companies which own treatment and disposal facilities. In addition to price, knowledge and service are the key factors when competing for waste disposal brokerage and management business.

Insurance

Avalon carries $21,000,000 of comprehensive general liability insurance coverage for Avalon and its subsidiaries (other than with respect to ALGI, which has separate insurance). This policy includes coverage for automobile liability (including a pollution liability endorsement which covers certain liabilities from spills), comprehensive property damage and other customary coverage. Dart self-insures collision risks. The Earth Sciences Companies also maintain professional and pollution legal liability coverage. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially, adversely affected.

Avalon has entered into contracts with governmental authorities for a variety of environmental services. Typically, such contracts require surety bonds or other financial instruments to assure performance under the terms thereof. Avalon has obtained in the past, and expects to be able to obtain in the future, such bonds or other financial instruments.

Employees

As of December 31, 1998, Avalon had 441 employees, 159 of whom were employed in transportation operations, 185 of whom were employed in technical environmental services, 15 of whom were employed by the waste disposal brokerage and management operations, 57 of whom were employed by the golf course or related operations and 25 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

None of Avalon's business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 2.  PROPERTIES

Dart provides transportation services from locations in Canfield, Ohio (where Dart owns an 18,800 square foot facility); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); Perrysburg, Ohio (where Dart leases a 700 square foot terminal;) and Chicago, Illinois (where Dart rents a 500 square foot terminal). At December 31, 1998, the transportation operations owned a fleet of 38 power units (in addition to 42 power units which are leased and 27 which are rented), 245 trailers (in addition to 107 trailers which are leased and 57 which are rented), and 562 roll-off and other containers. In addition, 90 to 110 power units and 100 to 125 trailers owned by independent owner/operators are available for use in Dart's operations.

The Earth Sciences Companies own their main offices and laboratory facilities located in a 48,000 square foot building in Export, Pennsylvania. The Earth Sciences Companies lease office space of approximately 4,000 square feet in Akron, Ohio; and 2,500 square feet in Blue Bell, Pennsylvania, near Philadelphia. In addition, 13,000 square feet is leased for field equipment and vehicle storage and dispatch in Murrysville, Pennsylvania. The Earth Sciences Companies also own numerous pieces of laboratory, field, computer and other equipment.

The captive landfill management operations use approximately six pieces of equipment (such as a bulldozer, excavator and backhoe) all of which are owned by ALMI.

Avalon owns a 26,000 square foot headquarters building located on approximately
5.6 acres of property in Howland Township, Ohio. Adjacent to such property is an 18-hole public golf course owned and operated by ALGI, including a maintenance and storage building of approximately 12,000 square feet, a pro shop and restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet.

The corporate and administrative offices of Dart, ALMI, and American Waste Management Services, Inc. are each located at the headquarters building of Avalon in Warren, Ohio.

Generally, Avalon's fixed assets are in good condition and are satisfactory for the purposes for which they are intended.

ITEM 3.  LEGAL PROCEEDINGS

On or about October 3, 1991, one shareholder owning 100 shares of AWS Class A Common Stock brought suit against AWS and others on behalf of himself and a purported class of other stockholders in the United States District Court for the Southern District of New York captioned Werbowsky v. American Waste
                                            ---------------------------
Services, Inc. et al.  The suit, which was transferred to the District Court for
--------------------
the Northern District of Ohio, alleged that AWS, the signatories to the registration statement filed with the Securities and Exchange Commission during October 1990, and AWS's underwriters violated federal securities laws in connection with AWS's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleged misrepresentations and failures to disclose allegedly material information concerning the nature of AWS's market; the size of AWS's market; AWS's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making AWS especially vulnerable to local conditions and competition; AWS's failure to set forth the present and imminent competition; and AWS's growth.
The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of AWS's stock following the public offering, and rescission.

On September 26, 1997 the Court granted the defendants' motion for Summary Judgment and dismissed plaintiff's case. On December 22, 1998, the United States Court of Appeals for the Sixth Circuit upheld dismissal of the case. Avalon has agreed to assume and indemnify AWS for any costs and potential liability with respect to this matter.

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. During the third quarter of 1997 Avalon's subsidiaries became parties to an Agreed Order for Remedial Investigation/Capital Feasibility Study and the Four County Landfill Site Participation Agreement ("Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Because the relevant law provides for joint and several liability among the responsible parties, any one of them, including Avalon's subsidiaries, could be assessed the entire cost of the remediation, although this is unlikely. Currently, the extent of any liability of any of Avalon's subsidiaries is currently unknown.

When Avalon concludes that it is probable that a liability has been incurred with respect to a site, a provision is made in Avalon's financial statements for Avalon's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon provides for the minimum amount within the range, in accordance with generally accepted accounting principles. At December 31, 1998, the Company has an accrued liability of $845,000 relating to this matter. Avalon's estimates are revised, as deemed necessary, as additional information becomes known. Avalon anticipates obtaining additional information by reason of, among other things, having entered into the Participation Agreement.

While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time, Avalon does not anticipate that the amount of any such revisions will have a material adverse effect on it.

In addition to the foregoing, in the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it. See Item 1. "Business--Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is contained in Item 10 of Part III of this report.

                                    PART II

Information with respect to the following items can be found on the indicated pages of the Annual Report to Shareholders if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

                                                                                              Page(s)
                                                                                              ------

Common stock information....................................................................    24
Dividend policy.............................................................................    24

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 1994 through 1998 under the captions Net operating revenues,
 Net income (loss), Pro forma net income (loss) per share, Total assets and
 Long-term debt.............................................................................    21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................................   2-7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors' report regarding financial statements as of
 December 31, 1998 and 1997 and for each of the years in the three-year
 period ended December 31, 1998.............................................................    20

Financial Statements:

 Consolidated and Combined Balance Sheets, December 31, 1998 and 1997.......................     8

 Consolidated and Combined Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996...........................................................     9

 Consolidated and Combined Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996...........................................................    10

 Consolidated and Combined Statements of Shareholders' Equity for each of the
 years in the three-year period ended December 31, 1998.....................................    11

 Notes to Consolidated and Combined Financial Statements.................................... 12-20


Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. Reference is made to information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for information as to compliance with such requirements, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of the Company is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:


     Name                Age                            Position
     ----                ---                            --------

Ronald E. Klingle        51  Chairman of the Board, Chief Executive Officer and a Director

Darrell D. Wilson        47  President, Chief Operating Officer and a Director

Timothy C. Coxson        48  Treasurer and Chief Financial Officer

Jeffrey M. Grinstein     38  General Counsel and Secretary

Frances R. Klingle       52  Chief Administrative Officer and Controller

____________________________________________

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of the Company.

____________________________________________



      Ronald E. Klingle has been a director, Chairman of the Board and Chief Executive Officer since June 1998. He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. since December 1988.
Mr. Klingle has approximately 28 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer and Controller of the Company.

      Darrell D. Wilson has been a director, President and Chief Operating Officer since June 1998. He had been President, Chief Operating Officer and a director of American Waste Services, Inc. since December 1988. Mr. Wilson has approximately 25 years of environmental experience including service with governmental regulators as well as the management of several special waste operations. He received his Bachelor of Science degree in Environmental Sciences from Ferris State University.

      Timothy C. Coxson has been Treasurer and Chief Financial Officer since June 1998. He had been Executive Vice President, Finance, Treasurer and Chief Financial Officer and a director of American Waste Services, Inc. since May 1995. Mr. Coxson was Vice President, Corporate Financial Services of American Waste Services, Inc. from March 1991 to May 1995. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

      Jeffrey M. Grinstein has been General Counsel and Secretary since June 1998. He had been an Executive Vice President, General Counsel and Secretary of American Waste Services, Inc. since December 1992. Mr. Grinstein was previously with the Youngstown, Ohio law firm of Nadler, Nadler & Burdman Co. L.P.A. He received his Bachelor of Business Administration degree from Emory University and his Doctor of Jurisprudence degree from The Ohio State University.

      Frances R. Klingle has been Chief Administrative Officer and Controller since June 1998. She had been Controller of American Waste Services, Inc. since June 1986. Ms. Klingle received a Bachelor of Arts degree in French from Kent State University and has completed postgraduate work in accounting at Youngstown State University. Ms. Klingle is the spouse of Ronald E. Klingle who is Chairman of the Board, Chief Executive Officer and a director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the captions "Meetings and Committees of the Board" and "Compensation of Directors and Executive Officers" in the Proxy Statement. The information under such captions is incorporated herein by reference, except that information contained under subpart captions "Board Committee Reports on Executive Compensation" and "Performance Graph" are specifically not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 12 is contained under the captions "Voting Securities and Principal Holders Thereof" and "Stock Ownership of Management" in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Legal Services

       Sanford B. Ferguson, a director of the Company, is a partner of the Pittsburgh, Pennsylvania, office of the law firm of Kirkpatrick & Lockhart LLP, which has rendered legal services to the Company during the last fiscal year.

       Stephen L. Gordon, a director of the Company, is a partner in the law firm of Beveridge & Diamond, P.C., which has rendered legal services to the Company during the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

       1. Financial Statements and Independent Auditors' Report (See Part II,
       Item 8 of this report regarding incorporation by reference from the Annual Report to Shareholders)
       2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14.

       The following financial statement schedule, which is applicable for years ended December 31, 1998, 1997 and 1996, should be read in conjunction with the previously referenced financial statements.

       Independent Auditors' Report on Financial Statement Schedule
       Schedule II - Valuation and Qualifying Accounts

       Such independent auditors' report and financial statement schedule are at page 13 through page 14 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

       3.  Exhibits

       Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant's reasonable expenses in furnishing any such exhibit.


Exhibit No.
-----------

   2.1                   Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste
                         Services, Inc. ("USA"), C&S Ohio Corp. and American Waste Services, Inc. ("AWS"), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1

   2.2                   Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and
                         Avalon Holdings Corporation ("Avalon"), incorporated herein by reference to Avalon Holdings
                         Corporation Registration Statement on Form 10, Exhibit 2.2

   3.1                   Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation
                         Registration Statement on Form 10, Exhibit 3.1

   3.2                   Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation
                         Registration Statement on Form 10, Exhibit 3.2

   4.1                   Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings
                         Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on
                         Form 10, Exhibit 4.1

  10.1                   Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10,
                         Exhibit 10.1

  10.2                   Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon
                         Holdings Corporation Registration Statement on Form 10, Exhibit 10.2

  11.1                   Omitted--inapplicable.  See "Pro forma net income (loss) per share" on page 14 of the Annual Report to Shareholders

  13.1                   Annual Report

  21.1                   Subsidiaries of Avalon

  27.1                   Financial Data Schedules


                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March, 1999.



                                             AVALON HOLDINGS CORPORATION
                                             (Registrant)



                                             By /s/ TIMOTHY C. COXSON
                                               --------------------------------
                                               Timothy C. Coxson - Treasurer and
                                               Chief Financial Officer



                          __________________________



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 20th day of March, 1999.



          Signatures                            Title
          ----------                            -----


/s/ RONALD E. KLINGLE                   Chairman of the Board, Chief
--------------------------------------  Executive Officer and Director
Ronald E. Klingle



/s/ DARRELL D. WILSON                   President, Chief Operating Officer
--------------------------------------  and Director
Darrell D. Wilson



/s/ SANFORD B. FERGUSON                 Director
--------------------------------------
Sanford B. Ferguson



/s/ ROBERT M. ARNONI                    Director
--------------------------------------
Robert M. Arnoni



/s/ STEPHEN L. GORDON                   Director
--------------------------------------
Stephen L. Gordon

                         Independent Auditors' Report
                         ----------------------------



The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of March 10, 1999, we reported on the consolidated and combined balance sheets of Avalon Holdings Corporation and subsidiaries (formerly the Avalon Business of American Waste Services, Inc.) as of December 31, 1998 and 1997, and the related consolidated and combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated and combined financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated and combined financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


Cleveland, Ohio
March 10, 1999

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
        (FORMERLY THE AVALON BUSINESS OF AMERICAN WASTE SERVICES, INC.)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (thousands of dollars)


---------------------------------------------------------------------------------------------------------------------------
                                     Balance at               Additions
           DESCRIPTION                Beginning  -----------------------------------      Deductions   Balance at End
                                      of Year    Charged to Costs   Charged to Other          (1)         of Year
                                                   and Expenses         Accounts
--------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
Year ended December 31,

1998................................     $544             $ 326            $--                $130             $740
                                         ====             =====             ===               ====             ====
1997................................     $453             $ 808            $--                $717             $544
                                         ====             =====             ===               ====             ====
1996................................     $704             $(102)           $--                $149             $453
                                         ====             ====              ===               ====             ====

(1)  Receivables written-off as uncollectible, net of recoveries.

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

                          --------------------------


              Exhibit
              -------

13.1 Annual Report

21.1 Subsidiaries of the Company

27   Financial Data Schedule