Form 10-Q
period 1999-03-31
AVALON HOLDINGS CORP
filed 1999-05-11
CIK 1061069

                                      1999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                       __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of May 6, 1999.


================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

  Condensed Consolidated Statements of Operations for  the Three
  Months Ended March 31, 1999 and 1998 (Unaudited).........................     3

  Condensed Consolidated Balance Sheets at March 31, 1999 (Unaudited)
  and December 31, 1998....................................................     4

  Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 1999 and 1998 (Unaudited).........................     5

  Notes to Condensed Consolidated Financial Statements (Unaudited).........     6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................     8


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................    15

  Item 2.  Changes in Securities...........................................    16

  Item 3.  Defaults upon Senior Securities.................................    16

  Item 4.  Submission of Matters to a Vote of Security Holders.............    16

  Item 5.  Other Information...............................................    16

  Item 6.  Exhibits and Reports on Form 8-K................................    16

SIGNATURE..................................................................    17


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                     1999               1998
                                                -------------      -------------
Net operating revenues........................      $19,494            $15,811

Cost and expenses:
Cost of operations............................       17,142             14,052
Selling, general and administrative expense...        2,521              1,573
                                                    -------            -------

Income (loss) from operations.................         (169)               186

Other income (expense):
Interest expense..............................           (1)               (24)
Interest income...............................          267                 22
Other income, net.............................           16                  4
                                                    -------            -------

Income before income taxes....................          113                188
Income tax expense............................           47                 97
                                                    -------            -------
Net income....................................      $    66            $    91
                                                    =======            =======

Basic net income per share (*)................         $.02                  *
                                                    =======            =======
Pro forma net income per share (*)............            *               $.02
                                                    =======            =======
Weighted average shares outstanding (Note 2)..        3,803              3,803
                                                    =======            =======


(*) In accordance with the Securities and Exchange Commission regulations, pro forma net income per share has been presented for the year in which the Spin-off occurred. For purposes of determining the pro forma net income per share, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding since the beginning of 1998.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                    March 31,    December 31,
                                                                      1999           1998
                                                                  ------------  --------------
                                                                   (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents......................................     $21,536        $22,274
 Accounts receivable, net.......................................      17,956         16,172
 Deferred income taxes..........................................         317            316
 Prepaid expenses and other current assets......................       1,961          1,904
                                                                     -------        -------
  Total current assets..........................................      41,770         40,666

Properties and equipment, less accumulated depreciation
 and amortization of $15,934 in 1999 and $15,326 in 1998........      23,428         23,300
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................       2,436          2,473
Other assets, net...............................................         241            246
                                                                     -------        -------
  Total assets..................................................     $67,875        $66,685
                                                                     =======        =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................     $ 8,193        $ 6,279
 Accrued payroll and other compensation.........................         857          1,242
 Accrued income taxes...........................................       1,072          1,078
 Other accrued taxes............................................         819            922
 Other liabilities and accrued expenses.........................       1,883          2,172
                                                                     -------        -------
  Total current liabilities.....................................      12,824         11,693

Deferred income taxes...........................................       1,202          1,209
Other noncurrent liabilities....................................         845            845

Shareholders' equity:
 Class A Common Stock, $.01 par value...........................          32             32
 Class B Common Stock, $.01 par value...........................           6              6
 Paid-in capital................................................      58,096         58,096
 Accumulated deficit............................................      (5,130)        (5,196)
                                                                     -------        -------
  Total shareholders' equity....................................      53,004         52,938
                                                                     -------        -------
  Total liabilities and shareholders' equity....................     $67,875        $66,685
                                                                     =======        =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                               1999       1998
                                                                             --------   --------
Operating activities:
  Net income..............................................................   $    66    $    91
  Reconciliation of net income to cash provided by operating activities:
  Depreciation and amortization...........................................       690        623
  Provision for deferred income taxes.....................................        (8)        (8)
  Provision for losses on accounts receivable.............................        49         44
  Gain on sales of property and equipment.................................        (9)        (5)
  Changes in assets and liabilities
    Accounts receivable...................................................     (1,833)      (489)
    Prepaid expenses and other current assets.............................        (57)       114
    Other assets..........................................................         (1)        (1)
    Accounts payable......................................................      1,914       (247)
    Accrued payroll and other compensation................................       (385)       (23)
    Accrued income taxes..................................................         (6)       (14)
    Other accrued taxes...................................................       (103)      (106)
    Other liabilities and accrued expenses................................       (289)        91
                                                                             --------   ---------
      Net cash provided by operating activities...........................         28         70
                                                                             --------   ---------
Investing activities:
  Capital expenditures....................................................       (778)      (428)
  Proceeds from sales of property and equipment...........................         12         27
                                                                             --------   ---------
      Net cash used by investing activities...............................       (766)       (401)

Financing activities:
  Repayments of long-term debt............................................         --         (88)
                                                                             --------   ---------
      Net cash used by financing activities...............................         --         (88)
                                                                             --------   ---------

Decrease in cash and cash equivalents.....................................       (738)       (419)
Cash and cash equivalents at beginning of year............................     22,274       1,763
                                                                             --------   ---------
Cash and cash equivalents at end of period................................    $21,536      $1,344
                                                                             ========   =========

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1999

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively the "Company" or "Avalon") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the interim periods presented.

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

Note 2.  Basic and Pro Forma Net Income Per Share

For purposes of determining the basic and pro forma net income per share data for the three months ended March 31, 1999 and 1998, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding for all periods presented. As such, the weighted average number of shares outstanding for all periods presented is 3,803,331.

Note 3.  Legal Matters

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

When Avalon concludes that it is probable that a liability has been incurred with respect to a site, a provision is made in Avalon's financial statements for Avalon's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon provides for the minimum amount within the range, in accordance with generally accepted accounting principles. At March 31, 1999, the Company has an accrued liability of $845,000 relating to this matter included in the Consolidated Balance Sheets under the caption "Other noncurrent liabilities."

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

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements." The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

Liquidity and Capital Resources
-------------------------------

For the first three months of 1999, the Company utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

During the first three months of 1999, capital spending for Avalon totaled $.8 million which was principally related to the purchase of equipment for the transportation operations. Avalon's capital spending in 1999 is expected to be in the range of $5 million to $6 million which will relate principally to capital improvements to the golf course and acquiring additional transportation equipment.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be for the foreseeable future sufficient to meet operating requirements, fund debt repayments, and fund capital expenditure programs. Avalon does not currently have an existing credit facility.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 1999 increased to $19.5 million compared with $15.8 million in the prior year's first quarter. Cost of operations increased to $17.1 million in the first quarter of 1999 compared with $14.1 million in the prior year quarter primarily as a result of the increase in the level of business of each of the Company's segments. The Company recorded net income of $66,000 or $.02 per share for the first quarter of 1999 compared with net income of $91,000 or $.02 per share for the first quarter of 1998. Net operating revenues and income before taxes for the Company's business segments were as follows (in thousands):

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    1999       1998
                                                  ---------  ---------
Net operating revenues from:
Transportation services:
 External customers revenues....................   $ 7,768    $ 7,964
 Intersegment revenues..........................     1,351        781
                                                   -------    -------
 Total transportation services..................     9,119      8,745
                                                   -------    -------

Technical environmental services:
 External customers revenues....................     7,705      4,631
 Intersegment revenues..........................        32         35
                                                   -------    -------
 Total technical environmental services.........     7,737      4,666
                                                   -------    -------

Waste disposal brokerage and management:
 External customers revenues....................     3,831      2,938
 Intersegment revenues..........................       853         25
                                                   -------    -------
 Total waste disposal brokerage and management
  services......................................     4,684      2,963
                                                   -------    -------

Other businesses:
 External customers revenues....................       190        278
 Intersegment revenues..........................        75         62
                                                   -------    -------
 Total other businesses.........................       265        340
                                                   -------    -------
 Segment operating revenues.....................    21,805     16,714
 Intersegment eliminations......................    (2,311)      (903)
                                                   -------    -------
 Total net operating revenues...................   $19,494    $15,811
                                                   -------    -------

Income (loss) before taxes:
 Transportation services........................   $   328    $   349
 Technical environmental services...............       387        111
 Waste disposal brokerage and management
  services......................................       324        373
 Other businesses...............................      (252)      (211)
                                                   -------    -------
 Segment income before taxes....................       787        622
 Corporate interest income......................       233         --
 Corporate other expense, net...................        (1)        --
 General corporate expenses.....................      (906)      (434)
                                                   -------    -------
 Income (loss) before taxes.....................   $   113    $   188
                                                   -------    -------


                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                      1999       1998
                                                    -------    -------
Interest expense:
 Transportation services........................   $    --    $     2
 Technical environmental services...............         1         --
 Waste disposal brokerage and management
  services......................................        --         --
 Other business.................................        --         22
 Corporate......................................        --         --
                                                   -------    -------
    Total.......................................   $     1    $    24
                                                   -------    -------

Interest income:
 Transportation services........................   $     9    $    10
 Technical environmental services...............        11          7
 Waste disposal brokerage and management
  services......................................        12          2
 Other business.................................         2          3
 Corporate......................................       233         --
                                                   -------    -------
   Total........................................   $   267    $    22
                                                   -------    -------

Identifiable assets:
 Transportation services........................   $17,403    $17,288
 Technical environmental services...............    12,295     11,751
 Waste disposal brokerage and management
  services......................................     4,890      3,163
 Other businesses...............................     3,894      4,095
 Corporate......................................    29,393     30,388
                                                   -------    -------
    Total.......................................   $67,875    $66,685
                                                   -------    -------


(1) Other businesses include the operation of a public golf course and related facilities.

Performance in the First Quarter of 1999 compared with the First Quarter of 1998

Segment performance

Net operating revenues of the transportation services segment increased to $9.1 million in the first quarter of 1999 compared with $8.7 million in the first quarter of the prior year. The increase in net operating revenues is primarily attributable to an increase in the transportation of hazardous waste, partially offset by a decrease in the net operating revenues of the transportation brokerage operations. Despite the increase in net operating revenues, income before taxes was flat for the first quarter of 1999 compared with the first quarter of 1998 primarily as a result of a change in the mix of transportation services provided and additional selling and administrative expenses.

Net operating revenues of the technical environmental services segment increased to $7.7 million in the first quarter of 1999 compared with $4.7 million in the first quarter of the prior year. The increase in net operating revenues was primarily the result of an increase in the level of all the technical environmental services provided. The technical environmental services segment recorded income before taxes of $.4 million in the first quarter of 1999 compared with income before taxes of $.1 million in the first quarter of 1998. The increase in income before taxes is primarily the result of improved operating results of the remediation, engineering and consulting businesses which incurred operating losses in the first quarter of 1998, partially offset by a decrease in the operating income of the laboratory business.

Net operating revenues of the waste disposal brokerage and management services segment increased to $4.7 million in the first quarter of 1999 compared with $3 million in the first quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.3 million in the first quarter of 1999 and compared with $.4 million in the first quarter of 1998. Despite the significant increase in net operating revenues, income before taxes did not increase, because of increased costs including significantly higher selling and administrative expenses.

Interest income

Interest income increased to $267,000 in the first quarter of 1999 compared with $22,000 in the first quarter of 1998 primarily because of the additional cash resulting from the capital contribution made by AWS in connection with the Spin-off.

General corporate expenses

General corporate expenses were $.9 million in the first quarter of 1999 compared with $.4 million in the first quarter of the prior year. General corporate expenses for the first quarter of 1999 were the actual expenses incurred by the Company for such period, while general corporate expenses for the first quarter of 1998 were based upon an allocation of a portion of the general corporate expenses of AWS prior to the Spin-off. The increase in general corporate expenses for the current quarter as compared with the prior year quarter is the result of the Company incurring all of the costs associated with the corporate headquarters contributed to Avalon by AWS and additional expenses resulting from operating as an independent company subsequent to the Spin-off.

Net income

The Company recorded net income of $66,000 in the first quarter of 1999 compared with net income of $91,000 in the first quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 41.6% in the first quarter of 1999 compared to 51.6% in the prior year's first quarter. The effective tax rate is higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

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

Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with the Year 2000 requirements. Significant uncertainty exists concerning the potential effects of failure to comply with such requirements.

The Company has completed its assessment of its Year 2000 issues. The Company's assessment process included a review of its computerized systems, including both information technology and non-information technology systems, to ensure that they are capable of processing periods for the Year 2000 and beyond, as well as a review of whether third parties with whom the Company has material relationships are Year 2000 compliant.

The Company believes that its current systems and any new or upgraded systems are or will be Year 2000 compliant and that any historical or estimated future costs of remediating any non-compliant system have not been and will not be material. The Company expects that all upgrades and replacements will be completed during the third quarter of 1999. Although the Company does not anticipate a failure of its systems to be Year 2000 compliant, should a failure occur, the Company does not believe that such failure will have a material adverse effect upon the Company's business, results of operations or financial condition.

While noncompliance by infrastructure related technologies which affect utilities, communications and financial institutions may have a material adverse effect, the Company is currently unaware of any customer, vendor or supplier which, if not Year 2000 compliant, would have a material adverse effect upon the Company's business, results of operations or financial condition.

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

The Company's waste disposal brokerage and management operations obtain and retain customers by providing service and identifying cost-efficient disposal options unique to a customer's needs. Continued consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. The Company does not believe that pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation will have the effect of reducing the number of competitors offering disposal alternatives to the Company, which may adversely impact the future financial performance of the waste disposal brokerage and management operations.

The Company's operations are somewhat seasonal in nature because a significant portion of the operations are performed primarily in selected northeastern and midwestern states. As a result, the company's financial performance could be adversely affected by winter weather conditions.

Avalon's selling, general and administrative expenses and costs of operations after the Spin-off are anticipated to continue to be significantly higher than the historical expenses and costs allocated to Avalon while a part of AWS. Certain selling, general and administrative expenses and costs of operations of AWS that had historically been allocated to subsidiaries of AWS that are not part of Avalon will be selling, general and administrative expenses and costs of operations of Avalon.

Market Risk

The Company does not have significant exposure to changing interest rates because of the low level of indebtedness of the Company. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions.

The Company does not purchase or hold any derivative financial instruments.

A 10% change in interest rates would have an immaterial effect on the Company's pretax earnings for the next fiscal year. The Company currently has no debt outstanding and invests in short-term money market funds and other short-term obligations.

Accounting Pronouncements

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. While the Company has not yet determined the effects the Statement will have on its financial position or results of its operations, it does not anticipate a material impact.

                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about October 3, 1991, one stockholder owning 100 shares of AWS Class A Common Stock brought suit against AWS and others on behalf of himself and a purported class of other stockholders in the United States District Court for the Southern District of New York, captioned Werbosky v. American Waste
                                                      --------------------------
     Services, Inc., et al.  The suit, which was transferred to the United
     ---------------------
     States District Court for the Northern District of Ohio, alleged that AWS, the signatories to its registration statement filed with the SEC during October 1990, and AWS's underwriters violated federal securities laws in connection with AWS's public offering of six million shares of AWS Class A Common Stock in October 1990. Among other things, the suit alleged misrepresentations and failures to disclose allegedly material information concerning the nature of AWS's market, the size of AWS's market; AWS's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making AWS especially vulnerable to local conditions and competition; AWS's failure to set forth present and imminent competition; and AWS's growth. The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of AWS's stock following the public offering and rescission.

     On September 26, 1997 the Court granted the defendants' Motion for Summary Judgment and dismissed the plaintiff's case. On December 22, 1998, the United States Court of Appeals for the Sixth Circuit upheld dismissal of the case. On March 22, 1999, the plaintiff's right to additional appeals expired. Avalon had agreed to assume and indemnify AWS for any costs and potential liability with respect to this matter.

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

     When Avalon concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in Avalon's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon will provide for the minimum amount within the range, in accordance with generally accepted accounting principles. At March 31, 1999, Avalon has an accrued liability of $845,000 relating to this matter. Avalon's estimates are revised, as deemed necessary, as additional information becomes known. Avalon anticipates obtaining additional information by reason of, among other things, having entered into the Participation Agreement.

     While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time, Avalon does not anticipate that the amount of any such revisions will have a material adverse effect on it.

     In addition to the foregoing, in the ordinary course of conducting their businesses, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 29, 1999; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K
          None

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date:   May 10, 1999          By:        /s/ Timothy C. Coxson
     ------------------          ----------------------------------------------
                                 Timothy C. Coxson, Chief Financial Officer and
                                 Treasurer (Principal Financial and Accounting
                                 Officer and Duly Authorized Officer)