Form 10-Q
period 1999-06-30
AVALON HOLDINGS CORP
filed 1999-08-12
CIK 1061069

                                     1999
==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549
                      __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of August 2, 1999.
==============================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                Page
                                                                ----

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

  Condensed Consolidated Statements of Income for the
  Three and Six Months Ended June 30, 1999 and 1998
  (Unaudited)...............................................     3

  Condensed Consolidated Balance Sheets at June 30, 1999
  (Unaudited) and December 31, 1998.........................     4

  Condensed Consolidated Statements of Cash Flows for
  the Six Months Ended June 30, 1999 and 1998
  (Unaudited)...............................................     5

  Notes to Condensed Consolidated Financial Statements
  (Unaudited)...............................................     6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............     8


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings...............................    16

  Item 2.   Changes in Securities...........................    17

  Item 3.   Defaults upon Senior Securities.................    17

  Item 4.   Submission of Matters to a Vote of Security
            Holders.........................................    17

  Item 5.   Other Information...............................    17

  Item 6.   Exhibits and Reports on Form 8-K................    17

SIGNATURE...................................................    18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands except for per share amounts)


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                              -------------------------------     --------------------------------
                                                   1999               1998              1999              1998
                                              -------------     -------------     -------------     --------------

Net operating revenues........................      $19,542           $18,086           $39,036            $33,897

Cost and expenses:
Cost of operations............................       16,677            15,409            33,819             29,461
Selling, general and administrative expense...        2,516             2,919             5,037              4,492
                                                    -------           -------           -------            -------

Income (loss) from operations.................          349              (242)              180                (56)

Other income (expense):
Interest expense..............................           --               (20)               (1)               (44)
Interest income...............................          264                63               531                 85
Other income, net.............................           31               443                47                447
                                                    -------           -------           -------            -------

Income before income taxes....................          644               244               757                432
Income taxes expense..........................          279               141               326                238
                                                    -------           -------           -------            -------
Net income....................................      $   365           $   103           $   431            $   194
                                                    =======           =======           =======            =======

Basic net income per share (*)................      $   .10           $     *           $   .11            $     *
                                                    =======           =======           =======            =======
Pro forma net income per share (*)............      $     *           $   .03           $     *            $   .05
                                                    =======           =======           =======            =======
Weighted average shares outstanding (Note 2)..         3803             3,803              3803              3,803
                                                    =======           =======           =======            =======

* In accordance with the Securities and Exchange Commission regulations, pro forma net income per share has been presented for the year in which the Spin-off from American Waste Services, Inc. occurred. For purposes of determining the pro forma net income per share, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding since the beginning of 1998.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                   June 30,         December 31,
                                                                    1999                1998
                                                                    ----                ----
Assets                                                            (Unaudited)
------
Current assets:
 Cash and cash equivalents......................................     $21,124         $22,274
 Accounts receivable, net.......................................      17,304          16,172
 Deferred income taxes..........................................         317             316
 Prepaid expenses and other current assets......................       2,000           1,904
                                                                     -------         -------
  Total current assets..........................................      40,745          40,666

Properties and equipment, less accumulated depreciation
 and amortization of $16,469 in 1999 and $15,326 in 1998........      23,679          23,300
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................       2,399           2,473
Other assets, net...............................................         237             246
                                                                     -------         -------
  Total assets..................................................     $67,060         $66,685
                                                                     =======         =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................     $ 6,542         $ 6,279
 Accrued payroll and other compensation.........................       1,156           1,242
 Accrued income taxes...........................................       1,208           1,078
 Other accrued taxes............................................         797             922
 Other liabilities and accrued expenses.........................       1,948           2,172
                                                                     -------         -------
  Total current liabilities.....................................      11,651          11,693

Deferred income taxes...........................................       1,195           1,209
Other noncurrent liabilities....................................         845             845

Shareholders' equity :
 Class A Common Stock, $.01 par value...........................          32              32
 Class B Common Stock, $.01 par value...........................           6               6
 Paid-in capital................................................      58,096          58,096
 Accumulated deficit............................................      (4,765)         (5,196)
                                                                     -------         -------
  Total shareholders' equity....................................      53,369          52,938
                                                                     -------         -------
  Total liabilities and shareholders' equity....................     $67,060         $66,685
                                                                     =======         =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                           ----------------
                                                             1999      1998
                                                           -------   -------
Operating activities:
 Net income.......................................         $   431   $   194
 Reconciliation of net income to cash provided by
 operating activities:
    Depreciation and amortization.................           1,416     1,248
    Provision for deferred income taxes...........             (15)      (16)
    Provision for losses on accounts receivable...             104        89
    Gain on sales of property and equipment.......             (13)      (12)
    Changes in assets and liabilities
       Accounts receivable........................          (1,236)     (841)
       Prepaid expenses and other current  assets.             (96)     (403)
       Other  assets..............................              (3)       (2)
       Accounts payable...........................             263       777
       Accrued payroll and other compensation.....             (86)      (38)
       Accrued income taxes.......................             130        28
       Other accrued taxes........................            (125)     (134)
       Other liabilities and accrued expenses.....            (224)      (46)
       Other noncurrent liabilities...............              --       (11)
                                                            -------  -------
         Net cash provided by operating
         activities...............................             546       833
                                                            -------  -------

Investing activities:
 Capital expenditures.............................          (1,696)     (804)
 Proceeds from sales of property and equipment....              --        76
                                                            ------   -------
         Net cash used by investing activities....          (1,696)     (728)
                                                            ------   -------

Financing activities:
 Capital contribution from American Waste
 Services, Inc....................................              --    22,475
 Repayments of long-term debt.....................              --    (1,218)
 Dividends paid to American Waste Services, Inc...              --      (100)
                                                            ------   -------
         Net cash provided by financing activities              --    21,157
                                                            -------   -------

Increase (decrease) in cash and cash equivalents..          (1,150)   21,262
Cash and cash equivalents at beginning of year....          22,274     1,763
                                                           -------   -------
Cash and cash equivalents at end of period........         $21,124   $23,025
                                                           =======   =======

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1999

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon Holdings Corporation was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. ("AWS"). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS, AWS contributed to Avalon its transportation operations, technical environmental operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, liabilities relating to the termination of employment of certain employees of AWS and costs and potential liabilities relating to the legal proceeding captioned Werbosky v. American Waste Services, Inc., et al. On
                     -------------------------------------------------
June 17, 1998 AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc.

Note 2.  Basic and Pro Forma Net Income Per Share

For purposes of determining the basic and pro forma net income per share data for the three months and six months ended June 30, 1999 and 1998, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding for all periods presented. As such, the weighted average number of shares outstanding for all periods presented is 3,803,331.

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

When Avalon concludes that it is probable that a liability has been incurred with respect to a site, a provision is made in Avalon's financial statements for Avalon's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon provides for the minimum amount within the range, in accordance with generally accepted accounting principles. At June 30, 1999, the Company has an accrued liability of $845,000 relating to this matter included in the Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities."

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

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administra-tive proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.

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

Spin-off
--------

Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. ("AWS"), AWS contributed to Avalon its transportation operations, technical environmental operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, liabilities relating to the termination of employment of certain employees of AWS and costs and potential liabilities relating to the legal proceeding captioned Werbosky v. American Waste Services, Inc., et al. On June
                     -------------------------------------------------
17, 1998 AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off"). On June 18, 1998, in accordance with the terms of an Agreement and Plan of Merger dated as of February 6, 1998 entered into by and among USA Waste Services, Inc., C&S Ohio Corp. and AWS (the "Merger Agreement"), AWS merged with C&S Ohio Corp. becoming a wholly owned subsidiary of USA Waste Services, Inc.

Liquidity and Capital Resources
-------------------------------

For the first six months of 1999, the Company utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

During the first six months of 1999, capital spending for Avalon totaled $1.7 million which was principally related to the purchase of equipment for the Company's transportation operations. Avalon's capital spending in 1999 is expected to be in the range of $5.5 million to $7 million which will relate principally to capital improvements to the golf course and acquiring additional transportation equipment. On August 2, 1999, the Company closed the golf course to begin the capital improvements, which are expected to be in the range of $3 million to $4 million. The golf course is expected to be closed for one year.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be for the foreseeable future sufficient to meet operating requirements, fund debt repayments, and fund capital expenditure programs. Avalon does not currently have an existing credit facility.

Results of Operations

Overall performance

Net operating revenues in the second quarter of 1999 increased to $19.5 million compared with $18.1 million in the prior year's second quarter. Cost of operations increased to $16.7 million in the second quarter of 1999 compared with $15.4 million in the prior year quarter. The Company recorded net income of $365,000 or $.10 per share for the second quarter of 1999 compared with net income of $103,000 or $.03 per share for the second quarter of 1998. For the first six months of 1999, net operating revenues were $39 million compared with $33.9 million for the first six months of 1998. Cost of operations increased to $33.8 million for the first six months of 1999 compared with $29.5 million for the first six months of the prior year. During the first six months of 1999, the Company recorded net income of $431,000 or $.11 per share compared with $194,000 or $.05 per share for the first six months of 1998. The net operating revenues and the cost of operations for the second quarter and first six months of 1999 increased compared with the prior year periods primarily as a result of an increase in the level of business of the technical environmental services segment and the waste disposal brokerage and management segment. Net operating revenues and income before taxes for the Company's business segments were as follows (in thousands):

                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                   --------------------  ------------------
                                                     1999       1998       1999      1998
                                                   ---------  ---------  --------  --------
Net operating revenues from:
Transportation services:
 External customers revenues.....................   $ 8,301    $ 8,782   $16,069   $16,746
 Intersegment revenues...........................     1,094        884     2,445     1,665
                                                    -------    -------   -------   -------
  Total transportation services..................     9,395      9,666    18,514    18,411
                                                    -------    -------   -------   -------

Technical environmental services:
 External customers revenues.....................     7,317      5,497    15,022    10,128
 Intersegment revenues...........................        36         43        68        78
                                                    -------    -------   -------   -------
  Total technical environmental services.........     7,353      5,540    15,090    10,206
                                                    -------    -------   -------   -------

Waste disposal brokerage and management:
 External customers revenues.....................     2,993      2,740     6,824     5,678
 Intersegment revenues...........................       936        165     1,789       190
                                                    -------    -------   -------   -------
  Total waste disposal brokerage and management
  services.......................................     3,929      2,905     8,613     5,868
                                                    -------    -------   -------   -------

Other businesses: (1)
 External customers revenues.....................       931      1,067     1,121     1,345
 Intersegment revenues...........................        97         55       172       117
                                                    -------    -------   -------   -------
  Total other businesses.........................     1,028      1,122     1,293     1,462
                                                    -------    -------   -------   -------

 Segment operating revenues......................    21,705     19,233    43,510    35,947
 Intersegment eliminations.......................    (2,163)    (1,147)   (4,474)   (2,050)
                                                    -------    -------   -------   -------
  Total net operating revenues...................   $19,542    $18,086   $39,036   $33,897
                                                    -------    -------   -------   -------


                                  Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                -----------------------   ------------------
                                  1999         1998        1999       1998
                                ---------  ------------  ---------  --------
Income before taxes:
 Transportation services......   $   396       $ 1,231    $   724   $ 1,580
 Technical environmental
  services....................       528           219        915       330
 Waste disposal brokerage and
  management
  services....................       221           336        545       709
 Other businesses.............       233           282        (19)       71
                                 -------       -------    -------   -------
 Segment income before taxes       1,378         2,068      2,165     2,690
 Corporate interest income....       231            40        464        40
 Corporate other expense, net.         5            --          4        --
 General corporate expenses...      (970)       (1,864)    (1,876)   (2,298)
                                 -------       -------    -------   -------
 Income before taxes..........   $   644       $   244    $   757   $   432
                                 -------       -------    -------   -------
Interest expense:
 Transportation services......   $    --       $     1    $    --   $     3
 Technical environmental
  services....................        --            --          1        --
 Waste disposal brokerage and
  management
  services....................        --            --         --        --
 Other business...............        --            19         --        41
 Corporate....................        --            --         --        --
                                 -------       -------    -------   -------
     Total....................   $    --       $    20    $     1   $    44
                                 -------       -------    -------   -------

Interest income:
 Transportation services......   $     9       $     8    $    18   $    18
 Technical environmental
  services....................        10             7         21        14
 Waste disposal brokerage and
  management
  services....................        12             5         24         7
 Other business...............         2             3          4         6
 Corporate....................       231            40        464        40
                                 -------       -------    -------   -------
     Total....................   $   264       $    63    $   531   $    85
                                 -------       -------    -------   -------

                                June 30    December 31
                                    1999          1998
                                 -------       -------
Identifiable assets:
 Transportation services......   $17,754       $17,288
 Technical environmental
  services....................    12,049        11,751
 Waste disposal brokerage and
  management
  services....................     4,626         3,163
 Other businesses.............     3,941         4,095
 Corporate....................    28,690        30,388
                                 -------       -------
     Total....................   $67,060       $66,685
                                 -------       -------

(1) Other businesses include the operation of a public golf course and related facilities.

Performance in the Second Quarter of 1999 compared with the Second Quarter of 1998

Segment performance

Net operating revenues of the transportation services segment decreased to $9.4 million in the second quarter of 1999 compared with $9.7 million in the second quarter of the prior year. The decrease in net operating revenues is primarily attributable to a decrease in the net operating revenues of transportation brokerage operations, partially offset by an increase in the transportation of municipal solid waste. Income before taxes decreased significantly for the second quarter of 1999 when compared with the second quarter of 1998 primarily due to (i) decreased transportation brokerage operations, (ii) higher selling and general administrative expenses, and (iii) a one-time rebate of $.4 million for workers' compensation premiums from the State of Ohio which was included in the income before taxes in the second quarter of 1998.

Net operating revenues of the technical environmental services segment increased to $7.4 million in the second quarter of 1999 compared with $5.5 million in the second quarter of the prior year. The increase in net operating revenues was primarily the result of an increase in the level of remediation services provided. The technical environmental services segment recorded income before taxes of $.5 million in the second quarter of 1999 compared with income before taxes of $.2 million in the second quarter of 1998. The increase in income before taxes is primarily the result of improved operating results of the remediation services business, which incurred a loss before taxes in the second quarter of 1998, partially offset by decreased operating results of the engineering and consulting business which incurred a small loss before taxes in the second quarter of 1999.

Net operating revenues of the waste disposal brokerage and management services segment increased to $3.9 million in the second quarter of 1999 compared with $2.9 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.2 million in the second quarter of 1999 and compared with $.3 million in the second quarter of 1998. Despite the significant increase in net operating revenues, income before taxes did not increase, because of significantly higher selling and administrative expenses.

Interest income

Interest income increased to $264,000 in the second quarter of 1999 compared with $63,000 in the second quarter of 1998 primarily because of the additional cash resulting from the capital contribution made by AWS in connection with the Spin-off.

General corporate expenses

General corporate expenses were $1 million in the second quarter of 1999 compared with $1.9 million in the second quarter of the prior year. General corporate expenses for the second quarter of 1999 were the actual expenses incurred by the Company for such period, which included all of the costs associated with the corporate headquarters contributed to the Company by AWS and additional expenses resulting from operating as an independent company subsequent to the Spin-off. General corporate expenses for the second quarter of 1998 were based upon an allocation of a portion of the general corporate expenses of

AWS prior to the Spin-off and included a one-time charge for additional compensation and severance in the amount of $1.4 million.

Net income

The Company recorded net income of $365,000 in the second quarter of 1999 compared with net income of $103,000 in the second quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 43.3% in the second quarter of 1999 compared to 57.9% in the prior year's second quarter. The effective tax rate for the current and prior year period is higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

Performance in the First Six Months of 1999 compared with the First Six Months of 1998

Segment performance

Net operating revenues of the transportation services segment increased slightly to $18.5 million for the first six months of 1999 compared with $18.4 million for the first six months of the prior year. The increase is primarily attributable to an increase in the transportation of municipal solid waste, offset by a decrease in the transportation of industrial waste and a decrease in transportation brokerage operations. Income before taxes of the transportation services segment decreased to $.7 million for the first six months of 1999 compared with $1.6 million for the first six months of the prior year. The decrease in income before taxes when compared with the first six months of 1998 is primarily due to (i) decreased transportation brokerage operations, (ii) higher selling and general administrative expenses, and (iii) a one-time rebate of $.4 million for workers' compensation premiums from the State of Ohio which was included in the income before taxes for the first six months of 1998.

Net operating revenues of the technical environmental services segment increased to $15.1 million in the first six months of 1999 compared with $10.2 million in the first six months of 1998. The increase is primarily attributable to an increase in net operating revenues of remediation services and engineering and consulting services. A significant portion of such increased revenues is related to work performed by subcontractors, for which the Company invoices the customer, with little or no markup. The income before taxes for the first six months of 1999 increased to $.9 million compared with $.3 million for the first six months of the prior year. The increase is primarily the result of improved operating results of the remediation, consulting and the captive landfill management operations, partially offset by a slight decrease in income before taxes of the laboratory business. For the first six months of 1998, the remediation services business incurred a loss before taxes.

Net operating revenues of the waste disposal brokerage and management services segment increased to $8.6 million in the first six months of 1999 compared with $5.9 million in the first six months of 1998. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Despite the significant increase in net operating revenues, income before taxes for the waste disposal brokerage and management services segment decreased to $.5 million for the first six months of 1999 compared with $.7 million for the first six months of the prior year. The decrease was primarily the result of significantly higher selling and administrative expenses.

Interest Income

Interest income increased to $531,000 for the first six months of 1999 compared with $85,000 for the first six months of the prior year, primarily because of the additional cash resulting from the capital contribution made by AWS in connection with the spin-off.

General Corporate Expenses

General corporate expenses were $1.9 million in the first six months of 1999 compared with $2.3 million for the first six months of the prior year. General corporate expenses for the first six months of 1999 were the actual expenses incurred by the Company for such period, which includes all of the costs associated with the corporate headquarters contributed to the Company by AWS and additional expenses resulting from operating as an independent company subsequent to the Spin-off. General corporate expenses for the first six months of 1998 included approximately $.9 million of corporate expenses which were allocated to the Company by AWS and included a one-time charge of $1.4 million for additional compensation and severance which was paid in the second quarter of 1998.

Net Income

The Company recorded net income of $.4 million in the first six months of 1999 compared with net income of $.2 million in the first six months of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 43% in the first six months of 1999 compared to 55% in the first six months of the prior year. The effective tax rate for the current and prior year period is higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.


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

The federal government and numerous state and local governmental bodies are increasingly considering, proposing or enacting legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A significant portion of the Company's transportation and disposal brokerage and management revenues is derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on the Company.

Competitive pressures within the environmental industry continue to impact the financial performance of Avalon's transportation services, technical environmental services and waste disposal brokerage and management services. A decline in the rates which customers are willing to pay for its services could adversely impact the future financial performance of the Company.

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

The Company's selling, general and administrative expenses and costs of operations after the Spin-off are anticipated to continue to be significantly higher than the historical expenses and costs allocated to the Company while a part of AWS. Certain selling, general and administrative expenses and costs of operations of AWS that had historically been allocated to subsidiaries of AWS that are not part of the Company are and will continue to be selling, general and administrative expenses and costs of operations of the Company.

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


                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     When Avalon concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in Avalon's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of that site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then Avalon will provide for the minimum amount within the range, in accordance with generally accepted accounting principles. At June 30, 1999, Avalon has an accrued liability of $845,000 relating to this matter. Avalon's estimates are revised, as deemed necessary, as additional information becomes known. Avalon anticipates obtaining additional information by reason of, among other things, having entered into the Participation Agreement.

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

Item 5.  Other Information

     On August 11, 1999 the Company dismissed KPMG LLP as the Company's independent public accountant and engaged Grant Thornton LLP. The change was not the result of any disagreements with KPMG LLP. The Company will be filing a Form 8-K as required by the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27  Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date:   August 11, 1999       By:            /s/ Timothy C. Coxson
    -------------------           ----------------------------------
                              Timothy C. Coxson, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)