Form 10-Q
period 1999-09-30
AVALON HOLDINGS CORP
filed 1999-11-12
CIK 1061069

                                      1999
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                       __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1999

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            for the transition period from __________ to ___________

                         Commission file number 1-14105
                       __________________________________


                          AVALON HOLDINGS CORPORATION

             (Exact name of registrant as specified in its charter)

                 Ohio                         34-1863889
     (State or other jurisdiction          (I.R.S. Employer
    incorporation or organization)        Identification No.)

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of November 5, 1999.

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                               Page
                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Statements of Income for the Three and Nine
  Months Ended September 30, 1999 and 1998 (Unaudited)......................      3

  Condensed Consolidated Balance Sheets at September 30, 1999 (Unaudited)
  and December 31, 1998.....................................................      4

  Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1999 and 1998 (Unaudited)......................       5

  Notes to Condensed Consolidated Financial Statements (Unaudited)..........       6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................       8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.................................................      17

  Item 2. Changes in Securities and Use of Proceeds.........................      17

  Item 3. Defaults upon Senior Securities...................................      17

  Item 4. Submission of Matters to a Vote of Security Holders...............      17

  Item 5. Other Information.................................................      18

  Item 6. Exhibits and Reports on Form 8-K..................................       18

SIGNATURE...................................................................       19


                                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands except for per share amounts)


                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                              --------------------------------    --------------------------------
                                                    1999              1998              1999              1998
                                              -------------      -------------    -------------     --------------

Net operating revenues........................      $21,513            $21,204          $60,549            $55,101

Cost and expenses:
Cost of operations............................       17,499             18,200           51,318             47,661
Selling, general and administrative expense...        3,142              2,504            8,179              6,996
                                                    -------            -------          -------            -------

Income from operations........................          872                500            1,052                444

Other income (expense):
Interest expense..............................           (1)                --               (2)               (44)
Interest income...............................          276                300              807                385
Other income (expenses), net..................          (74)                13              (27)               460
                                                    -------            -------          -------            -------

Income before income taxes....................        1,073                813            1,830              1,245
Income taxes expense..........................          461                447              787                685
                                                    -------            -------          -------            -------
Net income....................................      $   612            $   366          $ 1,043            $   560
                                                    =======            =======          =======            =======

Basic net income per share *..................      $   .16            $     *          $   .27            $     *
                                                    =======            =======          =======            =======
Pro forma net income per share *..............      $    --            $   .10          $    --            $   .15
                                                    =======            =======          =======            =======
Weighted average shares outstanding (Note 2)..        3,803              3,803            3,803              3,803
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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                  September 30,   December 31,
                                                                      1999           1998
                                                                  -------------   -----------
Assets                                                             (Unaudited)
------
Current assets:
 Cash and cash equivalents......................................        $20,202        $22,274
 Accounts receivable, net.......................................         17,850         16,172
 Deferred income taxes..........................................            317            316
 Prepaid expenses and other current assets......................          2,730          1,904
                                                                        -------        -------
  Total current assets..........................................         41,099         40,666

Properties and equipment, less accumulated depreciation
 and amortization of $16,865 in 1999 and $15,326 in 1998........         24,408         23,300
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................          2,362          2,473
Other assets, net...............................................            234            246
                                                                        -------        -------
  Total assets..................................................        $68,103        $66,685
                                                                        =======        =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................        $ 6,972        $ 6,279
 Accrued payroll and other compensation.........................          1,772          1,242
 Accrued income taxes...........................................          1,597          1,078
 Other accrued taxes............................................            789            922
 Other liabilities and accrued expenses.........................          1,404          2,172
                                                                        -------        -------
  Total current liabilities.....................................         12,534         11,693

Deferred income taxes...........................................          1,188          1,209
Other noncurrent liabilities....................................            400            845

Shareholders' equity:
 Class A Common Stock, $.01 par value...........................             32             32
 Class B Common Stock, $.01 par value...........................              6              6
 Paid-in capital................................................         58,096         58,096
 Accumulated deficit............................................         (4,153)        (5,196)
                                                                        -------        -------
  Total shareholders' equity....................................         53,981         52,938
                                                                        -------        -------
  Total liabilities and shareholders' equity....................        $68,103        $66,685
                                                                        =======        =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                        ----------------
                                                                         1999       1998
                                                                        -------   -------
Operating activities:
 Net income..........................................................   $ 1,043   $   560
 Reconciliation of net income to cash from operating activities:
   Depreciation and amortization.....................................     2,146     1,963
   Provision for deferred income taxes...............................       (22)     (24)
   Provision for losses on accounts receivable.......................       188      143
   (Gain) loss on sales and disposal of property and equipment.......       134      (15)
   Changes in assets and liabilities
      Accounts receivable............................................    (1,866)   (5,021)
      Prepaid expenses and other current assets......................      (826)     (948)
      Other assets...................................................        (6)      (32)
      Accounts payable...............................................       119      2,756
      Accrued payroll and other compensation.........................       530        240
      Accrued income taxes...........................................       519        355
      Other accrued taxes............................................      (133)       (24)
      Other liabilities and accrued expenses.........................      (768)      (169)
      Other noncurrent liabilities...................................      (445)       (11)
                                                                        -------    -------
         Net cash provided (used) by operating activities............       613       (227)
                                                                        -------    -------

Investing activities:
 Capital expenditures................................................    (2,830)    (1,748)
 Proceeds from sales of property and equipment.......................       145         81
                                                                        -------    -------
         Net cash used by investing activities.......................    (2,685)    (1,667)
                                                                        -------    -------

Financing activities:
 Capital contribution from American Waste Services, Inc..............        --     22,475
 Repayments of long-term debt........................................        --     (1,236)
 Dividends paid to American Waste Services, Inc......................        --       (100)
                                                                        -------    -------
         Net cash provided by financing activities...................        --     21,139
                                                                        -------    -------

Increase (decrease) in cash and cash equivalents.....................    (2,072)    19,245
Cash and cash equivalents at beginning of year.......................    22,274      1,763
                                                                        -------    -------
Cash and cash equivalents at end of period...........................   $20,202    $21,008
                                                                        =======    =======

Noncash investing activities:
  Capital expenditures of $574 are included in Accounts Payable at September 30, 1999.

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1999

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company has no items that qualify as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income equals net income for all periods presented.

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

Note 2.  Net Income Per Share

For purposes of determining the basic and pro forma net income per share data for the three months and nine months ended September 30, 1999 and 1998, all of the Company's common stock issued as a result of the Spin-off is deemed to have been outstanding for all periods presented. As such, the weighted average number of shares outstanding for all periods presented is 3,803,331. Diluted net income per share is equal to basic net income per share.


Note 3.  Legal Matters

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Although unlikely, because the relevant law provides for joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the remaining unallocated costs of the remediation which are currently estimated to be $10 million. Currently, the extent of any ultimate liability of any of the Company's subsidiaries is unknown; however, based upon recent information, the Company's allocable share of site costs is anticipated to be in the range of 2% to 4%. As a result, during the third quarter of 1999, the Company reduced its accrued liability relating to this matter, on an undiscounted basis, to $400,000 which is included in the Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities." The Company is currently attempting to enter into a participation agreement and become a party to an agreed order regarding the remediation of a portion of the site. If successful, the Company's potential liability regarding this site may be further reduced. The Company expects to resolve the extent of its ultimate liability during the year 2000.

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

Liquidity and Capital Resources
-------------------------------

For the first nine months of 1999, the Company utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

During the first nine months of 1999, capital spending for Avalon totaled $3.4 million which was principally related to the purchase of equipment for the Company's transportation operations and capital improvements to the Company's golf course. Avalon's capital spending in 1999 is expected to be in the range of $6 million to $7.5 million which will relate principally to capital improvements to the golf course and acquiring additional transportation equipment. On August 2, 1999, the Company closed the golf course to begin the capital improvements, which are expected to be in the range of $3.5 million to $4 million. The timing of such expenditures is subject, among other things, to weather conditions. In addition to the capital improvements to the golf course, the Company anticipates capital expenditures of approximately $1 million for improvements to the golf course related facilities. The majority of these additional expenditures are anticipated to occur in the year 2000. The Company does not expect the golf course to resume operations until the third quarter of 2000.

During the third quarter of 1999 the Company renewed its insurance program for the period September 1, 1999 to August 31, 2000 resulting in an increase in prepaid insurance expense. Such increase is included in the change in "Prepaid expenses and other current assets" on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999.

During the third quarter of 1999 the Company made a discretionary cash contribution for the 1998 plan year in the amount of $690,000 to the Company sponsored defined contribution profit sharing plan that is a qualified tax deferred benefit plan under Section 401(k) of the Internal Revenue Code. Such amount was included in other liabilities and accrued expenses at December 31, 1998 and is reflected in the change in "Other liabilities and accrued expenses" on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999.

During the third quarter of 1999 the Company reduced its accrued liability associated with anticipated remediation costs of a hazardous waste disposal facility by $445,000. Such reduction is reflected in the change in "Other noncurrent liabilities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be for the foreseeable future sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have an existing credit facility.

Results of Operations

Overall performance

Net operating revenues in the third quarter of 1999 increased to $21.5 million compared with $21.2 million in the prior year's third quarter. Cost of operations decreased to $17.5 million in the third quarter of 1999 compared with $18.2 million in the prior year quarter. The Company recorded net income of $.6 million or $.16 per share for the third quarter of 1999 compared with net income of $.4 million or $.10 per share for the third quarter of 1998. For the first nine months of 1999, net operating revenues were $60.5 million compared with $55.1 million for the first nine months of 1998. Cost of operations increased to $51.3 million for the first nine months of 1999 compared with $47.7 million for the first nine months of the prior year. During the first nine months of 1999, the Company recorded net income of $1 million or $.27 per share compared with $.6 million or $.15 per share for the first nine months of 1998. Net operating revenues and income before taxes for the Company's business segments were as follows (in thousands):


                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                   --------------------  -------------------
                                                     1999       1998       1999       1998
                                                   ---------  ---------  ---------  --------
Net operating revenues from:
Transportation services:
 External customers revenues.....................   $ 9,387    $ 8,234    $25,456   $24,980
 Intersegment revenues...........................     1,538      1,302      3,983     2,967
                                                    -------    -------    -------   -------
  Total transportation services..................    10,925      9,536     29,439    27,947
                                                    -------    -------    -------   -------

Technical environmental services:
 External customers revenues.....................     7,778      7,193     22,800    17,321
 Intersegment revenues...........................        34         31        102       109
                                                    -------    -------    -------   -------
  Total technical environmental services.........     7,812      7,224     22,902    17,430
                                                    -------    -------    -------   -------

Waste disposal brokerage and management:
 External customers revenues.....................     3,616      4,257     10,440     9,935
 Intersegment revenues...........................       972        592      2,761       782
                                                    -------    -------    -------   -------
  Total waste disposal brokerage and management
  services.......................................     4,588      4,849     13,201    10,717
                                                    -------    -------    -------   -------

Other businesses: (1)
 External customers revenues.....................       732      1,520      1,853     2,865
 Intersegment revenues...........................        61        114        233       231
                                                    -------    -------    -------   -------
  Total other businesses.........................       793      1,634      2,086     3,096
                                                    -------    -------    -------   -------

 Segment operating revenues......................    24,118     23,243     67,628    59,190
 Intersegment eliminations.......................    (2,605)    (2,039)    (7,079)   (4,089)
                                                    -------    -------    -------   -------
  Total net operating revenues...................   $21,513    $21,204    $60,549   $55,101
                                                    -------    -------    -------   -------


                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         ---------------------    ------------------
                                                           1999          1998       1999      1998
                                                         --------      --------   --------  --------
Income (loss) before taxes:
 Transportation services..........................        $   967       $   503    $ 1,691   $ 2,083
 Technical environmental services.................            806           265      1,721       595
 Waste disposal brokerage and management
  services........................................            541           307      1,086     1,016
 Other businesses.................................           (148)          455       (167)      526
                                                          -------       -------    -------   -------
 Segment income before taxes......................          2,166         1,530      4,331     4,220
 Corporate interest income........................            245           274        709       314
 Corporate other expense, net.....................             (2)          (15)         2       (15)
 General corporate expenses.......................         (1,336)         (976)    (3,212)   (3,274)
                                                          -------       -------    -------   -------
 Income before taxes..............................        $ 1,073       $   813    $ 1,830   $ 1,245
                                                          -------       -------    -------   -------

Interest expense:
 Transportation services..........................        $    --       $    --    $    --   $     3
 Technical environmental services.................              1            --          2        --
 Waste disposal brokerage and management
  services........................................             --            --         --        --
 Other business...................................             --            --         --        41
 Corporate........................................             --            --         --        --
                                                          -------       -------    -------   -------
     Total........................................        $     1       $    --    $     2   $    44
                                                          -------       -------    -------   -------

Interest income:
 Transportation services..........................        $    10       $     8    $    28   $    26
 Technical environmental services.................             10             6         31        20
 Waste disposal brokerage and management
  services........................................              8             5         32        12
 Other business...................................              3             7          7        13
 Corporate........................................            245           274        709       314
                                                          -------       -------    -------   -------
     Total........................................        $   276       $   300    $   807   $   385
                                                          -------       -------    -------   -------

                                                        September 30   December 31
                                                            1999          1998
                                                          -------       -------
Identifiable assets:
 Transportation services..........................        $17,769       $17,288
 Technical environmental services.................         12,650        11,751
 Waste disposal brokerage and management
  services........................................          4,125         3,163
 Other businesses.................................          4,016         4,095
 Corporate........................................         29,543        30,388
                                                          -------       -------
     Total........................................        $68,103       $66,685
                                                          -------       -------

(1) Other businesses include the operation of a public golf course and related facilities.

Performance in the Third Quarter of 1999 compared with the Third Quarter of 1998

Segment performance

Net operating revenues of the transportation services segment increased to $10.9 million in the third quarter of 1999 compared with $9.5 million in the third quarter of the prior year primarily due to an increase in the transportation of hazardous waste and municipal solid waste, partially offset by a decrease in the transportation of general commodities. The transportation services segment recorded income before taxes of $1 million in the third quarter of 1999 compared with $.5 million in the third quarter of 1998. The increase was primarily the result of the Company reducing its accrued liability associated with anticipated remediation costs of a hazardous waste facility by approximately $.4 million.

Net operating revenues of the technical environmental services segment increased to $7.8 million in the third quarter of 1999 compared with $7.2 million in the third quarter of the prior year. The increase in net operating revenues was primarily the result of an increase in laboratory services provided, increased engineering and consulting services, and higher net operating revenues associated with the Company's captive landfill management operations. The technical environmental services segment recorded income before taxes of $.8 million in the third quarter of 1999 compared with income before taxes of $.3 million in the third quarter of 1998. The increase in income before taxes is primarily the result of improved operating margins of the remediation services business and improved operating results of the Company's captive landfill management operations.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $4.6 million in the third quarter of 1999 compared with $4.8 million in the third quarter of the prior year primarily due to a decrease in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment increased to $.5 million in the third quarter of 1999 compared with $.3 million in the third quarter of 1998. The increase is primarily a result of a reduction in operating costs of approximately $.3 million arising from the Company reaching a favorable agreement with a third party vendor concerning amounts previously accrued by the Company for disposal and transportation services.

The Company's other businesses consist primarily of the operation of a public golf course and restaurant. During the third quarter of 1999, the Company closed the golf course to make significant capital improvements to the course and related facilities. As a result, net operating revenues decreased to $.8 million in the third quarter of 1999 compared with $1.6 million in the third quarter of the prior year. The other businesses incurred a loss before taxes of approximately $.1 million in the third quarter of 1999 compared with income before taxes of $.5 million in the third quarter of the prior year. The Company does not expect the golf course to resume operations until the third quarter of 2000.

Interest income

Interest income decreased to $276,000 in the third quarter of 1999 compared with $300,000 in the third quarter of 1998 primarily because of a lower amount of cash available to be invested during the third quarter of 1999.

General corporate expenses

General corporate expenses were $1.3 million in the third quarter of 1999 compared with $1 million in the third quarter of the prior year. The increase is primarily the result of higher performance related incentive compensation expense.

Net income

The Company recorded net income of $612,000 in the third quarter of 1999 compared with net income of $366,000 in the third quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 43% in the third quarter of 1999 compared to 55% in the prior year's third quarter. The effective tax rate for the current and prior year period is higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

Performance in the First Nine Months of 1999 compared with the First Nine Months of 1998

Segment performance

Net operating revenues of the transportation services segment increased to $29.4 million in the first nine months of 1999 compared with $27.9 million for the first nine months of the prior year. The increase is primarily attributable to an increase in the transportation of municipal solid waste and hazardous waste, offset by a decrease in the transportation of general commodities and a decrease in transportation brokerage operations. Income before taxes of the transportation services segment decreased to $1.7 million for the first nine months of 1999 compared with $2.1 million for the first nine months of the prior year. The decrease in income before taxes when compared with the first nine months of 1998 is primarily due to decreased transportation brokerage operations, increased fuel costs and higher selling and general administrative expenses. Income before taxes for the first nine months of 1999 included a reduction in operating costs of approximately $.4 million resulting from the Company reducing its accrued liability associated with anticipated remediation costs of a hazardous waste facility. Income before taxes for the first nine months of 1998 included a one-time rebate of $.4 million for workers' compensation premiums from the State of Ohio

Net operating revenues of the technical environmental services segment increased to $22.9 million in the first nine months of 1999 compared with $17.4 million in the first nine months of 1998. The increase is primarily attributable to an increase in net operating revenues of remediation services and engineering and consulting services. A significant portion of such increased revenues is related to work performed by subcontractors, for which the Company invoices its customers with little or no markup. Income before taxes for the first nine months of 1999 increased to $1.7 million compared with $.6 million for the first nine months of the prior year. The increase is primarily the result of improved operating results of the remediation, consulting and the captive landfill management operations, partially offset by a slight decrease in income before taxes of the laboratory business. The Company's remediation services business incurred a loss before taxes for the first nine months of 1998.

Net operating revenues of the waste disposal brokerage and management services segment increased to $13.2 million in the first nine months of 1999 compared with $10.7 million in the first nine months of

1998. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided during the first six months of 1999 as compared with the first six months of 1998 which preceded the Spin-off. Income before taxes for the waste disposal brokerage and management services segment increased to $1.1 million for the first nine months of 1999 compared with $1 million for the first nine months of the prior year. The increase is primarily a result of a reduction in operating costs of approximately $.3 million arising from the Company reaching a favorable agreement with a third party vendor during the third quarter of 1999 concerning amounts previously accrued by the Company for disposal and transportation services. Excluding this reduction in operating costs, income before taxes actually decreased primarily as a result of significantly higher selling and administrative expenses.

The Company's other businesses consist primarily of the operation of a public golf course and restaurant. During the third quarter of 1999 the Company closed the golf course to make significant capital improvements to the course and related facilities. As a result, net operating revenues for the first nine months of 1999 decreased to $2.1 million compared with $3.1 million for the first nine months of the prior year. The other businesses incurred a loss before taxes of approximately $.2 million for the first nine months of 1999 compared with income before taxes of $.5 million for the first nine months of 1998. The Company does not expect the golf course to resume operations until the third quarter of 2000.

Interest Income

Interest income increased to $807,000 for the first nine months of 1999 compared with $385,000 for the first nine months of 1998, primarily because the cash resulting from the Spin-off was invested for the full nine months of 1999 as compared with the cash only having been available for three and a half months in the prior year.

General Corporate Expenses

General corporate expenses were $3.2 million in the first nine months of 1999 compared with $3.3 million for the first nine months of the prior year. General corporate expenses for the first nine months of 1999 were the actual expenses incurred by the Company for such period, which includes all of the costs associated with the corporate headquarters contributed to the Company by AWS and additional expenses resulting from operating as an independent company subsequent to the Spin-off. General corporate expenses for the first nine months of 1998 included approximately $.9 million of corporate expenses which were allocated to the Company by AWS prior to the Spin-off and included a one-time charge of $1.4 million for additional compensation and severance which was paid in the second quarter of 1998.

Net Income

The Company recorded net income of $1 million in the first nine months of 1999 compared with net income of $.6 million in the first nine months of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 43% in the first nine months of 1999 compared to 55% in the first nine months of the prior year. The effective tax rate for the current and prior year period is higher than statutory rates due to the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses.

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

Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with the Year 2000 requirements. Significant uncertainty exists concerning the potential effects of failure to comply with such requirements. The Company has completed the assessment of its Year 2000 issues. The Company's assessment process included a review of its computerized systems, including both information technology and non-information technology systems, to ensure that they are capable of processing periods for the Year 2000 and beyond, as well as a review of whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company's significant information technology systems include its accounting systems, the technical services project management systems, the transportation services dispatch and operations management systems, and certain equipment used to provide laboratory analyses. The Company believes that each of its significant computerized systems is Year 2000 compliant. All upgrades and replacements were completed during the third quarter of 1999 and the associated costs of remediating any non-compliant system have not been material. Although the Company does not anticipate a failure of its systems, should a failure occur, the Company does not believe that such failure will have a material adverse effect upon the Company's business, results of operations or financial condition. The Company does not have any formalized contingency plans. While noncompliance by infrastructure related technologies which affect utilities, communications and financial institutions may have a material adverse effect, the Company is currently unaware of any customer, vendor or supplier which, if not Year 2000 compliant, would have a material adverse effect upon the Company's business, results of operations or financial condition.

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

During the third quarter of 1999 the Company closed its golf course to make significant capital improvements to the course and related facilities. The Company does not expect the golf course to resume operations until the third quarter of 2000.


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


                          ============================

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Although unlikely, because the relevant law provides for joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the remaining unallocated costs of the remediation which are currently estimated to be $10 million. Currently, the extent of any ultimate liability of any of the Company's subsidiaries with respect to this facility is unknown; however, based upon recent information, the Company's allocable share of site costs is anticipated to be in the range of 2% to 4%. As a result, during the third quarter of 1999, the Company reduced its accrued liability relating to this matter, on an undiscounted basis, to $400,000. The Company is currently attempting to enter into a participation agreement and become a party to an agreed order regarding the remediation of a portion of the site. If successful, the Company's potential liability regarding this site may be further reduced. The Company expects to resolve the extent of its ultimate liability during the year 2000.

     While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter the Company's expectations at any time, Avalon does not anticipate that the amount of any such revisions will have a material adverse effect on it.

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

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

        27  Financial Data Schedule

     (b)  Reports on Form 8-K

        The Company filed a Form 8-K on August 16, 1999 to report the dismissal of KPMG LLP as the Company's independent public accountant and the engagement of Grant Thornton LLP as the Company's new independent public accountant.

The Company filed a Form 8-K on September 9, 1999 to report the death of Darrell
  D. Wilson, President, Chief Operating Officer and a Director of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date:  November 11, 1999      By:        /s/ Timothy C. Coxson
      --------------------          ----------------------------------
                              Timothy C. Coxson, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)