Form 10-K405
period 1999-12-31
AVALON HOLDINGS CORP
filed 2000-03-24
CIK 1061069

                                      1999
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ______________________________

                                   FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1999

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the transition period from      to
                                                                ----    -----

                         Commission File Number 1-14105
                         ______________________________

                          AVALON HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

              Ohio                                       34-1863889
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


                   One American Way, Warren, Ohio  44484-5555
           (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (330) 856-8800

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
           Title of Each Class                           on Which Registered
           -------------------                           -------------------
Class A Common Stock, $.01 par value                   American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ___
                                         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 11, 2000 was $15.6 million. Assuming that the market value of the Company's Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 11, 2000 was approximately $7,000. The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of March 2, 2000.

                      Documents Incorporated by Reference

1. Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 1999 (Parts I and II of Form 10-K).
2. Portions of the Avalon Holdings Corporation Proxy Statement dated March 22, 2000 (Part III of Form 10-K).

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

                       _________________________________

                               TABLE OF CONTENTS

Part I                                                                     Page
                                                                           ----
 Item 1.     Business..................................................      1
 Item 2.     Properties................................................      5
 Item 3.     Legal Proceedings.........................................      6
 Item 4.     Submission of Matters to a Vote of Security Holders.......      6

Part II
 Item 5.     Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................      7
 Item 6.     Selected Financial Data...................................      7
 Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      7
 Item 7A     Quantitative and Qualitative Disclosures About
             Market Risk...............................................      7
 Item 8.     Financial Statements and Supplementary Data...............      7
 Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................      8

Part III
 Item 10.    Directors and Executive Officers of the Registrant........      9
 Item 11.    Executive Compensation....................................     10
 Item 12.    Security Ownership of Certain Beneficial Owners and
             Management................................................     10
Item 13.     Certain Relationships and Related Transactions............     10

Part IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     11

Signatures.............................................................     13

                       Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from the Company's 1999 Annual Report to Shareholders (hereinafter referred to as the "Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART 1

ITEM 1.  BUSINESS

Spin-off
--------

  Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. ("AWS"), AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon assumed certain liabilities of AWS including, without limitation, liabilities relating to the termination of employment of certain employees of AWS and costs and potential liabilities relating to a certain legal proceeding. On June 17, 1998 AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off").

General
-------

  Avalon was incorporated in Ohio on April 30, 1998 solely for the purpose of effecting the Spin-off. Avalon is a holding company which owns subsidiaries that historically performed the transportation operations, technical environmental services operations, waste disposal brokerage and management operations and golf course and related operations of AWS.

  In January 1990, AWS acquired the Company's transportation companies:
DartAmericA, Inc. and its subsidiaries which provide hazardous and nonhazardous waste transportation, transportation of general and bulk commodities, and transportation brokerage and management services; and Envirco Transportation Management, Inc., a waste transportation brokerage and management business. These companies became subsidiaries of Avalon as a result of the Spin-off.

  In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed a 26,000 square foot office building to serve as its corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. ("ALGI") acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole public golf course adjacent to the office property. ALGI became a subsidiary of Avalon as a result of the Spin-off.

  In October 1990, AWS acquired the Company's environmental consulting, laboratory and remediation companies: Earth Sciences Consultants, Inc., Antech Ltd., and AWS Remediation, Inc. These technical environmental services firms are referred to collectively as the "Earth Sciences Companies." The Earth Science Companies became subsidiaries of Avalon as a result of the Spin-off.

  During 1995, American Waste Management Services, Inc., a subsidiary of AWS, commenced its waste disposal brokerage and management operations. This company became a subsidiary of Avalon as a result of the Spin-off.

  During the third quarter of 1997, a newly organized subsidiary of AWS, American Landfill Management, Inc., started its captive landfill management operations. This company became a subsidiary of Avalon as a result of the Spin-off.

Business Segments Information
-----------------------------

  Avalon's primary business segments are transportation services, technical environmental services, and waste disposal brokerage and management services. These services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets and are therefore somewhat seasonal in nature. Avalon's transportation services segment provides transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities and the brokerage and management of transportation services. For the years 1999, 1998 and 1997, the net operating revenues of the transportation services segment represented approximately 45%, 46% and 57%, respectively, of Avalon's total segments' net operating revenues. Avalon's technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation and captive landfill management services. For the years 1999, 1998 and 1997, the net operating revenues of the technical environmental services segment represented approximately 32%, 31% and 27%, respectively, of Avalon's total segments' net operating revenues. Avalon's waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services. For the years 1999, 1998 and 1997, the net operating revenues of the waste disposal brokerage and management services segment represented approximately 21%, 18% and 11%, respectively, of Avalon's total segments' net operating revenues. Avalon also operates a golf course and related operations.

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

DartAmericA, Inc.
  DartAmericA, Inc. through its subsidiaries (collectively, "Dart"), headquartered in Warren, Ohio, is engaged in the transportation of waste and is a common carrier of both general and bulk commodities. Dart, which commenced operations in 1965, also engages in the brokerage and management of transportation.

  Dart is a fully licensed hazardous and nonhazardous waste carrier. Approximately 72%, 65% and 60% of the revenue generated by Dart in 1999, 1998 and 1997, respectively, related to the transportation of waste. Hazardous waste represented 56%, 63% and 67% of Dart's waste transportation revenues in 1999, 1998 and 1997, respectively.

  Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 28%, 35% and 40% of its revenues in 1999, 1998 and 1997, respectively, from the transportation of bulk commodities, such as coal, salt, sand, ash, steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

  A majority of the truck power units and a substantial number of the trailers used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from carriage. Most of the approximately 90 to 110 independent truckers who regularly provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of automotive liability insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart. See Item 2--"Properties."

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

     During 1999, two customers of the transportation services segment each accounted for approximately 11.5% of the segment's net operating revenues to external customers.

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

  During 1999, one customer of the technical environmental services segment accounted for approximately 13.2% of the segment's net operating revenues to external customers.

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

  In the ordinary course of their operations, Avalon's subsidiaries may from time to time receive citations, notices or comments from regulatory authorities that such operations are not in compliance with applicable environmental regulations. These agencies may seek to impose fines, or revoke or deny renewal of operating permits or licenses, or require the remediation of environmental problems resulting from Avalon's transportation or waste brokerage operations. Upon receipt of such citations, notices or comments, the appropriate subsidiary works with the authorities in an attempt to resolve the issues raised. Failure to correct the problems to the satisfaction of the authorities could lead to fines and/or a curtailment or cessation of certain operations.

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

Competition

  The markets for the transportation of hazardous and nonhazardous waste and for the transportation of general and bulk commodities are each highly competitive. There are numerous participants, and no one transporter has a dominant market share. Avalon competes primarily with other short and long-haul carriers for both truckload and less than truckload shipments. Competition for the transportation of waste is based on the ability of the carrier to transport the waste at a competitive price and in accordance with applicable regulations and the latest advances in technology. Competition for the transportation of commodities is based primarily on price and service. As is the case with any transportation company, the Company's costs depend on the price and availability of diesel fuel. During the first quarter of 2000, a substantial increase in fuel prices subjected the Company to increased operating expenses, which the Company will not be able to entirely pass on to its customers.

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

Insurance

  Avalon carries $21,000,000 of comprehensive general liability insurance coverage for Avalon and its subsidiaries (other than with respect to ALGI, which has separate insurance). This policy includes coverage for automobile liability (including a pollution liability endorsement which covers certain liabilities from spills), comprehensive property damage and other customary coverage. Dart self-insures collision risks. The Earth Sciences Companies also maintain professional and contractors pollution liability coverage. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

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

Employees

  As of December 31, 1999, Avalon had 470 employees, 189 of whom were employed in transportation operations, 186 of whom were employed in technical environmental services, 19 of whom were employed by the waste disposal brokerage and management operations, 45 of whom were employed by the golf course or related operations and 31 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

  None of Avalon's business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 2.  PROPERTIES

  Dart provides transportation services from locations in Canfield, Ohio (where Dart owns an 18,800 square foot facility); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); Perrysburg, Ohio (where Dart leases a 700 square foot terminal); Chicago, Illinois (where Dart rents a 500 square foot terminal); Bedford, New Hampshire (where Dart rents a 300 square foot terminal; and Paulsboro, New Jersey (where Dart rents a 1,000 square foot terminal). At December 31, 1999, the transportation operations owned a fleet of 27 power units (in addition to 68 power units which are leased and 33 which are rented), 309 trailers (in addition to 113 trailers which are leased and 30 which are rented), and 657 roll-off and other containers. In addition, 90 to 110 power units and 130 to 150 trailers owned by independent owner/operators are available for use in Dart's operations.

  The Earth Sciences Companies own their main offices and laboratory facilities located in a 48,000 square foot building in Export, Pennsylvania and lease office space of approximately 4,000 square feet in Akron, Ohio. In addition, 13,000 square feet is leased for field equipment and vehicle storage and dispatch in Murrysville, Pennsylvania. The Earth Sciences Companies also own numerous pieces of laboratory, field, computer and other equipment.

  The captive landfill management operations use approximately six pieces of equipment (such as a bulldozer, excavator and backhoe) all of which are owned by ALMI.

  Avalon owns a 26,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio. Adjacent to such property is an 18-hole public golf course owned and operated by ALGI, including a maintenance and storage building of approximately 12,000 square feet, a pro shop and restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet.

  The corporate and administrative offices of Dart, ALMI, and American Waste Management Services, Inc. are each located at the headquarters building of Avalon in Warren, Ohio.

  Generally, Avalon's fixed assets are in good condition and are satisfactory for the purposes for which they are intended.

ITEM 3.  LEGAL PROCEEDINGS

  In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. During 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs was approximately $73,000 of which the Company paid $54,000 in the fourth quarter of 1999. The remaining $19,000 is included in the 1999 Consolidated Balance Sheet under the caption "Other current liabilities and accrued expenses". The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently anticipated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $139,000, $120,000 of which is included in the 1999 Consolidated Balance Sheet under the caption "Other noncurrent liabilities". The Company's ultimate liability is expected to be determined during the year 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                    PART II

  Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 1999 Annual Report to Shareholders if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

                                                                       Page(s)
                                                                       ------
Common stock information.............................................    27
Dividend policy......................................................    27


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 1995 through 1999 under the captions Net operating revenues, Net income (loss), Net income and pro forma net (loss) per share, Total assets and
 Long-term debt......................................................    24

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and
 Results of Operations...............................................    2-8


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk" contained in Item 7, "Management's Discussion and Analysis of
 Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent auditor's report regarding financial statements
 as of December 31, 1999 and for the year ended December 31, 1999....     22

Independent auditor's report regarding financial statements as of December 31, 1998 and for each of the years in the two-year
 period ended December 31, 1998......................................     23

Financial Statements:

 Consolidated Balance Sheets, December 31, 1999 and 1998.............      9

 Consolidated Statements of Operations for the years ended December
  31, 1999, 1998 and 1997............................................     10

 Consolidated Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997................................................     11

 Consolidated Statements of Shareholders' Equity for each of the years
  in the three-year period ended December 31, 1999...................     12

 Notes to Consolidated Financial Statements..........................  13-22


  Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Previous independent accountants

     (i) On August 11, 1999, Avalon Holdings Corporation advised KPMG LLP that they were being dismissed from further serving as the Registrant's independent accountants for 1999.

    (ii) The reports of KPMG LLP on the financial statements for each of the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   (iii) The decision to dismiss KPMG LLP was approved by the Audit Committee of the Board of Directors of the Registrant.

    (iv) In connection with its audits for the two most recent years and the subsequent period through August 11, 1999 there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years or subsequent period.

     (v) During the two most recent years and the subsequent period through August 11, 1999, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v) with KPMG LLP.

    (vi) The Registrant provided KPMG LLP with a copy of the Form 8-K filed August 16, 1999 and requested KPMG LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter dated August 16, 1999, was filed as an exhibit to the Form 8-K.

(b)  New independent accountants

    (i) The registrant has engaged Grant Thornton LLP as its new independent accountants as of August 11, 1999. During the two most recent years and the subsequent period through August 11, 1999, the Registrant has not consulted with Grant Thornton LLP on items regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant or oral advice was provided that Grant Thornton LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) the subject matter of a disagreement or reportable event with the former auditor, (as described in Regulation S-K Item 304(a)(2).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of the Company is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name                     Age                       Position
----                     ---                       --------
Ronald E. Klingle         52  Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson         49  Treasurer and Chief Financial Officer
Jeffrey M. Grinstein      39  General Counsel and Secretary
Frances R. Klingle        53  Chief Administrative Officer and Controller
Steve G. Kilper           40  Chief Executive Officer of the Earth Science Companies and American
                              Landfill Management, Inc.
Kenneth J. McMahon        45  Chief Executive Officer and President of American Waste Management
                              Services, Inc.

  The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of the Company or its subsidiaries, as the case may be.

  Ronald E. Klingle has been a director, Chairman of the Board and Chief Executive Officer since June 1998. He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. since December 1988.
Mr. Klingle has approximately 29 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer and Controller of the Company.

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

  Stephen G. Kilper has been director of the Company since October 1999. He has been Chief Executive Officer of the Company's technical environmental services operations since June 1998. Mr. Kilper was Executive Vice President, Disposal Services, and a director of American Waste Services, Inc. and Chief Executor Officer of its wholly owned disposal subsidiaries from October 1995 to June 1998. Mr. Kilper received his degree in Agricultural Engineering from the University of Wisconsin - Madison.

  Kenneth J. McMahon has been Chief Executive Officer and President of American Waste Management Services, Inc. since June 1998. Mr. McMahon had previously been Executive Vice President, Sales and a director of AWS since September 1996. Mr. McMahon received a Bachelor of Business Administration degree in finance and his Master of Business Administration degree from Youngstown State University.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements and Independent Auditors' Reports (See Part II,
         Item 8 of this report regarding incorporation by reference from the Annual Report to Shareholders)

     2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14.

  The following financial statement schedule, which is applicable for years ended December 31, 1999, 1998 and 1997, should be read in conjunction with the previously referenced financial statements.

         Independent Auditors' Reports on Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts

  Such independent auditors' reports and financial statement schedule are at pages 13 through 15 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

  11.1       Omitted--inapplicable.  See "Basic net income per share and pro forma net (loss) per share" on page 15 of the 1999
             Annual Report to Shareholders

  13.1       Avalon Holdings Corporation 1999 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided for the information of the
             Commission and is not be deemed "filed" as part of the Form 10-K)

  21.1       Subsidiaries of Avalon



27.1         Financial Data Schedules


(b)  Reports on Form 8-K

       No such reports were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of March, 2000.

                                  AVALON HOLDINGS CORPORATION
                                  (Registrant)

                                  By /s/ TIMOTHY C. COXSON
                                  ------------------------
                                  Timothy C. Coxson - Treasurer and
                                  Chief Financial Officer

                           __________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 22nd day of March, 2000.




      Signatures                                     Title
      ----------                                     -----

/s/ RONALD E. KLINGLE
---------------------                    Chairman of the Board, Chief
Ronald E. Klingle                        Executive Officer and Director


/s/ STEPHEN G. KILPER                    Director
---------------------
Stephen G. Kilper


/s/ SANFORD B. FERGUSON                  Director
-----------------------
Sanford B. Ferguson


/s/ ROBERT M. ARNONI                     Director
--------------------
Robert M. Arnoni


/s/ STEPHEN L. GORDON                    Director
---------------------
Stephen L. Gordon

                          Independent Auditors' Report
                          ----------------------------



The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of March 3, 2000, we reported on the consolidated balance sheet of Avalon Holdings Corporation and subsidiaries as of December 31, 1999 , and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, as contained in the 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the 1999 information included in the related financial statement schedule as listed in the accompanying index. The 1999 information included in the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1999 information included in the financial statement schedule based on our audit.

In our opinion, the 1999 information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Grant Thornton LLP

Cleveland, Ohio
March 3, 2000

                          Independent Auditors' Report
                          ----------------------------



The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of March 10, 1999, we reported on the consolidated balance sheet of Avalon Holdings Corporation and subsidiaries (formerly the Avalon Business of American Waste Services, Inc.) as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998, as contained in the 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP

Cleveland, Ohio
March 10, 1999

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
        (FORMERLY THE AVALON BUSINESS OF AMERICAN WASTE SERVICES, INC.)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (thousands of dollars)






                                                                          Additions
             DESCRIPTION                  Balance at       ---------------------------------------
                                         Beginning of      Charged to Costs      Charged to Other    Deductions   Balance at End of
                                             Year            and Expenses            Accounts            (1)             Year
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts:

Year ended December 31,

  1999...............................       $740                  $231                $--                $181             $790
                                            ====                  ====                ====               ====             ====
  1998...............................       $544                  $326                $--                $130             $740
                                            ====                  ====                ====              ====              ====
  1997...............................       $453                  $808                $--               $717              $544
                                            ====                  ====                ====              ====              ====




(1)  Receivables written-off as uncollectible, net of recoveries.