Form 10-Q
period 2000-03-31
AVALON HOLDINGS CORP
filed 2000-05-12
CIK 1061069

                                      2000
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

                 For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
       for the transition period from _______________ to ________________

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of May 8, 2000.

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

  Condensed Consolidated Statements of Operations for the Three
  Months Ended March 31, 2000 and 1999 (Unaudited)...................       3

  Condensed Consolidated Balance Sheets at March 31, 2000
  (Unaudited) and December 31, 1999..................................       4

  Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 2000 and 1999 (Unaudited)...................       5

  Notes to Condensed Consolidated Financial Statements (Unaudited)...       6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      10


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings........................................      15

  Item 2.   Changes in Securities and Use of Proceeds................      15

  Item 3.   Defaults upon Senior Securities..........................      15

  Item 4.   Submission of Matters to a Vote of Security Holders......      15

  Item 5.   Other Information........................................      16

  Item 6.   Exhibits and Reports on Form 8-K.........................      16

SIGNATURE............................................................      17

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                       Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------
Net operating revenues........................      $21,252             $19,494

Cost and expenses:
Cost of operations............................       19,081              17,142
Selling, general and administrative expense...        2,721               2,521
                                                    -------             -------

Income (loss) from operations.................         (550)               (169)

Other income:
Interest income...............................          260                 267
Other income, net.............................           16                  15
                                                    -------             -------

Income (loss) before income taxes.............         (274)                113
Income tax expense (benefit)..................         (137)                 47
                                                    -------             -------
Net income (loss).............................      $ ( 137)            $    66
                                                    =======             =======

Basic net income (loss) per share.............        $(.04)               $.02
                                                    =======             =======
Weighted average shares outstanding (Note 2)..        3,803               3,803
                                                    =======             =======



See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)


                                                                     March 31,  December 31,
                                                                       2000        1999
                                                                    ----------  ------------
                                                                    (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents......................................       $ 4,882   $18,726
 Short-term investments.........................................        11,182        --
 Accounts receivable, net.......................................        19,644    16,628
 Deferred income taxes..........................................           403       403
 Prepaid expenses and other current assets......................         1,688     1,981
                                                                       -------   -------
  Total current assets..........................................        37,799    37,738

Properties and equipment, less accumulated depreciation
 and amortization of $17,333 in 2000 and $16,644 in 1999........        26,849    26,165
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................         2,287     2,324
Other assets, net...............................................           177       177
                                                                       -------   -------
  Total assets..................................................       $67,112   $66,404
                                                                       =======   =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................       $ 7,544   $ 6,001
 Accrued payroll and other compensation.........................         1,080     1,833
 Accrued income taxes...........................................           462       618
 Other accrued taxes............................................           443       720
 Other liabilities and accrued expenses.........................         2,092     1,597
                                                                       -------   -------
  Total current liabilities.....................................        11,621    10,769

Deferred income taxes...........................................         1,347     1,354
Other noncurrent liabilities....................................           120       120

Shareholders' equity :
 Class A Common Stock, $.01 par value...........................            32        32
 Class B Common Stock, $.01 par value...........................             6         6
 Paid-in capital................................................        58,096    58,096
 Accumulated deficit............................................        (4,110)   (3,973)
                                                                       -------   -------
  Total shareholders' equity....................................        54,024    54,161
                                                                       -------   -------
  Total liabilities and shareholders' equity....................       $67,112   $66,404
                                                                       =======   =======


See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                        -------------------
                                                                                          2000        1999
                                                                                        --------    -------
Operating activities:
 Net income (loss)................................................................      $   (137)   $    66
 Reconciliation of net income (loss) to cash from operating activities:
  Depreciation and amortization...................................................           783        690
  Provision for deferred income taxes.............................................            (7)        (8)
  Provision for losses on accounts receivable.....................................            28         49
  Gain on sales of property and equipment.........................................            (2)        (9)
  Changes in operating assets equipment and liabilities
      Accounts receivable.........................................................        (3,044)    (1,833)
      Prepaid expenses and other current assets...................................           293        (57)
      Other assets................................................................            --         (1)
      Accounts payable............................................................         1,543      1,914
      Accrued payroll and other compensation......................................          (753)      (385)
      Accrued income taxes........................................................          (156)        (6)
      Other accrued taxes.........................................................          (277)      (103)
      Other liabilities and  accrued expenses.....................................           495       (289)
                                                                                        --------    -------
         Net cash provided by (used in) operating activities......................       (1,234)        28
                                                                                        --------    -------
Investing activities:
 Purchases and sales of short-term investments, net...............................       (11,182)        --
 Capital expenditures.............................................................        (1,430)      (778)
 Proceeds from sales of property and equipment....................................             2         12
                                                                                        --------    -------
     Net cash used in investing activities........................................       (12,610)      (766)
                                                                                        --------    -------
Decrease in cash and cash equivalents.............................................       (13,844)      (738)
Cash and cash equivalents at beginning of year....................................        18,726     22,274
                                                                                        --------    -------
Cash and cash equivalents at end of period........................................      $  4,882    $21,536
                                                                                        ========    =======



See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 2000

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively the "Company" or "Avalon") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the first three months of 2000 and 1999.

Note 3.  Short-Term Investments

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Trading securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of the Company's trading securities at March 31, 2000 was approximately $9.5 million. On March 31, 2000 the unrealized gain on trading securities was approximately $10,000.

Securities investments that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. At March 31, 2000, the Company had no held-to-maturity securities. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. Available-for-sale securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of the Company's available-for-sale securities at March 31, 2000 was approximately $1.7
million.    At March 31, 2000, the cost of available-for-sale securities approximated their fair value and therefore the Company had no unrealized gains or losses on these securities.

Note 4.  Comprehensive Income

The Company has no items that qualify as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income equals net income for all periods presented.

Note 5. Legal Matters

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility and the extent of any ultimate liability of any of the Company's subsidiaries is unknown. During the fourth quarter of 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs under the Participation Agreement was
approximately $73,000.   The Company paid $54,000 in the fourth quarter of 1999
and the remaining $19,000 is included in the March 31, 2000 Condensed Consolidated Balance Sheet under the caption "Other liabilities and accrued expenses."

The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently estimated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $139,000, $120,000 of which is included in the March 31, 2000 Condensed Consolidated Balance Sheet
under the caption "Other noncurrent liabilities."    The Company's ultimate
liability is expected to be determined during the year 2000.

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to the environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate , would have a material adverse effect on it.


Note 6.  Business Segment Information.

For business segment information, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's reportable segments include transportation services, technical environmental services, and waste disposal brokerage and management services. The Company accounts for intersegment net operating revenue as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon's primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste as well as general and bulk commodities. The technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation services and operates and manages a captive landfill for an industrial customer. The waste disposal brokerage and management services segment provides disposal brokerage and management services for both hazardous and nonhazardous waste. Other businesses include the operation of a public golf course and related operations. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. The Company measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income to consolidated income (loss) before taxes is as follows (in thousands):


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2000       1999
                                                   --------   -------
Net operating revenues from:
Transportation services:
 External customers revenues....................    $10,453   $ 7,768
 Intersegment revenues..........................      1,516     1,351
                                                    -------   -------
 Total transportation services..................     11,969     9,119
                                                    -------   -------

Technical environmental services:
 External customers revenues....................      7,085     7,705
 Intersegment revenues..........................         25        32
                                                    -------   -------
 Total technical environmental services.........      7,110     7,737
                                                    -------   -------

Waste disposal brokerage and management:
 External customers revenues....................      3,615     3,831
 Intersegment revenues..........................      1,860       853
                                                    -------   -------
 Total waste disposal brokerage and management
  services......................................      5,475     4,684
                                                    -------   -------

Other businesses:
 External customers revenues....................         99       190
 Intersegment revenues..........................         79        75
                                                    -------   -------
 Total other businesses.........................        178       265
                                                    -------   -------
 Segment operating revenues.....................     24,732    21,805
 Intersegment eliminations......................     (3,480)   (2,311)
                                                    -------   -------
 Total net operating revenues...................    $21,252   $19,494
                                                    -------   -------

Income (loss) before taxes:
 Transportation services........................    $    76   $   328
 Technical environmental services...............        185       387
 Waste disposal brokerage and management
  services......................................        301       324
 Other businesses...............................       (180)     (252)
                                                    -------   -------
 Segment income before taxes....................        382       787
 Corporate interest income......................        234       233
 Corporate other expense, net...................         11        (1)
 General corporate expenses.....................       (901)     (906)
                                                    -------   -------
 Income (loss) before taxes.....................    $  (274)  $   113
                                                    -------   -------



                                                 Three Months Ended
                                                      March 31
                                                 -----------------
                                                  2000      1999
                                                 -------   -------

Interest income:
 Transportation services..................       $    12   $     9
 Technical environmental services.........             5        11
 Waste disposal brokerage and management
  services................................             8        12
 Other business...........................             1         2
 Corporate................................           234       233
                                                 -------   -------
   Total..................................       $   260   $   267
                                                 -------   -------





                                                 March 31,  December 31,
                                                   2000        1999
                                                ---------   ------------
Identifiable assets:
 Transportation services..................       $16,606       $15,653
 Technical environmental services.........        19,119        16,652
 Waste disposal brokerage and management
  services................................         5,344         4,358
 Other businesses.........................         8,212         8,257
 Corporate................................        27,364        28,793
                                                 -------       -------
   Sub Total..............................        76,645        73,713
 Elimination of Intersegment Receivables..        (9,533)       (7,309)
                                                 -------       -------
   Total..................................       $67,112       $66,404
                                                 =======       =======


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

Liquidity and Capital Resources
-------------------------------

For the first three months of 2000, the Company utilized existing cash to fund capital expenditures and meet operating needs.

During the first three months of 2000, capital spending for Avalon totaled $1.4 million which was principally related to the purchase of equipment for the transportation and technical environmental services operations. Avalon's capital spending in 2000 is expected to be in the range of $4 million to $6 million which will relate principally to capital improvements to the golf course and acquiring additional transportation equipment.

On August 2, 1999, the Company closed the golf course to begin capital improvements which are expected to be in the range of $3.5 million to $4 million. In addition to the capital improvements to the golf course, the Company anticipates capital expenditures of approximately $1 million for improvements to golf course related facilities. During 1999, golf course related capital expenditures were $2.4 million. The timing of expenditures is subject, among other things, to weather conditions. The Company expects the golf course to resume operations during the third quarter of 2000.

Working capital decreased to $26.2 million at March 31, 2000 compared with $27 million at December 31, 1999. The decrease is primarily the result of utilizing existing cash for capital expenditures.

The increase in Accounts receivable at March 31, 2000 compared with December 31, 1999 is primarily due to significant net operating revenues of the remediation business and transportation operations during March 2000, the last month of the first quarter.

The increase in Accounts Payable is primarily due to an increase in accounts payable of the waste disposal brokerage and management operations and the transportation brokerage and management operations as a result of significant subcontractor costs incurred during March 2000, the last month of the first quarter.

The decrease in Accrued payroll and other compensation at March 31, 2000 compared with December 31, 1999 is primarily the result of the payment of accrued performance-based compensation.

The increase in other current liabilities is primarily attributed to an accrual for a portion of the Company contribution to the Company's defined contributions profit sharing plan for the year 2000. Such plan is a qualified deferred benefit plan under section 401(k) of the Internal Revenue Code.

Management believes that cash provided from operations, the availability of working capital, as well as the Company's ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Currently, the Company is not aggressively pursuing potential acquisition candidates but will continue to consider acquisitions that make economic sense. While the Company has not entered into any pending agreements for acquisitions, it may do so at any time. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2000 increased to $21.3 million compared with $19.5 million in the prior year's first quarter. Cost of operations increased to $19.1 million in the first quarter of 2000 compared with $17.1 million in the prior year quarter. The Company recorded a net loss of $137,000 or a loss of $.04 per share for the first quarter of 2000 compared with net income of $66,000 or $.02 per share for the first quarter of 1999.

Performance in the First Quarter of 2000 compared with the First Quarter of 1999

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment increased to $12 million in the first quarter of 2000 compared with $9.1 million in the first quarter of the prior year. The increase in net operating revenues is primarily attributable to an increase in the level of business of the transportation brokerage operations and to a lesser extent an increase in the transportation of municipal solid waste. Despite the increase in net operating revenues, income before taxes of the transportation services segment declined to $.1 million for the first quarter of 2000 compared with $.3 million for the first quarter of 1999 primarily as a result of a significant increase in fuel expense due to higher fuel prices and increased employee related expenses.

Net operating revenues of the technical environmental services segment decreased to $7.1 million in the first quarter of 2000 compared with $7.7 million in the first quarter of the prior year. The decrease in net operating revenues was primarily the result of a decrease in net operating revenues of the engineering and consulting business. The technical environmental services segment recorded income before taxes of $.2 million in the first quarter of 2000 compared with income before taxes of $.4 million in the first quarter of 1999. The decrease in income before taxes is primarily the result of a decrease in the level of services provided by the engineering and consulting business and higher costs of various expenses of the laboratory operations which resulted in both operations incurring a loss before income taxes in the first quarter of 2000 compared with income before taxes in the prior year quarter. Such decrease was partially offset by an increase in income before taxes of the remediation business resulting from improved operating margins.

Net operating revenues of the waste disposal brokerage and management services segment increased to $5.5 million in the first quarter of 2000 compared with $4.7 million in the first quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.3 million in
the first quarter of 2000 and the first quarter of the prior year.   Despite the
increase in net operating revenues, income before taxes did not increase, because of increased selling and administrative expenses.

The Company's other businesses consist primarily of the operation of a public golf course and related operations. During the third quarter of 1999, the Company closed the golf course to make significant capital improvements to the course and related facilities. Net operating revenues for the other businesses decreased to $.2 million for the first three months of 2000 compared with $.3
million for the first three months of 1999.   The other businesses incurred a
loss before taxes of $.2 million for the first three months of 2000 compared with a loss before taxes of $.3 million in the first three months of the prior year. The Company expects the golf course to resume operations during the third quarter of 2000.

Interest income

Interest income decreased to $260,000 in the first quarter of 2000 compared with $267,000 in the first quarter of 1999 primarily due to a decline in the average amount of cash and cash equivalents during the first quarter of 2000 compared with the prior year quarter, partially offset by an increase in investment rates.

General corporate expenses

General corporate expenses were $.9 million in both the first quarter of 2000 and the first quarter of 1999.

Net income

The Company recorded a net loss of $137,000 in the first quarter of 2000 compared with net income of $66,000 in the first quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 50% in the first quarter of 2000 compared to 41.6% in the prior year's first quarter. The effective tax rate is higher than statutory rates primarily due to state income taxes, the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.

Trends and Uncertainties

In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.

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

As in the case with any transportation company, an increase in fuel prices may subject the Company's transportation operations to increased operating expenses, which the Company, in light of competitive market conditions, may not be able to pass on to its customers. During the first quarter and continuing into the second quarter of 2000, the Company's transportation operations experienced significant increases in fuel prices, some of which the Company has not and will not be able to pass on to its customers.

Competitive pressures within the environmental industry continue to impact the financial performance of the Company's transportation services, technical environmental services and waste disposal brokerage and management services. A decline in the rates which customers are willing to pay for its services could adversely impact the future financial performance of the Company.

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

Currently, a 10% change in interest rates would have an immaterial effect on the Company's income before taxes for the next fiscal year. The Company currently has no debt outstanding and invests in short-term money market funds and other short-term obligations.

Accounting Pronouncements

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 2000. While the Company has not yet determined the effects the Statement will have on its financial position or results of its operations, it does not anticipate a material impact.

                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility and the extent of any ultimate liability of any of the Company's subsidiaries is unknown. During the fourth quarter of 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs under the Participation Agreement was approximately $73,000. The Company paid $54,000 in the fourth quarter of 1999 and the remaining $19,000 is included in the March 31, 2000 Condensed Consolidated Balance Sheet under the caption "Other liabilities and accrued expenses."

The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently estimated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $139,000, $120,000 of which is included in the March 31, 2000 Condensed Consolidated Balance Sheet
under the caption "Other noncurrent liabilities."    The Company's ultimate
liability is expected to be determined during the year 2000.

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to the environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate , would have a material adverse effect on it.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 28, 2000; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

                                     AVALON HOLDINGS CORPORATION
                                     (Registrant)



Date:    May 11, 2000             By:     /s/ Timothy C. Coxson
     ------------------------        ----------------------------------
                                  Timothy C. Coxson, Chief Financial Officer and
                                  Treasurer (Principal Financial and Accounting
                                  Officer and Duly Authorized Officer)