Form 10-Q
period 2000-06-30
AVALON HOLDINGS CORP
filed 2000-08-14
CIK 1061069

                                      2000
===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                       __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to __________

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of August 7, 2000.

===============================================================================

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 2000 and 1999 (Unaudited)............................................               3

  Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited)
  and December 31, 1999......................................................................               4

  Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 2000 and 1999 (Unaudited)............................................               5

  Notes to Condensed Consolidated Financial Statements (Unaudited)...........................               6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................................              10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................................              17

  Item 2.  Changes in Securities and Use of Proceeds.........................................              17

  Item 3.  Defaults upon Senior Securities...................................................              17

  Item 4.  Submission of Matters to a Vote of Security Holders...............................              17

  Item 5.  Other Information.................................................................              18

  Item 6.  Exhibits and Reports on Form 8-K..................................................              18

SIGNATURE ...................................................................................              19

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                  ----------------------------        ----------------------------
                                                     2000               1999             2000               1999
                                                  ---------        -----------        ---------         ----------
Net operating revenues........................      $21,463            $19,542          $42,715            $39,036

Cost and expenses:
Cost of operations............................       19,470             16,677           38,551             33,819
Selling, general and administrative expense...        2,589              2,516            5,310              5,037
                                                    -------            -------          -------            -------

Income (loss) from operations.................         (596)               349           (1,146)               180

Other income (expense):
Interest income...............................          220                264              480                531
Other income, net.............................           --                 31               16                 46
                                                    -------            -------          -------            -------

Income (loss) before income taxes.............         (376)               644             (650)               757
Income tax expense (benefit)..................         (188)               279             (325)               326
                                                    -------            -------          -------            -------
Net income (loss).............................      $  (188)           $   365          $  (325)           $   431
                                                    =======            =======          =======            =======

Basic net income (loss) per share.............        $(.05)              $.10            $(.09)              $.11
                                                    =======            =======          =======            =======
Weighted average shares outstanding (Note 2)..        3,803              3,803            3,803              3,803
                                                    =======            =======          =======            =======




See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                      June 30,       December 31,
                                                                        2000            1999
                                                                      -------        -----------
                                                                    (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents......................................       $ 9,080       $18,726
 Short-term investments.........................................         4,703            --
 Accounts receivable, net.......................................        18,493        16,628
 Deferred income taxes..........................................           403           403
 Prepaid expenses and other current assets......................         1,757         1,981
                                                                       -------       -------
  Total current assets..........................................        34,436        37,738

Properties and equipment, less accumulated depreciation
 and amortization of $17,928 in 2000 and $16,644 in 1999........        29,001        26,165
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................         2,249         2,324
Other assets, net...............................................           176           177
                                                                       -------       -------
  Total assets..................................................       $65,862       $66,404
                                                                       =======       =======
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................       $ 6,266       $ 6,001
 Accrued payroll and other compensation.........................         1,241         1,833
 Accrued income taxes...........................................           223           618
 Other accrued taxes............................................           593           720
 Other liabilities and accrued expenses.........................         2,242         1,597
                                                                       -------       -------
  Total current liabilities.....................................        10,565        10,769

Deferred income taxes...........................................         1,341         1,354
Other noncurrent liabilities....................................           120           120

Shareholders' equity:
 Class A Common Stock, $.01 par value...........................            32            32
 Class B Common Stock, $.01 par value...........................             6             6
 Paid-in capital................................................        58,096        58,096
 Accumulated deficit............................................        (4,298)       (3,973)
                                                                       -------       -------
  Total shareholders' equity....................................        53,836        54,161
                                                                       -------       -------
  Total liabilities and shareholders' equity....................       $65,862       $66,404
                                                                       =======       =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                               ----------------
                                                                                               2000         1999
                                                                                               ----         ----
Operating activities:
   Net income (loss)....................................................................    $   (325)    $     431
   Reconciliation of net income (loss) to cash from operating activities:
       Depreciation and amortization....................................................       1,607         1,416
       Provision for deferred income taxes..............................................         (13)          (15)
       Provision for losses on accounts receivable......................................          72           104
       Loss (Gain) on disposal of property and equipment................................           3           (13)
       Changes in operating assets and liabilities
           Accounts receivable..........................................................      (1,937)       (1,236)
           Prepaid expenses and other current assets....................................         224           (96)
           Other assets.................................................................          (1)           (3)
           Accounts payable.............................................................         265           263
           Accrued payroll and other compensation.......................................        (592)          (86)
           Accrued income taxes.........................................................        (395)          130
           Other accrued taxes..........................................................        (127)         (125)
           Other liabilities and accrued expenses.......................................         645          (224)
                                                                                            --------     ---------
                Net cash provided by (used in) operating activities.....................        (574)          546
                                                                                            --------     ---------
Investing activities:
   Purchases and sales of short-term investments, net...................................      (4,703)            -
   Capital expenditures.................................................................      (4,402)       (1,696)
   Proceeds from sales of property and equipment........................................          33             -
                                                                                            --------     ---------
                Net cash used in investing activities...................................      (9,072)       (1,696)
                                                                                            --------     ---------
Decrease in cash and cash equivalents...................................................      (9,646)       (1,150)
Cash and cash equivalents at beginning of year..........................................      18,726        22,274
                                                                                            --------     ---------
Cash and cash equivalents at end of period..............................................    $  9,080     $  21,124
                                                                                            ========     =========

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2000 and 1999.

Note 3.  Short-Term Investments

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Trading securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of the Company's trading securities at June 30, 2000 was approximately $4.0 million. As of June 30, 2000 the unrealized gain on trading securities was approximately $11,000.

Securities investments that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. At June 30, 2000, the Company had no held-to-maturity securities. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. Available-for-sale securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of the Company's available-for-sale securities at June 30, 2000 was approximately $ .7 million. At June 30, 2000, the cost of available-for-sale securities approximated their fair value and therefore the Company had no unrealized gains or losses on these securities.


Note 4.  Comprehensive Income

The Company has no items that qualify as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income equals net income for all periods presented.

Note 5. Legal Matters

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility and the extent of any ultimate liability of any of the Company's subsidiaries is unknown. During the fourth quarter of 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs under the Participation Agreement was
approximately $71,000.   The Company paid $54,000 in the fourth quarter of 1999
and the remaining $17,000 is included in the June 30, 2000 Condensed Consolidated Balance Sheet under the caption "Other liabilities and accrued expenses." This amount was paid in the third quarter of 2000.

The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently estimated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $137,000, $120,000 of which is included in the June 30, 2000 Condensed Consolidated Balance Sheet
under the caption "Other noncurrent liabilities."    The Company's ultimate
liability is expected to be determined during the year 2000.

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.


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

                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                   ------------------     -----------------
                                                      2000      1999       2000       1999
                                                    -------   -------    -------    -------
Net operating revenues from:
Transportation services:
 External customers revenues....................    $10,456   $ 8,301    $20,909    $16,069
 Intersegment revenues..........................      1,649     1,094      3,165      2,445
                                                    -------   -------    -------    -------
 Total transportation services..................     12,105     9,395     24,074     18,514
                                                    -------   -------    -------    -------

Technical environmental services:
 External customers revenues....................      6,374     7,317     13,459     15,022
 Intersegment revenues..........................         20        36         45         68
                                                    -------   -------    -------    -------
 Total technical environmental services.........      6,394     7,353     13,504     15,090
                                                    -------   -------    -------    -------

Waste disposal brokerage and management:
 External customers revenues....................      4,441     2,993      8,056      6,824
 Intersegment revenues..........................        642       936      2,502      1,789
                                                    -------   -------    -------    -------
 Total waste disposal brokerage and management
  services......................................      5,083     3,929     10,558      8,613
                                                    -------   -------    -------    -------

Other businesses:
 External customers revenues....................        192       931        291      1,121
 Intersegment revenues..........................         57        97        136        172
                                                    -------   -------    -------    -------
 Total other businesses.........................        249     1,028        427      1,293
                                                    -------   -------    -------    -------

 Segment operating revenues.....................     23,831    21,705     48,563     43,510
 Intersegment eliminations......................     (2,368)   (2,163)    (5,848)    (4,474)
                                                    -------   -------    -------    -------
 Total net operating revenues...................    $21,463   $19,542    $42,715    $39,036
                                                    -------   -------    -------    -------


                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                              ------------------        -----------------
                                                2000      1999           2000       1999
                                              --------   -------       -------    -------
Income (loss) before taxes:
 Transportation services..................    $   142   $   396       $   218      $   724
 Technical environmental services.........        111       528           296          915
 Waste disposal brokerage and management
  services................................        314       221           615          545
 Other businesses.........................       (307)      233          (487)         (19)
                                             --------   -------       -------      -------
 Segment income before taxes..............        260     1,378           642        2,165

 Corporate interest income................        194       231           428          464
 Corporate other income, net..............          1         5            12            4
 General corporate expenses...............       (831)     (970)       (1,732)      (1,876)
                                             --------   -------       -------      -------
 Income (loss) before taxes...............   $   (376)  $   644       $  (650)     $   757
                                             --------   -------       -------      -------

Interest income:

 Transportation services..................   $     11   $     9       $    23      $    18
 Technical environmental services.........          7        10            12           21
 Waste disposal brokerage and management
  services................................          7        12            15           24
 Other businesses.........................          1         2             2            4
 Corporate................................        194       231           428          464
                                             --------   -------       -------      -------
     Total................................   $    220   $   264       $   480      $   531
                                             --------   -------       -------      -------

                                                   June 30,  December 31,
                                                     2000       1999
                                                   -------     -------
Identifiable assets:
 Transportation services........................   $ 16,403   $15,653
 Technical environmental services...............     17,161    16,652
 Waste disposal brokerage and management
  services......................................      4,200     4,358
 Other businesses...............................     10,602     8,257
 Corporate......................................     28,031    28,793
                                                   --------   -------
   Sub Total....................................     76,397    73,713
 Elimination of Intersegment Receivables........    (10,535)   (7,309)
                                                   --------   -------
   Total........................................   $ 65,862   $66,404
                                                   ========   =======

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


Liquidity and Capital Resources
-------------------------------

For the first six months of 2000, the Company utilized existing cash to fund capital expenditures and meet operating needs.

During the first six months of 2000, capital spending for Avalon totaled $4.4 million which was principally related to capital improvements to the golf course and to a lesser extent the purchase of equipment for the Company's transportation and technical environmental services operations. Avalon's capital spending in 2000 is expected to be in the range of $5 million to $7 million which will relate principally to capital improvements to the golf course, golf course related facilities and acquiring additional transportation equipment.

On August 2, 1999, the Company closed the golf course to begin capital improvements which are currently estimated to be in the range of $4.5 million to $5.5 million. In addition to the capital improvements to the golf course, the Company anticipates capital expenditures of approximately $1 million for improvements to golf course related facilities. During 1999 and the first six months of 2000, golf course and golf course related capital expenditures amounted to $ 4.4 million. The golf course resumed operations on a limited basis during the third quarter of 2000.

Working capital decreased to $23.9 million at June 30, 2000 compared with $27 million at December 31, 1999. The decrease is primarily the result of utilizing existing cash for capital expenditures.

The increase in Accounts receivable at June 30, 2000 compared with December 31, 1999 is primarily due to increased Accounts receivable of the transportation operations as a result of increased net operating revenue of the transportation brokerage operations during the second quarter of 2000.

The decrease in Accrued payroll and other compensation at June 30, 2000 compared with December 31, 1999 is primarily the result of a payment of accrued performance-based compensation during the first quarter of 2000.

The increase in Other liabilities and accrued expenses is primarily attributed to an accrual for a portion of the Company contribution to the Company's defined contributions profit sharing plan for the year 2000.

Such plan is a qualified deferred benefit plan under section 401(k) of the Internal Revenue Code. The accrual for the 1999 Company contribution of approximately $.6 million, included in Other liabilities and accrued expenses, will be paid in the third quarter of 2000.

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


Results of Operations

Overall performance

Net operating revenues in the second quarter of 2000 increased to $21.5 million compared with $19.5 million in the prior year's second quarter. Cost of operations increased to $19.5 million in the second quarter of 2000 compared with $16.7 million in the prior year quarter. The Company recorded a net loss of $188,000 or a loss of $.05 per share for the second quarter of 2000 compared with net income of $365,000 or $.10 per share for the second quarter of 1999. For the first six months of 2000, net operating revenues were $42.7 million compared with $39 million for the first six months of 1999. Cost of operations increased to $38.6 million for the first six months of 2000 compared with $33.8 million for the first six months of the prior year. During the first six months of 2000, the Company recorded a net loss of $325,000 or a loss of $.09 per share compared with net income of $431,000 or $.11 per share for the first six months of 1999.

Performance in the Second Quarter of 2000 compared with the Second Quarter of
1999

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment increased to $12.1 million in the second quarter of 2000 compared with $9.4 million in the second quarter of the prior year. The increase in net operating revenues is primarily attributable to an increase in the net operating revenues of transportation brokerage operations and an increase in the transportation of municipal solid waste. Income before taxes decreased significantly to $.1 million for the second quarter of 2000 compared with $.4 million for the second quarter of 1999 primarily as a result of increased fuel expense due to higher fuel prices and increased rental, depreciation and employee related expenses, partially offset by improved operating results of the transportation brokerage operations.

Net operating revenues of the technical environmental services segment decreased to $6.4 million in the second quarter of 2000 compared with $7.4 million in the second quarter of the prior year. The decrease in net operating revenues was primarily the result of a decrease in the level of remediation services provided. The technical environmental services segment recorded income before taxes of $.1 million in the second quarter of 2000 compared with income before taxes of $.5 million in the second quarter of 1999. The decrease in income before taxes is primarily the result of increased expenses of the laboratory operations which incurred a loss before taxes in the second quarter of 2000 compared with income before taxes in the prior year quarter and decreased income before taxes of the remediation services business resulting from a decrease in the level of services provided. The engineering and consulting business incurred a loss before taxes in both the second quarter of 2000 and 1999.

Net operating revenues of the waste disposal brokerage and management services segment increased to $5.1 million in the second quarter of 2000 compared with $3.9 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.3 million in the second quarter of 2000 compared with $.2 million in the second quarter of 1999. Despite the increase in net operating revenues, income before taxes did not increase significantly because of higher selling and administrative expenses.

The Company's other businesses consist of the operation of a public golf course and related operations. During the third quarter of 1999, the Company closed the golf course to make significant capital improvements to the course and related facilities. As a result, net operating revenues for the other businesses decreased to $.2 million for the second quarter of 2000 compared with $1 million for the second quarter of 1999. The other businesses incurred a loss before taxes of $.3 million for the second quarter of 2000 compared with income before taxes of $.2 million for the second quarter of the prior year. The golf course resumed operations on a limited basis during the third quarter of 2000.


Interest income

Interest income decreased to $220,000 in the second quarter of 2000 compared with $264,000 in the second quarter of 1999 primarily due to the decline in the average amount of cash and cash equivalents during the second quarter of 2000 compared with the prior year quarter, partially offset by an increase in investment rates.

General corporate expenses

General corporate expenses decreased to $.8 million in the second quarter of
2000 compared with $1 million in the second quarter of the prior year.   Such
decrease is primarily the result of lower performance based compensation expense.

Net income

The Company incurred a net loss of $188,000 in the second quarter of 2000 compared with net income of $365,000 in the second quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 50% in the second quarter of 2000 compared with 43.3% in the prior year's second quarter. The effective tax rate for the current and prior year period is higher than the federal statutory rates due to state income taxes, the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.



Performance in the First Six Months of 2000 compared with the First Six Months of 1999

Segment performance

Net operating revenues of the transportation services segment increased to $24.1 million for the first six months of 2000 compared with $18.5 million for the first six months of the prior year. The increase is primarily attributable to an increase in the net operating revenues of the transportation brokerage operations and an increase in the transportation of municipal solid waste. Income before taxes of the transportation services segment decreased to $.2 million for the first six months of 2000 compared with $.7 million for the first six months of the prior year. The decrease is primarily the result of increased fuel expense due to higher fuel prices and increased rental, depreciation and employee related expenses, partially offset by improved operating results of the transportation brokerage operations.

Net operating revenues of the technical environmental services segment decreased to $13.5 million in the first six months of 2000 compared with $15.1 million in the first six months of 1999. The decrease is primarily attributable to a decrease in net operating revenues of remediation services and engineering and consulting services. Income before taxes for the first six months of 2000 decreased to $.3 million compared with $.9 million for the first six months of the prior year. The decrease is primarily the result of a decrease in the level of services provided by the remediation, engineering and consulting business and increased expenses of the laboratory operations. The laboratory operations and the engineering and consulting business both incurred losses before taxes for the first six months of 2000 compared with income before taxes for the first six months of the prior year.

Net operating revenues of the waste disposal brokerage and management services segment increased to $10.6 million in the first six months of 2000 compared with $8.6 million in the first six months of 1999. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes increased to $.6 million for the first six months of 2000 compared with $.5 million for the first six months of the prior year. Despite the increase in net operating revenues, income before taxes did not increase significantly because of higher selling and administrative expenses.

The Company's other businesses consist of the operation of a public golf course and related operations. During the third quarter of 1999, the Company closed the golf course to make significant capital improvements to the course and related facilities. As a result, net operating revenues for the other businesses decreased to $.4 million for the first six months of 2000 compared with $1.3 million for the first six months of 1999. The other businesses incurred a loss before taxes of $.5 million for the first six months of 2000 compared with a loss before taxes of $19,000 in the first six months of the prior year. The golf course resumed operations on a limited basis during the third quarter of 2000.

Interest Income

Interest income decreased to $480,000 for the first six months of 2000 compared with $531,000 for the first six months of the prior year, primarily due to a decline in the average amount of cash and cash equivalents during the first six months of 2000 compared with the first six months of the prior year, partially offset by an increase in investment rates.


General Corporate Expenses

General corporate expenses decreased to $1.7 million in the first six months of 2000 compared with $1.9 million for the first six months of the prior year. Such decrease is primarily the result of lower performance based compensation expense.

Net Income

The Company recorded a net loss of $.3 million in the first six months of 2000 compared with net income of $.4 million in the first six months of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 50% in the first six months of 2000 compared with 43% in the first six months of the prior year. The effective tax rate for the current and prior year period is higher than the federal statutory rates due to state income taxes, the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.


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

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A significant portion of the Company's transportation and disposal brokerage and management revenues is derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on the Company.

As in the case with any transportation company, an increase in fuel prices may subject the Company's transportation operations to increased operating expenses, which the Company, in light of competitive market conditions, may not be able to pass on to its customers. During the first six months and continuing into the third quarter of 2000, the Company's transportation operations experienced significant increases in fuel prices, some of which the Company has not and will not be able to pass on to its customers.

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

As a result of the significant capital improvements to the golf course, the green fees charged customers to play a round of golf will be increased substantially. Although the Company believes that the capital improvements made to the golf course justify the increased green fees and will result in increased net operating revenues and increased income before taxes, there can be no assurance as to when such increases will be attained.

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

Currently, a 10% change in interest rates would have an immaterial effect on the Company's income before taxes for the next fiscal year. The Company currently has no debt outstanding and invests in short-term money market funds and other short and long term obligations.

Accounting Pronouncements

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not purchase or hold any derivative financial instruments and, as such, the Company does not anticipate this Statement to have any impact on its financial position or results of operations.

                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility and the extent of any ultimate liability of any of the Company's subsidiaries is unknown. During the fourth quarter of 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs under the Participation Agreement was approximately $71,000. The Company paid $54,000 in the fourth quarter of 1999 and the remaining $17,000 is included in the June 30, 2000 Condensed Consolidated Balance Sheet under the caption "Other liabilities and accrued
expenses."   This amount was paid in the third quarter of 2000.

The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently estimated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $137,000, $120,000 of which is included in the June 30, 2000 Condensed Consolidated Balance Sheet
under the caption "Other noncurrent liabilities."    The Company's ultimate
liability is expected to be determined during the year 2000.

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.

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

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date:  August 11, 2000         By:            /s/ Timothy C. Coxson
    -------------------           ----------------------------------------------
                                  Timothy C. Coxson, Chief Financial Officer and
                                  Treasurer (Principal Financial and Accounting
                                  Officer and Duly Authorized Officer)