Form 10-Q
period 2000-09-30
AVALON HOLDINGS CORP
filed 2000-11-13
CIK 1061069

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

               For the quarterly period ended September 30, 2000

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of November 6, 2000.

============================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                                                      Page
                                                                                                      ----


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 2000 and 1999 (Unaudited)............................................      3

  Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited)
  and December 31, 1999...........................................................................      4

  Condensed Consolidated Statements of Cash Flows for
   the Nine Months Ended September 30, 2000 and 1999 (Unaudited)..................................      5

  Notes to Condensed Consolidated Financial Statements (Unaudited)................................      6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................................     11


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings......................................................................     18

  Item 2.  Changes in Securities and Use of Proceeds..............................................     18

  Item 3.  Defaults upon Senior Securities........................................................     18

  Item 4.  Submission of Matters to a Vote of Security Holders....................................     18

  Item 5.  Other Information......................................................................     18

  Item 6.  Exhibits and Reports on Form 8-K.......................................................     18

SIGNATURE.........................................................................................     19

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                              --------------------------------     --------------------------------
                                                   2000               1999              2000               1999
                                              -------------      -------------     -------------     --------------
Net operating revenues........................      $21,968            $21,513           $64,683            $60,549

Cost and expenses:
Cost of operations............................       19,766             17,499            58,317             51,318
Selling, general and administrative expense...        2,714              3,142             8,024              8,179
                                                    -------            -------           -------            -------

Income (loss) from operations.................         (512)               872            (1,658)             1,052

Other income (expense):
Interest income...............................          220                276               700                807
Other income (expense), net...................          217                (75)              233                (29)
                                                    -------            -------           -------            -------

Income (loss) before income taxes.............          (75)             1,073              (725)             1,830
Income tax expense (benefit)..................           93                461              (232)               787
                                                    -------            -------           -------            -------
Net income (loss).............................      $  (168)           $   612           $  (493)           $ 1,043
                                                    -------            =======           -------            =======

Basic net income (loss) per share.............      $  (.04)              $.16           $  (.13)           $  . 27
                                                    =======            =======           =======            =======
Weighted average shares outstanding (Note 2)..        3,803              3,803             3,803              3,803
                                                    =======            =======           =======            =======




See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                  September 30,  December 31,
                                                                       2000          1999
                                                                  -------------  ------------
                                                                   (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents......................................       $10,630      $18,726
 Short-term investments.........................................         1,483           --
 Accounts receivable, net.......................................        18,010       16,628
 Deferred income taxes..........................................           403          403
 Prepaid expenses and other current assets......................         2,620        1,981
                                                                       -------      -------
  Total current assets..........................................        33,146       37,738

Properties and equipment, less accumulated depreciation
 and amortization of $17,535 in 2000 and $16,644 in 1999........        30,976       26,165
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................         2,212        2,324
Other assets, net...............................................           178          177
                                                                       -------      -------
  Total assets..................................................       $66,512      $66,404
                                                                       =======      =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................       $ 7,821      $ 6,001
 Accrued payroll and other compensation.........................         1,284        1,833
 Accrued income taxes...........................................           313          618
 Other accrued taxes............................................           319          720
 Other liabilities and accrued expenses.........................         1,653        1,597
                                                                       -------      -------
  Total current liabilities.....................................        11,390       10,769

Deferred income taxes...........................................         1,334        1,354
Other noncurrent liabilities....................................           120          120

Shareholders' equity:
 Class A Common Stock, $.01 par value...........................            32           32
 Class B Common Stock, $.01 par value...........................             6            6
 Paid-in capital................................................        58,096       58,096
 Accumulated deficit............................................        (4,466)      (3,973)
                                                                       -------      -------
  Total shareholders' equity....................................        53,668       54,161
                                                                       -------      -------
  Total liabilities and shareholders' equity....................       $66,512      $66,404
                                                                       =======      =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      -----------------
                                                                                        2000       1999
                                                                                      -------    -------
Operating activities:
 Net income (loss).................................................................   $  (493)   $ 1,043
 Reconciliation of net income (loss)  to cash from operating activities:
   Depreciation and amortization...................................................     2,407      2,146
   Provision for deferred income taxes.............................................       (20)       (22)
   Provision for losses on accounts receivable.....................................       130        188
   (Gain) loss on sales and disposal of property and equipment.....................      (106)       134
   Changes in assets and liabilities...............................................
      Accounts receivable..........................................................    (1,512)    (1,866)
      Prepaid expenses and other current assets....................................      (639)      (826)
      Other assets.................................................................        (4)        (6)
      Accounts payable.............................................................       936        119
      Accrued payroll and other compensation........................................     (549)       530
      Accrued income taxes.........................................................      (305)       519
      Other accrued taxes..........................................................      (401)      (133)
      Other liabilities and accrued expenses.........................................      56       (768)
      Other noncurrent liabilities.................................................        --       (445)
                                                                                       -------   -------
              Net cash provided (used) by operating activities.....................      (500)       613
                                                                                       -------   -------

Investing activities:
  Purchases and sales of short-term investments, net...............................     (1,483)       --
  Capital expenditures.............................................................     (6,391)   (2,830)
  Proceeds from sales of property and equipment....................................        278       145
                                                                                       -------   -------
              Net cash used by investing activities................................     (7,596)   (2,685)
                                                                                       -------   -------

Decrease in cash and cash equivalents..............................................     (8,096)   (2,072)
Cash and cash equivalents at beginning of year.....................................     18,726    22,274
                                                                                       -------   -------
Cash and cash equivalents at end of period.........................................    $10,630   $20,202
                                                                                       =======   =======


Noncash investing activities:
  Capital expenditures of $884 are included in Accounts Payable at September 30, 2000.



See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2000 and 1999.

Note 3.  Short-Term Investments

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Trading securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of the Company's trading securities at September 30, 2000 was approximately $1.2 million. As of September 30, 2000 the unrealized gain on trading securities was approximately $11,000.

Securities investments that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. At September 30, 2000, the Company had no held-to-maturity securities. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. Available-for-sale securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of the Company's available-for-sale securities at September 30, 2000 was approximately
$ .3 million.    At September 30, 2000, the cost of available-for-sale
securities approximated their fair value and therefore the Company had no unrealized gains or losses on these securities.

Note 4.  Comprehensive Income

The Company has no items that qualify as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income (loss) equals net income (loss) for all periods presented.

Note 5.  Income Taxes

The provision for the income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as a result of state income taxes, net of federal income tax benefits, the nondeductibility of the amortization of costs in excess of fair market value of net assets of acquired businesses, and other nondeductible items. The income tax expense for the third quarter of 2000 includes an adjustment to reflect the effect of the aforementioned nondeductible items on estimated taxable income (loss) of the Company for the year ended December 31, 2000.

Note 6. Legal Matters

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility and the extent of any ultimate liability of any of the Company's subsidiaries is unknown. During the fourth quarter of 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs under the Participation Agreement was
approximately $71,000.   The Company paid $54,000 in the fourth quarter of 1999
and the remaining $17,000 was paid in the third quarter of 2000.

The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently estimated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $120,000 which is included in the September 30, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities."

In the ordinary course of conducting its business, the Company also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.

Note 7.  Business Segment Information.

For business segment information, the Company considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, the Company's reportable segments include transportation services, technical environmental services, waste disposal brokerage and management services, and golf and related operations.

As a result of the significant capital improvements to the golf course, the Company has reclassified the operations of the golf course and travel agency from other businesses into a separate segment, the golf and related operations segment. All prior periods have been restated to reflect this change.

The Company accounts for intersegment net operating revenue as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

The Company's primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste as well as general and bulk commodities. The technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation services and operates and manages a captive landfill for an industrial customer. The waste disposal brokerage and management services segment provides disposal brokerage and management services for both hazardous and nonhazardous waste. The golf and related operations segment includes the operation of a public golf course and travel agency. The Company does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

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


                                                   Three Months Ended    Nine Months Ended
                                                     September 30,         September 30,
                                                  --------------------  --------------------
                                                     2000       1999       2000       1999
                                                  ---------   -------    -------    -------
Net operating revenues from:
Transportation services:
 External customers revenues....................   $ 10,603   $ 9,387    $31,512    $25,456
 Intersegment revenues..........................      1,614     1,538      4,779      3,983
                                                   --------   -------    -------    -------
 Total transportation services..................     12,217    10,925     36,291     29,439
                                                   --------   -------    -------    -------

Technical environmental services:
 External customers revenues....................      7,324     7,778     20,783     22,800
 Intersegment revenues..........................         15        34         60        102
                                                   --------   -------    -------    -------
 Total technical environmental services.........      7,339     7,812     20,843     22,902
                                                   --------   -------    -------    -------

Waste disposal brokerage and management:
 External customers revenues....................      3,833     3,616     11,889     10,440
 Intersegment revenues..........................      1,687       972      4,189      2,761
                                                   --------   -------    -------    -------
 Total waste disposal brokerage and management
  services......................................      5,520     4,588     16,078     13,201
                                                   --------   -------    -------    -------

Golf and related operations:....................        203       347        416      1,051
 Intersegment revenues..........................         49        61        185        218
                                                   --------   -------    -------    -------
 Total golf and related operations..............        252       408        601      1,269
                                                   --------   -------    -------    -------

Other businesses:
 External customers revenues....................          5       385         83        802
 Intersegment revenues..........................         --        --         --         15
                                                   --------   -------    -------    -------
 Total other businesses.........................          5       385         83        817
                                                   --------   -------    -------    -------

 Segment operating revenues.....................     25,333    24,118     73,896     67,628
 Intersegment eliminations......................     (3,365)   (2,605)    (9,213)    (7,079)
                                                   --------   -------    -------    -------
 Total net operating revenues...................   $ 21,968   $21,513    $64,683    $60,549
                                                   --------   -------    -------    -------




                                             Three Months Ended              Nine Months Ended
                                               September 30,                   September  30,
                                            --------------------            ----------------------
                                               2000       1999                2000          1999
                                            ---------   -------             -------        -------
Income (loss) before taxes:
 Transportation services..................  $     627   $   967             $   845        $ 1,691
 Technical environmental services.........         92       806                 388          1,721
 Waste disposal brokerage and management
  services................................        439       541               1,054          1,086
 Golf and related operations..............       (378)     (149)               (759)           (33)
 Other businesses.........................        (84)        1                (190)          (134)
                                            ---------   -------             -------        -------
 Segment income before taxes..............        696     2,166               1,338          4,331

 Corporate interest income................        180       245                 608            709
 Corporate other income, net..............         18        (2)                 30              2
 General corporate expenses...............       (969)   (1,336)             (2,701)        (3,212)
                                            ---------   -------             -------        -------
 Income (loss) before taxes...............  $     (75)  $ 1,073             $  (725)       $ 1,830
                                            ---------   -------             -------        -------
Interest income:

 Transportation services..................  $      19   $    10             $    42        $    28
 Technical environmental services.........         10        10                  22             31
 Waste disposal brokerage and management
  services................................          9         8                  24             32
 Golf and related operations..............          2         3                   4              4
 Other businesses.........................         --        --                  --              3
 Corporate................................        180       245                 608            709
                                            ---------   -------             -------        -------
     Total................................  $     220   $   276             $   700        $   807
                                            ---------   -------             -------        -------





                                           September 30,       December 31,
                                                2000              1999
                                           ------------        ------------
Identifiable assets:
 Transportation services..................    $  15,874            $15,653
 Technical environmental services.........       17,577             16,652
 Waste disposal brokerage and management..
  services................................        5,088              4,358
 Golf and related operations..............       12,020              7,812
 Other businesses.........................          326                446
 Corporate................................       28,896             28,793
                                           ------------        ------------
   Sub Total..............................       79,781             73,714
 Elimination of Intersegment Receivables..     (13,269)            (7,310)
                                           ------------        ------------
   Total..................................    $  66,512            $66,404
                                           ============        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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


Liquidity and Capital Resources
-------------------------------

For the first nine months of 2000, the Company utilized existing cash to fund capital expenditures and meet operating needs.

During the first nine months of 2000, capital expenditures for the Company totaled $7.3 million which was principally related to capital improvements to the golf course and to a lesser extent the purchase of equipment for the Company's transportation and technical environmental services operations. The Company's total capital expenditures in 2000 are expected to be in the range of $7.5 million to $8 million which will relate principally to capital improvements to the golf course, golf course related facilities and acquiring additional transportation equipment.

On August 2, 1999, the Company closed the golf course to begin a significant capital improvement program. In addition to the capital improvements to the golf course, the Company initiated capital expenditures for improvements to golf course related facilities. During 1999 and the first nine months of 2000, golf course capital expenditures amounted to approximately $5.5 million and expenditures for golf course related facilities amounted to approximately $1 million. The golf course resumed operations on a limited basis during the third quarter of 2000.

Working capital decreased to $21.8 million at September 30, 2000 compared with $27 million at December 31, 1999. The decrease is primarily the result of utilizing existing cash for capital expenditures, partially offset by an increase in Accounts receivable.

The increase in Accounts receivable at September 30, 2000 compared with December 31, 1999 is primarily due to increased net operating revenues of the transportation and technical environmental services segments during the third quarter of 2000 compared with the fourth quarter of 1999.

The increase in Prepaid expenses and other current assets is primarily due to the renewal of the Company's insurance program in September 2000.

The decrease in Accrued payroll and other compensation at September 30, 2000 compared with December 31, 1999 is primarily the result of a payment made during the first quarter of 2000 for accrued performance-based compensation from 1999.

Management believes that cash provided from operations, the availability of working capital, as well as the Company's ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. The Company does not currently have a credit facility.

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


Results of Operations

Overall performance

Net operating revenues in the third quarter of 2000 increased to $22 million compared with $21.5 million in the prior year's third quarter. Cost of operations increased to $19.8 million in the third quarter of 2000 compared with $17.5 million in the prior year quarter. The Company recorded a net loss of $.2 million or a loss of $.04 per share for the third quarter of 2000 compared with net income of $.6 million or $.16 per share for the third quarter of 1999. For the first nine months of 2000, net operating revenues were $64.7 million compared with $60.5 million for the first nine months of 1999. Cost of operations increased to $58.3 million for the first nine months of 2000 compared with $51.3 million for the first nine months of the prior year. During the first nine months of 2000, the Company recorded a net loss of $.5 million or a loss of $.13 per share compared with net income of $1 million or $.27 per share for the first nine months of 1999.

Performance in the Third Quarter of 2000 compared with the Third Quarter of 1999

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment increased to $12.2 million in the third quarter of 2000 compared with $10.9 million in the third quarter of the prior year. The increase in net operating revenues is primarily attributable to an increase in the net operating revenues of transportation brokerage operations and an increase in the transportation of municipal solid waste partially offset by a decrease in the transportation of hazardous waste. Income before taxes decreased to $.6 million for the third quarter of 2000 compared with $1 million for the third quarter of 1999 primarily as a result of increased costs of operations resulting from higher fuel prices and increased rental, depreciation and employee related expenses partially offset by a decrease in accrued highway fuel tax expense as a result of a successful audit appeal.

Net operating revenues of the technical environmental services segment decreased to $7.3 million in the third quarter of 2000 compared with $7.8 million in the third quarter of the prior year. The decrease in net operating revenues was primarily the result of a decrease in the level of consulting, engineering and laboratory services provided partially offset by increased net operating revenues of the remediation business. A significant portion of the net operating revenues of the engineering and consulting and remediation business is related to work performed by subcontractors, for which the Company invoices its customers with little or no markup. The technical environmental services segment recorded income before taxes of $.1 million in the third quarter of 2000 compared with income before taxes of $.8 million in the third quarter of 1999. The decrease in income before taxes is primarily the result of increased expenses coupled with decreased net operating revenues of the laboratory operations and decreased income before taxes of the engineering and consulting and remediation services business resulting from lower net operating revenues relating to work not performed by subcontractors. The engineering and consulting business and laboratory operations both incurred a loss before taxes in the third quarter of 2000 compared with income before taxes in the third quarter of the prior year.

Net operating revenues of the waste disposal brokerage and management services segment increased to $5.5 million in the third quarter of 2000 compared with $4.6 million in the third quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.4 million in the third quarter of 2000 compared with $.5 million in the third quarter of 1999. Despite the increase in net operating revenues, income before taxes decreased because of higher selling and administrative expenses.

The Company's golf and related operations segment consists of the operation of a public golf course and travel agency. During the third quarter of 1999, the Company closed the golf course to make significant capital improvements to the course and related facilities. The golf course resumed operations on a limited basis during the third quarter of 2000. Net operating revenues for the golf and related operations segment decreased to $.3 million for the third quarter of 2000 compared with $.4 million for the third quarter of 1999 primarily as a result of decreased golf course revenues. The golf and related operations segment incurred a loss before taxes of $.4 million for the third quarter of 2000 compared with a loss before taxes of $.1 million for the third quarter of the prior year primarily as a result of decreased net operating revenues and increased expenses associated with the newly renovated golf course. Net operating revenues and results of operations of the travel agency were relatively unchanged from the third quarter of the prior year.

Interest income

Interest income decreased to $.2 million in the third quarter of 2000 compared with $.3 million in the third quarter of 1999 primarily due to the decline in the average amount of cash and cash equivalents during the third quarter of 2000 compared with the prior year quarter, partially offset by an increase in investment rates.

General corporate expenses

General corporate expenses decreased to $1 million in the third quarter of 2000
compared with $1.3 million in the third quarter of the prior year.   Such
decrease is primarily the result of lower performance based compensation expense.

Net income

The Company incurred a net loss of $.2 million in the third quarter of 2000 compared with net income of $.6 million in the third quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was substantially higher in the third quarter of 2000 compared with the prior year's third quarter primarily as a result of significantly lower income before taxes. The effective tax rate for the current and prior year period is higher than the federal statutory rates due to state income taxes, the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses. The income tax expense for the third quarter of 2000 includes an adjustment to reflect the effect of the aforementioned nondeductible items on estimated taxable income
(loss) of the Company for the year ended December 31,  2000.

Performance in the First Nine Months of 2000 compared with the First Nine Months of 1999

Segment performance

Net operating revenues of the transportation services segment increased to $36.3 million for the first nine months of 2000 compared with $29.4 million for the first nine months of the prior year. The increase is primarily attributable to an increase in the net operating revenues of the transportation brokerage operations and an increase in the transportation of municipal solid waste
partially offset by decreased transportation of hazardous waste.   Income before
taxes of the transportation services segment decreased to $.8 million for the first nine months of 2000 compared with $1.7 million for the first nine months of the prior year. The decrease is primarily the result of increased costs of operations resulting from higher fuel prices and increased rental, depreciation and employee related expenses, partially offset by improved operating results of the transportation brokerage operations and a decrease in accrued highway fuel tax expense as a result of a successful audit appeal.

Net operating revenues of the technical environmental services segment decreased to $20.8 million in the first nine months of 2000 compared with $22.9 million in the first nine months of 1999. The decrease is primarily attributable to a decrease in net operating revenues of remediation services and engineering and consulting services. Income before taxes for the first nine months of 2000 decreased to $.4 million compared with $1.7 million for the first nine months of the prior year. The decrease is primarily the result of a decrease in the level of services provided by the remediation, engineering and consulting business and increased expenses of the laboratory operations. The laboratory operations and the engineering and consulting business both incurred losses before taxes for the first nine months of 2000 compared with income before taxes for the first nine months of the prior year.

Net operating revenues of the waste disposal brokerage and management services segment increased to $16.1 million in the first nine months of 2000 compared with $13.2 million in the first nine months of 1999. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Income before taxes was $1.1 million for the first nine months of 2000 and 1999. Despite the increase in net operating revenues, income before taxes did not increase because of higher selling and administrative expenses.

The Company's golf and related operations segment consists of the operation of a public golf course and travel agency. During the third quarter of 1999, the Company closed the golf course to make significant capital improvements to the
course and related facilities.   The golf course resumed operations on a limited
basis during the third quarter of 2000. Net operating revenues for the golf and related operations segment decreased to $.6 million for the first nine months of 2000 compared with $1.3 million for the first nine months of 1999 primarily as a result of deceased golf revenues. The golf and related operations segment incurred a loss before taxes of $.8 million for the first nine months of 2000 compared with a loss before taxes of $33,000 in the first nine months of the prior year primarily as a result of decreased net operating revenues and increased expenses associated with the newly renovated golf course. Net operating revenues and results of operations of the travel agency were relatively unchanged from the first nine months of the prior year period.

Interest Income

Interest income decreased to $.7 million for the first nine months of 2000 compared with $.8 million for the first nine months of the prior year, primarily due to a decline in the average amount of cash and cash equivalents during the first nine months of 2000 compared with the first nine months of the prior year, partially offset by an increase in investment rates.


General Corporate Expenses

General corporate expenses decreased to $2.7 million in the first nine months of 2000 compared with $3.2 million for the first nine months of the prior year. Such decrease is primarily the result of lower performance based compensation expense.

Net Income

The Company incurred a net loss of $.5 million in the first nine months of 2000 compared with net income of $1 million in the first nine months of the prior year. The Company's effective tax rate, including the effect of state income tax provisions, was 32% for the first nine months of 2000. The effective tax rate for this first nine months of 2000 was significantly impacted by the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses. The effective tax rate of 43% for the prior year period is higher than the federal statutory rates due to state income taxes, the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.

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

As in the case with any transportation company, an increase in fuel prices will subject the Company's transportation operations to increased operating expenses, which the Company, in light of competitive market conditions, may not be able to pass on to its customers. During the first nine months and continuing into the fourth quarter of 2000, the Company's transportation operations experienced significant increases in fuel prices, some of which the Company has not and will not be able to pass on to its customers.

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

As a result of the significant capital improvements to the golf course, the green fees charged customers to play a round of golf have been increased substantially. Although the Company believes that the capital improvements made to the golf course justify the increased green fees and will result in increased net operating revenues and increased income before taxes, there can be no assurance as to when such increases will be attained.

The Company's golf course is located in Warren, Ohio and is significantly dependent upon weather conditions during the golf season. Additionally, the Company's operations are somewhat seasonal in nature because a significant portion of the operations are performed primarily in selected northeastern and midwestern states. As a result, the company's financial performance could be adversely affected by winter weather conditions.


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

                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility and the extent of any ultimate liability of any of the Company's subsidiaries is unknown. During the fourth quarter of 1999, the Company became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of the site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. The Company's total liability for the allocated costs under the Participation Agreement was approximately $71,000. The Company paid $54,000 in the fourth quarter of 1999 and the remaining $17,000 was paid in the third quarter of 2000.

The additional unallocated site remediation costs are currently estimated to be approximately $3 million. The extent of any ultimate liability of any of the Company's subsidiaries with respect to these additional costs is unknown; however, the Company's allocable share of these site costs is currently estimated to be 4%. As a result, the Company's total accrued liability relating to the remediation of this site on an undiscounted basis is $120,000 which is included in the September 30, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities."

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

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date:  November 10, 2000      By:            /s/ Timothy C. Coxson
    ---------------------        ----------------------------------
                              Timothy C. Coxson, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)