Form 10-K405
period 2000-12-31
AVALON HOLDINGS CORP
filed 2001-03-22
CIK 1061069

                                      2000
================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ______________________________

                                   FORM 10-K

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 2000

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 for the transition
                      period from _________ to _________

                        Commission File Number 1-14105
                       ________________________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No _____
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 9, 2001 was $10.3 million. Assuming that the market value of Avalon Holdings Corporation's Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 9, 2001 was approximately $4,900. The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of March 2, 2001.

                      Documents Incorporated by Reference

1. Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2000 (Parts I and II of Form 10-K).
2. Portions of the Avalon Holdings Corporation Proxy Statement dated March 22, 2001 (Part III of Form 10-K).

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

                       _________________________________

                               TABLE OF CONTENTS

Part I                                                                      Page
                                                                            ----
 Item 1.  Business.........................................................   1
 Item 2.  Properties.......................................................   6
 Item 3.  Legal Proceedings................................................   6
 Item 4.  Submission of Matters to a Vote of Security Holders..............   7


Part II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters..............................................   8
 Item 6.  Selected Financial Data..........................................   8
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   8
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   8
 Item 8.  Financial Statements and Supplementary Data......................   8
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................   8


Part III

 Item 10. Directors and Executive Officers of the Registrant...............   9
 Item 11. Executive Compensation...........................................  10
 Item 12. Security Ownership of Certain Beneficial Owners and Management...  10
 Item 13. Certain Relationships and Related Transactions...................  10


Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  11


Signatures.................................................................  13

                      Note on Incorporation by Reference


Throughout this report various information and data are incorporated by reference from Avalon's 2000 Annual Report to Shareholders (hereinafter referred to as the "Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

  In January 1990, AWS acquired Avalon's transportation companies: DartAmericA, Inc. and its subsidiaries which provide hazardous and nonhazardous waste transportation, transportation of general and bulk commodities, and transportation brokerage and management services; and Envirco Transportation Management, Inc., a waste transportation brokerage and management business. These companies became subsidiaries of Avalon as a result of the Spin-off.

  In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon's 26,000 square foot office building to serve as its corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. ("ALGI") acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole public golf course adjacent to the office property. ALGI became a subsidiary of Avalon as a result of the Spin-off.

  In October 1990, AWS acquired Avalon's environmental consulting, laboratory and remediation companies: Earth Sciences Consultants, Inc., Antech Ltd., and AWS Remediation, Inc. These technical environmental services firms are referred to collectively as the "Earth Sciences Companies." The Earth Science Companies became subsidiaries of Avalon as a result of the Spin-off.

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

Business Segments Information
-----------------------------

  Avalon's business segments are transportation services, technical environmental services, waste disposal brokerage and management services, and golf and related operations. The transportation services, technical environmental services and waste disposal brokerage and management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets and are therefore somewhat seasonal in nature. Avalon's transportation services segment provides transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities and the brokerage and management of transportation services. For the years 2000, 1999 and 1998, the net operating revenues of the transportation services segment represented approximately 48%, 45% and 46%, respectively, of Avalon's total segments' net operating revenues. Avalon's technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation and captive landfill management services. For the years 2000, 1999 and 1998, the net operating revenues of the technical environmental services segment represented approximately 28%, 32% and 31%, respectively, of Avalon's total segments' net operating revenues. Avalon's waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services. For the years 2000, 1999 and 1998, the net operating revenues of the waste disposal brokerage and management services segment represented approximately 23%, 21% and 18%, respectively, of Avalon's total segments' net operating revenues. Avalon's golf course and related operations segment operates an 18-hole public golf course and travel agency. For the years 2000, 1999 and 1998, the net operating revenues of the golf and related operations segment represented approximately 1%, 2%, and 3%, respectively, of Avalon's total segments' net operating revenues.

Transportation Services

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

  Dart is a fully licensed hazardous and nonhazardous waste carrier. Approximately 79%, 72% and 65% of the revenue generated by Dart in 2000, 1999 and 1998, respectively, related to the transportation of waste. Hazardous waste represented 37%, 56% and 63% of Dart's waste transportation revenues in 2000, 1999 and 1998, respectively.

  Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 21%, 28% and 35% of its revenues in 2000, 1999 and 1998, respectively, from the transportation of bulk commodities, such as coal, salt, sand, ash, steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

  A majority of the truck power units and a substantial number of the trailers used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from carriage. Most of the approximately 70 to 90 independent truckers who regularly provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of automotive liability insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart. See Item 2--"Properties."

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

  During 2000, three customers of the transportation services segment accounted for approximately 18%, 12% and 12%, respectively, of the segment's net operating revenues to external customers.

Technical Environmental Services

  The Earth Sciences Companies, headquartered in Export, Pennsylvania, provide a wide range of technical environmental services, including environmental impact studies, landfill design, permitting, site assessments, waste management and minimization, consulting, laboratory services, site remediation, and environmentally related construction activities, including removal of underground storage tanks, conducting landfill closures and performing decommissioning activities. These companies also provide hazardous and nonhazardous waste management, groundwater remediation and underground storage tank management. The Earth Sciences Companies are often engaged to perform a remedial investigation/feasibility study ("RI/FS"), which first entails performing a site assessment involving the gathering of samples from a contaminated site, followed by laboratory analyses to establish or verify the nature and extent of the contaminants. Alternative solutions to remedy the particular problem are then developed, evaluated and presented to the client. The Earth Sciences Companies are equipped to implement the mitigation and decontamination program then selected by the client and approved by the appropriate regulatory agency. When implementing such a program, the Earth Sciences Companies may employ the transportation, management and/or brokerage services of its affiliated companies. The Earth Sciences Companies also possess the expertise to perform the evaluation and analysis necessary to advise clients on compliance with federal and state environmental regulations, and have assisted clients in developing waste management and compliance policies, including the development of plans for waste minimization and disposal. The Earth Sciences Companies also provide services related to the evaluation of the environmental condition of real estate for law firms, banks or potential purchasers, as well as expert environmental testimony in legal proceedings.

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

  During 2000, one customer of the technical environmental services segment accounted for approximately 26.7% of the segment's net operating revenues to external customers.

Waste Disposal Brokerage and Management Services


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

Golf and Related Operations

  Avalon Lakes Golf, Inc. ("ALGI") owns and operates a travel agency and a Pete Dye designed championship golf course located in Warren, Ohio. ALGI hosted a Ladies Professional Golf Association ("LPGA") tournament event from 1994 through 2000. During the third quarter of 1999, ALGI closed the golf course to make significant capital improvements to the course and related facilities. The golf course resumed operations on a limited basis during the third quarter of 2000. ALGI generates its revenue from greens fees, cart rentals, merchandise sales and booking travel reservations. As a result of ALGI being located in northeast Ohio, the public golf course is significantly dependent upon weather conditions during the golf season.

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

Competition

  The markets for the transportation of hazardous and nonhazardous waste and for the transportation of general and bulk commodities are each highly competitive. There are numerous participants, and no one transporter has a dominant market share. Avalon competes primarily with other short and long-haul carriers for both truckload and less than truckload shipments. Competition for the transportation of waste is based on the ability of the carrier to transport the waste at a competitive price and in accordance with applicable regulations. Competition for the transportation of commodities is based primarily on price and service. As is the case with any transportation company, Avalon's costs depend on the price and availability of diesel fuel. During 2000 and continuing into the first quarter of 2001, a substantial increase in fuel prices subjected Avalon to increased operating expenses, which Avalon has not and will not be able to entirely pass on to its customers.

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

  Avalon's waste disposal brokerage and management operations obtain and retain customers by providing service and identifying cost-efficient disposal options unique to a customer's needs. Continued consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation will have the effect of reducing the number of competitors offering disposal alternatives, which may adversely impact the future financial performance of Avalon's waste disposal brokerage and management operations.

  Avalon's golf course and related operations are located in Warren, Ohio and the golf course is significantly dependent on weather conditions during the golf season. The public golf course competes with many public and private courses in the area.

Insurance

  Avalon carries $21,000,000 of comprehensive general liability insurance coverage for Avalon and its subsidiaries (other than with respect to ALGI, which has separate insurance). This policy includes coverage for automobile liability (including a pollution liability endorsement which covers certain liabilities from spills), comprehensive property damage and other customary coverage. Dart self-insures collision risks. The Earth Sciences Companies also maintain professional and contractors pollution liability coverages. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

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

Employees

  As of December 31, 2000, Avalon had 450 employees, 201 of whom were employed in transportation operations, 189 of whom were employed in technical environmental services, 20 of whom were employed by the waste disposal brokerage and management operations, 10 of whom were employed by the golf course and related operations and 30 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

  None of Avalon's business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 2. PROPERTIES

  Dart provides transportation services from locations in Canfield, Ohio (where Dart owns an 18,800 square foot facility); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); Chicago, Illinois (where Dart leases a 500 square foot terminal and leases a 5,100 square foot maintenance facility); Bedford, New Hampshire (where Dart leases a 300 square foot terminal; and Paulsboro, New Jersey (where Dart leases a 1,000 square foot terminal). At December 31, 2000, the transportation operations owned a fleet of 20 power units (in addition to 144 power units which are leased), 305 trailers (in addition to 176 trailers which are leased and 33 which are rented), and 682 roll-off and other containers. In addition, 90 to 110 power units and 130 to 150 trailers owned by independent owner/operators are available for use in Dart's operations.

  The Earth Sciences Companies own their main offices and laboratory facilities located in a 48,000 square foot building in Export, Pennsylvania. In addition, 13,000 square feet is leased for field equipment and vehicle storage and dispatch in Murrysville, Pennsylvania. The Earth Sciences Companies also own numerous pieces of laboratory, field, computer and other equipment.

  The captive landfill management operations use approximately six pieces of equipment (such as a bulldozer, excavator and backhoe) all of which are owned or leased by ALMI.

  ALGI owns an 18-hole public golf course on approximately 200 acres, a maintenance and storage building of approximately 12,000 square feet, a pro shop and restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet. All the facilities are located in Warren, Ohio.

  Avalon owns a 26,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the golf course. The corporate and administrative offices of Dart, ALMI, and American Waste Management Services, Inc. are each located at the headquarters building of Avalon in Warren, Ohio.

  Generally, Avalon's fixed assets are in good condition and are satisfactory for the purposes for which they are intended.

ITEM 3. LEGAL PROCEEDINGS

     In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies were also identified as responsible or potentially responsible parties with respect to this facility. During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million.

  The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability for this matter will be consistent with the amounts recorded on Avalon's financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Avalon's security holders during the fourth quarter of 2000.

                                    PART II

  Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2000 Annual Report to Shareholders if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
                                                                         Page(s)
                                                                         -------
Common stock information................................................   26
Dividend policy.........................................................   26


ITEM 6. SELECTED FINANCIAL DATA
The information required by this item is included in the Digest of
 Financial Data for the years 1996 through 2000 under the captions Net operating revenues, Net income (loss), Net income (loss) and pro forma
 net loss per share, Total assets and Long-term debt....................   23


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition
 and Results of Operations..............................................   2-8


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK
The information set forth under the subcaption "Market Risk" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditor's report regarding financial statements as of
 December 31, 2000 and 1999 and for each of the years in the two-year
 period ended December 31, 2000.........................................   21

Independent auditor's report regarding financial statements as of
 December 31, 1998 and for the year ended December 31, 1998.............   22

Financial Statements:
 Consolidated Balance Sheets, December 31, 2000 and 1999................    9
 Consolidated Statements of Operations for the years ended December 31,
  2000, 1999 and 1998...................................................   10
 Consolidated Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998...................................................   11
 Consolidated Statements of Shareholders' Equity for each of the years
  in the three-year period ended December 31, 2000......................   12
 Notes to Consolidated Financial Statements.............................   13-21

  Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
 None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

        Name           Age                                          Position
        ----           ---                                          --------
Ronald E. Klingle      53              Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson      50              Treasurer and Chief Financial Officer
Jeffrey M. Grinstein   40              General Counsel and Secretary
Frances R. Klingle     54              Chief Administrative Officer and Controller
Steve G. Kilper        41              Chief Executive Officer of the Earth Science Companies and American
                                       Landfill Management, Inc. and a Director
Kenneth J. McMahon     46              Chief Executive Officer and President of American Waste Management
                                       Services, Inc.

  The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.


  Ronald E. Klingle has been a director, Chairman of the Board and Chief Executive Officer since June 1998. He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. since December 1988. Mr. Klingle has approximately 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer and Controller of Avalon.

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

  Frances R. Klingle has been Chief Administrative Officer and Controller since June 1998. She had been Controller of American Waste Services, Inc. since June 1986. Ms. Klingle received a Bachelor of Arts degree in French from Kent State University and has completed postgraduate work in accounting at Youngstown State University. Ms. Klingle is the spouse of Ronald E. Klingle who is Chairman of the Board, Chief Executive Officer and a director of Avalon.

  Stephen G. Kilper has been director of Avalon since October 1999. He has been Chief Executive Officer of Avalon's technical environmental services operations since June 1998. Mr. Kilper was Executive Vice President, Disposal Services, and a director of American Waste Services, Inc. and Chief Executive Officer of its wholly owned disposal subsidiaries from October 1995 to June 1998. Mr. Kilper received his degree in Agricultural Engineering from the University of Wisconsin - Madison.

  Kenneth J. McMahon has been Chief Executive Officer and President of American Waste Management Services, Inc. since June 1998. Mr. McMahon had previously been Executive Vice President, Sales and a director of American Waste Services, Inc. since September 1996. Mr. McMahon received a Bachelor of Business Administration degree in finance and his Master of Business Administration degree from Youngstown State University.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Avalon did not have any transactions during fiscal 2000 with any director, director nominee, executive officer, security holder known to Avalon to own of record or beneficially more than 5% of Avalon's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

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

     2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14.

     The following financial statement schedule, which is applicable for years ended December 31, 2000, 1999 and 1998, should be read in conjunction with the previously referenced financial statements.

          Independent Auditors' Reports on Financial Statement Schedule
          Schedule II - Valuation and Qualifying Accounts

     Such independent auditors' reports and financial statement schedule are at pages 14 through 16 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

     3.2 Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2

     4.1 Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1

    10.1 Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1

    10.2 Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2

    11.1 Omitted--inapplicable. See "Basic net income (loss) per share and pro forma net loss per share" on page 15 of the 2000 Annual Report to Shareholders

    13.1 Avalon Holdings Corporation 2000 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided for the information of the Commission and is not be deemed "filed" as part of the Form 10-K)

    21.1  Subsidiaries of Avalon Holdings Corporation

(b)  Reports on Form 8-K

          On December 15, 2000, Avalon Holdings Corporation announced a stock repurchase program.

(c)  Reference is made to Item 14 (a)(3) above for the index of Exhibits.

(d) Reference is made to Item 14 (a)(2) above for the index to the financial statements and financial statement schedules.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of March, 2001.


                                             AVALON HOLDINGS CORPORATION
                                             (Registrant)


                                             By /s/ TIMOTHY C. COXSON
                                             -------------------------------
                                             Timothy C. Coxson - Treasurer and
                                             Chief Financial Officer


                           __________________________


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 22nd day of March, 2001.



         Signatures                                    Title
         ----------                                    -----

/s/ RONALD E. KLINGLE                        Chairman of the Board, Chief
-----------------------------------------
Ronald E. Klingle                            Executive Officer and Director


/s/ STEPHEN G. KILPER                        Director
-----------------------------------------
Stephen G. Kilper


/s/ SANFORD B. FERGUSON                      Director
-----------------------------------------
Sanford B. Ferguson


/s/ ROBERT M. ARNONI                         Director
-----------------------------------------
Robert M. Arnoni


/s/ STEPHEN L. GORDON                        Director
-----------------------------------------
Stephen L. Gordon

                         Independent Auditors' Report
                         ----------------------------


The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of March 2, 2001, we reported on the consolidated balance sheets of Avalon Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, as contained in the 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the 2000 and 1999 information included in the related financial statement schedule as listed in the accompanying index. The 2000 and 1999 information included in the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 2000 and 1999 information included in the financial statement schedule based on our audits.

In our opinion, the 2000 and 1999 information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Grant Thornton LLP


Cleveland, Ohio
March 2, 2001

                         Independent Auditors' Report
                         ----------------------------



The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of March 10, 1999, we reported on the consolidated statements of operations, shareholders' equity, and cash flows of Avalon Holdings Corporation and subsidiaries (formerly the Avalon Business of American Waste Services, Inc.) for the year ended December 31, 1998, which are included in the 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related 1998 information included in the financial statement schedule entitled Schedule II - Valuation and Qualifying Accounts, included in the Form 10-K for the year 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


Cleveland, Ohio
March 10, 1999

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (thousands of dollars)






------------------------------------------------------------------------------------------------------------------------
                                                                Additions
          DESCRIPTION                  Balance at                                          Deductions  Balance at End of
                                                      -----------------------------------
                                      Beginning of                                            (1)            Year
                                          Year        Charged to Costs   Charged to Other
                                                        and Expenses         Accounts
------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

Year ended December 31,

   2000..............................     $790              $905               $--           $1,249          $446
                                          ====              ====               ===           ======          ====

   1999..............................     $740              $231               $--           $  181          $790
                                          ====              ====               ===           ======          ====

   1998..............................     $544              $326               $--           $  130          $740
                                          ====              ====               ===           ======          ====



(1)  Accounts receivables written-off as uncollectible, net of recoveries.

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES


                                 EXHIBIT INDEX

                          ___________________________



                    Exhibit
                    -------


13.1    2000 Annual Report to Shareholders


21.1    Subsidiaries of Avalon Holdings Corporation