Form 10-Q
period 2001-03-31
AVALON HOLDINGS CORP
filed 2001-05-15
CIK 1061069

                                      2001
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

                 For the quarterly period ended March 31, 2001

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of May 8, 2001.

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for
  the Three Months Ended March 31, 2001 and 2000 (Unaudited).........  3

  Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited)
  and December 31, 2000..............................................  4

  Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 2001 and 2000 (Unaudited)...................  5

  Notes to Condensed Consolidated Financial Statements (Unaudited)...  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings......................................... 15

  Item 2.  Changes in Securities and Use of Proceeds................. 15

  Item 3.  Defaults upon Senior Securities........................... 15

  Item 4.  Submission of Matters to a Vote of Security Holders....... 15

  Item 5.  Other Information......................................... 15

  Item 6.  Exhibits and Reports on Form 8-K.......................... 15

SIGNATURE............................................................ 16

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                                       Three Months Ended
                                                           March 31,
                                              ---------------------------------
                                                       2001                2000
                                              -------------       -------------

Net operating revenues........................      $16,762             $21,252

Cost and expenses:
Cost of operations............................       15,252              19,081
Selling, general and administrative expense...        2,606               2,721
                                                    -------             -------

Loss from operations..........................       (1,096)               (550)

Other income:
Interest income...............................          183                 260
Other income, net.............................           71                  16
                                                    -------             -------

Loss before income taxes......................         (842)               (274)
Income tax benefit............................         (295)               (137)
                                                    -------             -------
Net loss......................................      $  (547)            $ ( 137)
                                                    =======             =======

Basic net loss per share......................      $  (.14)            $  (.04)
                                                    =======             =======
Weighted average shares outstanding (Note 2)..        3,803               3,803
                                                    =======             =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                       March 31,         December 31,
                                                                         2001               2000
                                                                       ---------         ------------
                                                                      (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents......................................       $13,647             $11,022
 Short-term investments.........................................            68                 759
 Accounts receivable, net.......................................        13,063              16,156
 Refundable income taxes........................................           327                 327
 Deferred income taxes..........................................           564                 564
 Prepaid expenses and other current assets......................         1,822               2,124
                                                                       -------             -------
  Total current assets..........................................        29,491              30,952

Properties and equipment, less accumulated depreciation
 and amortization of $17,083 in 2001 and $16,670 in 2000........        29,533              30,099
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................         1,063               1,082
Other assets, net...............................................           176                 177
                                                                       -------             -------
  Total assets..................................................       $60,263             $62,310
                                                                       =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................       $ 4,264             $ 5,242
 Accrued payroll and other compensation.........................         1,084               1,249
 Accrued income taxes...........................................           582                 596
 Other accrued taxes............................................           315                 305
 Other liabilities and accrued expenses.........................         1,773               1,831
                                                                       -------             -------
  Total current liabilities.....................................         8,018               9,223

Deferred income taxes...........................................           944               1,239
Other noncurrent liabilities....................................           120                 120

Shareholders' equity :
 Class A Common Stock, $.01 par value...........................            32                  32
 Class B Common Stock, $.01 par value...........................             6                   6
 Paid-in capital................................................        58,096              58,096
 Accumulated deficit............................................        (6,953)             (6,406)
                                                                       -------             -------
  Total shareholders' equity....................................        51,181              51,728
                                                                       -------             -------
  Total liabilities and shareholders' equity....................       $60,263             $62,310
                                                                       =======             =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                 Three Months Ended
                                                       March 31,
                                            ------------------------------
                                                2001                  2000
                                            --------             ---------
Operating activities:
  Net loss................................  $  (547)             $   (137)
  Reconciliation of net loss to cash from
    operating activities:
    Depreciation and amortization.........      803                   783
    Provision for deferred income taxes...     (295)                   (7)
    Provision for losses on accounts
      receivable..........................       28                    28
    Gain on sales of property and
      equipment...........................      (35)                   (2)
    Changes in operating assets and
      liabilities
      Accounts receivable.................    3,065                (3,044)
      Prepaid expenses and other current
        assets............................      302                   293
      Accounts payable....................     (978)                1,543
      Accrued payroll and other
        compensation......................     (165)                 (753)
      Accrued income taxes................      (14)                 (156)
      Other accrued taxes.................       10                  (277)
      Other liabilities and accrued
        expenses..........................      (58)                  495
                                            -------              --------
        Net cash provided by (used in)
          operating activities............    2,116                (1,234)
                                            -------              --------
Investing activities:
  Purchases and sales of short-term
    investments, net......................      691               (11,182)
  Capital expenditures....................     (344)               (1,430)
  Proceeds from sales of property and
    equipment.............................      162                     2
                                            -------              --------
        Net cash provided by (used in
          investing activities............      509               (12,610)
Increase (decrease) in cash and cash
  equivalents.............................    2,625               (13,844)
Cash and cash equivalents at beginning of
  year....................................   11,022                18,726
                                            -------              --------
Cash and cash equivalents at end of
  period..................................  $13,647              $  4,882
                                            =======              ========

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 2001

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively "Avalon") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon's 2000 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2001, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the first three months of 2001 and 2000.

Note 3.  Short-Term Investments

Avalon's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Trading securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheets under the caption "Short-term investments". The balance of Avalon's trading securities at March 31, 2001 was approximately $68,000. The unrealized gain on trading securities for the quarter ending March 31, 2001 was approximately $1,000.

Note 4.  Comprehensive Income

Avalon has no items that qualify as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income equals net income for all periods presented.

Note 5. Legal Matters

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies were also identified as responsible or potentially responsible parties with respect to this facility. During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. Avalon's total liability for the allocated costs under the Participation Agreement was approximately $71,000 which Avalon has paid.

The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon's total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is $120,000 which is included in the March 31, 2001 Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities." The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability of this matter will be consistent with the amounts recorded on Avalon's financial statements.

In the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to the environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.


Note 6.  Business Segment Information

For business segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, Avalon's reportable segments include transportation services, technical environmental services, waste disposal brokerage and management services and golf and related operations. Avalon accounts for intersegment net operating revenue as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon's primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste as well as general and bulk commodities. The technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation services and operates and manages a captive landfill for an industrial customer. The waste disposal brokerage and management services segment provides disposal brokerage and management services for both hazardous and nonhazardous waste. The golf and related operations includes the operations of a public golf course and travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income to consolidated income (loss) before taxes is as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                        2001      2000
                                                     -------   -------
Net operating revenues from:
Transportation services:
 External customers revenues.......................  $ 7,404   $10,453
 Intersegment revenues.............................    1,201     1,516
                                                     -------   -------
 Total transportation services.....................    8,605    11,969
                                                     -------   -------
Technical environmental services:
 External customers revenues.......................    4,750     7,085
 Intersegment revenues.............................        4        25
                                                     -------   -------
 Total technical environmental services............    4,754     7,110
                                                     -------   -------
Waste disposal brokerage and management services:
 External customers revenues.......................    4,510     3,615
 Intersegment revenues.............................      187     1,860
                                                     -------   -------
 Total waste disposal brokerage and management
  services.........................................    4,697     5,475
                                                     -------   -------
Golf and related operations:
 External customer revenues........................       98        99
 Intersegment revenues.............................       37        79
                                                     -------   -------
 Total golf and related operations.................      135       178
                                                     -------   -------
 Segment operating revenues........................   18,191    24,732
 Intersegment eliminations.........................   (1,429)   (3,480)
                                                     -------   -------
 Total net operating revenues......................  $16,762   $21,252
                                                     -------   -------
Income (loss) before taxes:
 Transportation services...........................  $  (107)  $    76
 Technical environmental services..................      (39)      185
 Waste disposal brokerage and management
  services.........................................      236       301
 Golf and related operations.......................     (235)     (116)
 Other businesses..................................       (3)      (64)
                                                     -------   -------
 Segment income (loss) before taxes................     (148)      382
 Corporate interest income.........................      135       234
 Corporate other income, net.......................        4        11
 General corporate expenses........................     (833)     (901)
                                                     -------   -------
 Loss before taxes.................................  $  (842)  $  (274)
                                                     -------   -------

                                                 Three Months Ended
                                                       March 31
                                                -------------------
                                                  2001       2000
                                                --------   --------
Interest income:
 Transportation services..................      $     20   $     12
 Technical environmental services.........            12          5
 Waste disposal brokerage and management
  services................................            14          8
 Golf and related operations..............             2          1
 Corporate................................           135        234
                                                --------   --------
   Total..................................      $    183   $    260
                                                --------   --------


                                                March 31,  December 31,
                                                  2001         2000
                                                --------   ------------
Identifiable assets:
 Transportation services..................      $ 13,455    $ 14,365
 Technical environmental services.........        11,770      14,253
 Waste disposal brokerage and management
  services................................         3,980       4,027
 Golf and related operations..............        12,206      12,238
 Other businesses.........................            66          67
 Corporate................................        31,861      31,246
                                                --------    --------
   Sub Total..............................        73,338      76,196
 Elimination of intersegment receivables..       (13,075)    (13,886)
                                                --------    --------
   Total..................................      $ 60,263    $ 62,310
                                                ========    ========

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of Avalon Holdings Corporation and its subsidiaries. As used in this report, the term "Avalon" means Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, 'forward looking statements.' Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon's reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

For the first three months of 2001, Avalon utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

During the first three months of 2001, capital spending for Avalon totaled $.3 million which was principally related to capital improvements to Avalon's golf course and the purchase of equipment for Avalon's transportation operations. Avalon's capital spending in 2001, excluding acquisitions, is expected to be in the range of $2 million to $3 million which will relate principally to capital improvements to the golf course and acquiring additional transportation equipment.

Working capital was $21.5 million at March 31, 2001 compared with $21.7 million at December 31, 2000.

The decrease in Accounts Receivable at March 31, 2001 compared with December 31, 2000 is primarily due to a significant decline in net operating revenues for the first quarter of 2001 when compared with the fourth quarter of 2000. As a result, collections of accounts receivable during the first quarter were higher than net operating revenues.

The decrease in Accounts Payable is primarily due to a decrease in accounts payable of the waste disposal brokerage and management operations and the transportation brokerage and management operations as a result of significantly lower subcontractor costs incurred during the first quarter of March 2001 compared with the fourth quarter of 2000.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Avalon has made an offer to purchase a golf course facility located in western Pennsylvania. The offer provides for Avalon to purchase all of the assets of the facility by assuming all of the facility's debt and obligations which total approximately $2 million. Currently, the Company believes this offer will not be accepted without further negotiations. Avalon is not otherwise pursuing potential acquisition candidates but will continue to consider acquisitions that make economic sense. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2001 decreased to $16.8 million compared with $21.3 million in the prior year's first quarter. Cost of operations decreased to $15.3 million in the first quarter of 2001 compared with $19.1 million in the prior year quarter. Avalon recorded a net loss of $.5 million or a net loss of $.14 per share for the first quarter of 2001 compared with a net loss of $.1 million or $.04 per share for the first quarter of 2000.

Performance in the First Quarter of 2001 compared with the First Quarter of 2000

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $8.6 million in the first quarter of 2001 compared with $12 million in the first quarter of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of hazardous waste. The decline in the net operating revenues of the transportation brokerage operations is primarily because the net operating revenues in the first quarter of 2000 included transportation brokerage revenues related to a one-time project in the New England states which required a substantial amount of transportation. The transportation services segment incurred a loss before taxes of $.1 million for the first quarter of 2001 compared with income before taxes of $.1 million for the first quarter of 2000 primarily as a result of the significant decrease in the level of business of both the transportation brokerage operations and the transportation of hazardous waste.

Net operating revenues of the technical environmental services segment decreased to $4.8 million in the first quarter of 2001 compared with $7.1 million in the first quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in net operating revenues of the remediation business, engineering and consulting business and the laboratory business. The technical environmental services segment incurred a loss before taxes of $39,000 in the first quarter of 2001 compared with income before taxes of $.2 million in the first quarter of 2000. The decrease is primarily related to the laboratory operations which incurred a significant loss before taxes primarily because of a decrease in net operating revenues without a related decrease in costs of the laboratory operations. In addition, income before taxes of the remediation business declined as a result of a decrease in the level of business in the first quarter of 2001 compared with the prior year quarter. Such decrease in income before taxes is partially offset by an increase in income before taxes of the engineering and consulting business resulting from improved operating margins and improved operating results of the captive landfill operations as a result of slightly higher net operating revenues.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $4.7 million in the first quarter of 2001 compared with $5.5 million in the first quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment decreased to $.2 million in the first quarter of 2001 compared with $.3 million in the first quarter of the prior year primarily as a result of a decline in the level of business.

Avalon's golf and related operations segment consist primarily of the operation
of a golf course and travel agency.    The golf course, which is located in
Warren, Ohio, was closed during the first quarter of 2001 and 2000 due to
seasonality.   Net operating revenues for the golf and related operations segment decreased to $.1 million for the first three months of 2001 compared
with $.2 million for the first three months of 2000.   The net operating
revenues are primarily related to the travel agency which declined slightly during the first quarter of 2001 compared with the prior year first quarter. The golf and related operations segment incurred a loss before taxes of $.2 million in the first quarter of 2001 compared with a loss before taxes of $.1
million in the first quarter of the prior year.   The loss before taxes of the
golf and related operations segment is primarily as a result of the ongoing expenses of the golf course operations while the golf course is closed during
the winter.   The golf course resumed operations during the second quarter of
2001.

Interest income

Interest income decreased to $.2 million in the first quarter of 2001 compared with $.3 million in the first quarter of 2000 primarily due to a decline in the average amount of cash and cash equivalents during the first quarter of 2001 compared with the prior year quarter.

General corporate expenses

General corporate expenses were $.8 million in the first quarter of 2001 and $.9 million the first quarter of 2000. Such decrease is the result of lower performance based compensation in the first quarter of 2001 compared with the first quarter of 2000.

Net loss

Avalon recorded a net loss of $.5 million in the first quarter of 2001 compared with a net loss of $.1 million in the first quarter of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 35% in the first quarter of 2001 compared to 50% in the prior year's first quarter. The overall effective tax rate is different than statutory rates primarily due to state income taxes, the nondeductibility for tax purposes of the amortization of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.


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

As is the case with any transportation company, an increase in fuel prices will subject Avalon's transportation operations to increased operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers. Avalon's transportation operations continue to experience higher fuel costs, some of which Avalon has not and will not be able to pass on to its customers.

Competitive pressures within the environmental industry continue to impact the financial performance of Avalon's transportation services, technical environmental services and waste disposal brokerage and management services. A decline in the rates which customers are willing to pay for its services could adversely impact the future financial performance of Avalon.

The engineering and consulting business of Avalon's technical environmental services operations experienced a significant loss before taxes in 2000 due to increased competition, increased operating costs and a decline in net operating revenues. Therefore, in an effort to improve operating results, Avalon closed its engineering and consulting office in Akron, Ohio and reduced its workforce by approximately 30% in January 2001.

The analytical laboratory business of the technical environmental services operations experienced a significant loss before taxes in the first quarter of 2001 as a result of a decline in net operating revenues and operational inefficiencies. Avalon believes that the operational inefficiencies have been appropriately addressed, however, failure to increase net operating revenues will adversely impact the future financial performances of the analytical laboratory business because of the fixed nature of many of the costs associated with the laboratory operations.

Avalon's waste disposal brokerage and management operations obtain and retain customers by providing service and identifying cost-efficient disposal options unique to a customer's needs. Continued consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation will have the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon's waste disposal brokerage and management operations.

A significant portion of Avalon's business is not subject to long-term
contracts.   In light of current economic, regulatory, and competitive
conditions, there can be no assurance that Avalon's current customers will continue to transact business with Avalon at historical levels. Failure by Avalon to retain its current customers or to replace lost business could adversely impact the future financial performance of Avalon.

As a result of the significant capital improvements to Avalon's golf course, the greens fees charged customers to play a round of golf have been increased substantially. Although Avalon believes that the capital improvements made to the golf course justify the increased greens fees and will result in increased net operating revenues and increased income before taxes, there can be no assurance as to when such increases will be attained.

Avalon's golf course competes with many public and private courses in the area. Although the course will continue to be available to the general public, in order to market the redesigned golf course to a broader range of patrons, and in light of the anticipated national recognition of the course, Avalon has created the Avalon Lakes Golf Club. Membership requires payment of a one-time initiation fee as well as annual dues. Members receive several benefits including reduced greens fees and preferential tee times.

Avalon's golf course is located in Warren, Ohio and is significantly dependent upon weather conditions during the golf season. Additionally, all of Avalon's other operations are somewhat seasonal in nature because a significant portion of the operations are performed primarily in selected northeastern and midwestern states. As a result, Avalon's financial performance is adversely affected by winter weather conditions.

Market Risk

Avalon does not have significant exposure to changing interest rates. Currently, a 10% change in interest rates would have an immaterial effect on Avalon's pretax earnings for the next fiscal year. Avalon currently has no debt outstanding and invests primarily in short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions.

Avalon does not purchase or hold any derivative financial instruments.



                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to "Item 3. Legal Proceedings" in Avalon's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     Avalon's Annual Meeting of Shareholders was held on April 30, 2001; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.


Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVALON HOLDINGS CORPORATION
                              (Registrant)


Date:  May 14, 2001           By:       /s/ Timothy C. Coxson
    -----------------             ----------------------------------
                              Timothy C. Coxson, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)