Form 10-Q
period 2001-06-30
AVALON HOLDINGS CORP
filed 2001-08-13
CIK 1061069

                                     2001
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                          __________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended June 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
            for the transition period from _________ to __________

                        Commission file number 1-14105
                          __________________________


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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of August 7, 2001.

================================================================================

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 2001 and 2000 (Unaudited)..........................    3

  Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited)
  and December 31, 2000....................................................    4

  Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 2001 and 2000 (Unaudited)..........................    5

  Notes to Condensed Consolidated Financial Statements (Unaudited).........    6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................   17

  Item 2.  Changes in Securities and Use of Proceeds.......................   17

  Item 3.  Defaults upon Senior Securities.................................   17

  Item 4.  Submission of Matters to a Vote of Security Holders.............   17

  Item 5.  Other Information...............................................   17

  Item 6.  Exhibits and Reports on Form 8-K................................   17

SIGNATURE..................................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                                     Three Months Ended             Six Months Ended
                                                           June 30,                     June 30,
                                                   ------------------------     ------------------------
                                                      2001          2000           2001          2000
                                                   ----------    ----------     ----------    ----------
Net operating revenues........................     $   17,434    $   21,463     $   34,196    $   42,715

Cost and expenses:
Cost of operations............................         15,587        19,470         30,839        38,551
Write-down of costs in excess of fair market
  value of net assets of acquired businesses..            486            --            486            --
Selling, general and administrative expense...          2,657         2,589          5,263         5,310
                                                   ----------    ----------     ----------    ----------

Loss from operations..........................         (1,296)         (596)        (2,392)       (1,146)

Other income:
Interest income...............................            145           220            328           480
Other income, net.............................             39            --            110            16
                                                   ----------    ----------     ----------    ----------

Loss before income taxes......................         (1,112)         (376)        (1,954)         (650)
Income tax benefit............................           (213)         (188)          (508)         (325)
                                                   ----------    ----------     ----------    ----------
Net loss......................................     $     (899)   $     (188)    $   (1,446)   $     (325)
                                                   ==========    ==========     ==========    ==========

Basic net loss per share......................     $     (.24)   $     (.05)    $     (.38)   $     (.09)
                                                   ==========    ==========     ==========    ==========
Weighted average shares outstanding (Note 2)..          3,803         3,803          3,803         3,803
                                                   ==========    ==========     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                   June 30,    December 31,
                                                                     2001          2000
                                                                 -----------   ------------
Assets                                                           (Unaudited)
------
Current assets:
 Cash and cash equivalents......................................   $  14,028     $  11,022
 Short-term investments.........................................          33           759
 Accounts receivable, net.......................................      13,495        16,156
 Refundable income taxes........................................          --           327
 Deferred income taxes..........................................         564           564
 Prepaid expenses and other current assets......................       1,568         2,124
                                                                   ---------     ---------
  Total current assets..........................................      29,688        30,952

Properties and equipment, less accumulated depreciation
 and amortization of $17,832 in 2001 and $16,670 in 2000........      29,204        30,099
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................         558         1,082
Other assets, net...............................................         147           177
                                                                   ---------     ---------
  Total assets..................................................   $  59,597     $  62,310
                                                                   =========     =========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................   $   4,325     $   5,242
 Accrued payroll and other compensation.........................       1,329         1,249
 Accrued income taxes...........................................         605           596
 Other accrued taxes............................................         255           305
 Other liabilities and accrued expenses.........................       1,950         1,831
                                                                   ---------     ---------
  Total current liabilities.....................................       8,464         9,223

Deferred income taxes...........................................         731         1,239
Other noncurrent liabilities....................................         120           120

Shareholders' equity :
 Class A Common Stock, $.01 par value...........................          32            32
 Class B Common Stock, $.01 par value...........................           6             6
 Paid-in capital................................................      58,096        58,096
 Accumulated deficit............................................      (7,852)       (6,406)
                                                                   ---------     ---------
  Total shareholders' equity....................................      50,282        51,728
                                                                   ---------     ---------
  Total liabilities and shareholders' equity....................   $  59,597     $  62,310
                                                                   =========     =========

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     --------------------
                                                                                       2001        2000
                                                                                     --------    --------
Operating activities:
 Net loss.........................................................................   $ (1,446)   $   (325)
 Reconciliation of net loss to cash from operating activities:
    Depreciation and amortization.................................................      1,595       1,607
    Write-down of costs in excess of fair market value of net assets of acquired
      businesses..................................................................        486          --
    Provision for deferred income taxes...........................................       (508)        (13)
    Provision for losses on accounts receivable...................................         65          72
    (Gain) Loss on disposal of property and equipment.............................        (40)          3
  Changes in operating assets and liabilities
      Accounts receivable.........................................................      2,596      (1,937)
      Refundable income taxes.....................................................        327          --
      Prepaid expenses and other current assets...................................        556         224
      Other assets................................................................         28          (1)
      Accounts payable............................................................       (917)        265
      Accrued payroll and other compensation......................................         80        (592)
      Accrued income taxes........................................................          9        (395)
      Other accrued taxes.........................................................        (50)       (127)
      Other liabilities and accrued expenses......................................        119         645
                                                                                     --------    --------
         Net cash provided by (used in) operating activities......................      2,900        (574)
                                                                                     --------    --------

Investing activities:
 Purchases and sales of short-term investments, net...............................        727      (4,703)
 Capital expenditures.............................................................       (820)     (4,402)
 Proceeds from sales of property and equipment....................................        199          33
                                                                                     --------    --------
         Net cash provided by (used in) investing activities......................        106      (9,072)
                                                                                     --------    --------

Increase (Decrease) in cash and cash equivalents..................................      3,006      (9,646)
Cash and cash equivalents at beginning of year....................................     11,022      18,726
                                                                                     --------    --------
Cash and cash equivalents at end of period........................................   $ 14,028    $  9,080
                                                                                     ========    ========

See accompanying notes to condensed consolidated financial statements.

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2001

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2001, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2001 and 2000.

Note 3.  Short-Term Investments

Avalon's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Trading securities are invested primarily in debt securities and are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments". The balance of Avalon's trading securities at June 30, 2001 was approximately $33,000. As of June 30, 2001 the unrealized gain on trading securities was immaterial.

Note 4.  Comprehensive Income

Avalon has no items that qualify as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income equals net income for all periods presented.

Note 5.  Long-lived Asset Impairment

The analytical laboratory business of Avalon's technical environmental services operations has experienced operating losses due to increased competition and operational inefficiencies. As a result, during the second quarter of 2001, the analytical laboratory operations implemented a reduction and reorganization of its workforce. Although Avalon believes the operational inefficiencies have been appropriately addressed, the analytical laboratory business has not been able to increase its net operating revenues to a level necessary to cover the continuing costs associated with the laboratory operations, many of which are fixed. Therefore, in accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair market value of the long-lived assets based upon quoted market prices. As a result, the Company recorded a write-down of goodwill in the amount of $.5 million.

Note 6. Legal Matters

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

The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon's total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is $120,000 which is included in the June 30, 2001 Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities." The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability of this matter will be consistent with the amounts recorded on Avalon's financial statements.

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

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income (loss) to consolidated loss before taxes is as follows (in thousands):

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                    ------------------    ------------------
                                                       2001       2000       2001       2000
                                                    -------    -------    -------    -------
Net operating revenues from:
Transportation services:
 External customers revenues....................    $ 7,813    $10,456    $15,217    $20,909
 Intersegment revenues..........................      1,110      1,649      2,311      3,165
                                                    -------    -------    -------    -------
 Total transportation services..................      8,923     12,105     17,528     24,074
                                                    -------    -------    -------    -------

Technical environmental services:
 External customers revenues....................      5,162      6,374      9,912     13,459
 Intersegment revenues..........................          6         20         10         45
                                                    -------    -------    -------    -------
 Total technical environmental services.........      5,168      6,394      9,922     13,504
                                                    -------    -------    -------    -------

Waste disposal brokerage and management:
 External customers revenues....................      4,164      4,441      8,674      8,056
 Intersegment revenues..........................         79        642        266      2,502
                                                    -------    -------    -------    -------
 Total waste disposal brokerage and management
  services......................................      4,243      5,083      8,940     10,558
                                                    -------    -------    -------    -------

Golf and related operations:
 External customers revenues                            295        113        393        212
 Intersegment revenues..........................         54         57         91        136
                                                    -------    -------    -------    -------
 Total golf and related operations..............        349        170        484        348
                                                    -------    -------    -------    -------

Other businesses:
 External customers revenues....................         --         79         --         79
 Intersegment revenues..........................         --         --         --         --
                                                    -------    -------    -------    -------
 Total other businesses.........................         --         79         --         79
                                                    -------    -------    -------    -------

 Segment operating revenues.....................     18,683     23,831     36,874     48,563
 Intersegment eliminations......................     (1,249)    (2,368)    (2,678)    (5,848)
                                                    -------    -------    -------    -------
 Total net operating revenues...................    $17,434    $21,463    $34,196    $42,715
                                                    -------    -------    -------    -------

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                        ------------------    ------------------
                                                           2001       2000       2001       2000
                                                        -------    -------    -------    -------
Income (loss) before taxes:
 Transportation services.............................  $    (31)   $    142   $  (138)   $   218
 Technical environmental services....................      (264)        111      (303)       296
 Waste disposal brokerage and management
  services...........................................       156         314       392        615
 Golf and related operations.........................      (279)       (265)     (514)      (381)
 Other businesses....................................        --         (42)       (3)      (106)
                                                       --------    --------   -------    -------
 Segment income (loss) before taxes..................      (418)        260      (566)       642

 Corporate interest income...........................       106         194       241        428
 Corporate other income, net.........................         7           1        11         12
 General corporate expenses..........................      (807)       (831)   (1,640)    (1,732)
                                                       --------    --------   -------    -------
 Loss before taxes...................................  $ (1,112)   $   (376)  $(1,954)   $  (650)
                                                       --------    --------   -------    -------

Other significant noncash items
 Write-down of costs in excess of fair market value
  of net assets of acquired businesses:
 Technical environmental services....................  $    486    $     --   $   486    $    --
                                                       --------    --------   -------    -------
   Total.............................................  $    486    $     --   $   486    $    --
                                                       --------    --------   -------    -------

Interest income:

 Transportation services.............................  $     17    $     11   $    37    $    23
 Technical environmental services....................        10           7        22         12
 Waste disposal brokerage and management
  services...........................................        11           7        25         15
 Golf and related operations.........................         1           1         3          2
 Corporate...........................................       106         194       241        428
                                                       --------    --------   -------    -------
   Total.............................................  $    145    $    220   $   328    $   480
                                                       --------    --------   -------    -------


                                                       June 30,   December 31,
                                                         2001         2000
                                                       --------   ------------
Identifiable assets:
 Transportation services.............................  $ 13,397    $   14,365
 Technical environmental services....................    12,238        14,253
 Waste disposal brokerage and management.............
  services...........................................     3,736         4,027
 Golf and related operations.........................    12,417        12,238
 Other businesses....................................        66            67
 Corporate...........................................    31,014        31,246
                                                       --------    ----------
   Sub Total.........................................    72,868        76,196
 Elimination of Intersegment Receivables.............   (13,271)      (13,886)
                                                       --------    ----------
   Total.............................................  $ 59,597    $   62,310
                                                       ========    ==========

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


Liquidity and Capital Resources
-------------------------------

For the first six months of 2001, Avalon utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

During the first six months of 2001, capital spending for Avalon totaled $.8 million which was principally related to capital improvements to the golf course and to a lesser extent the purchase of equipment for Avalon's transportation and technical environmental services operations. Avalon's capital spending in 2001, excluding acquisitions, is expected to be in the range of $2 million to $3 million which will relate principally to capital improvements to the golf course, golf course related facilities and acquiring additional transportation equipment.

Working capital decreased to $21.2 million at June 30, 2001 compared with $21.7 million at December 31, 2000.

The decrease in Accounts Receivable at June 30, 2001 compared with December 31, 2000 is primarily due to a significant decline in net operating revenues for the second quarter of 2001 when compared with the fourth quarter of 2000.

The decrease in Accounts Payable at June 30, 2001 compared with December 31, 2000 is primarily the result of the payment of insurance premiums during the first six months of 2001.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Avalon is not aggressively pursuing potential acquisition candidates but will continue to consider acquisitions that make economic sense. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2001 decreased to $17.4 million compared with $21.5 million in the prior year's second quarter. Cost of operations were $15.6 million in the second quarter of 2001 compared with $19.5 million in the prior year quarter. Avalon recorded a net loss of $.9 million or a loss of $.24 per share for the second quarter of 2001 compared with a net loss of $.2 million or a loss of $.05 per share for the second quarter of 2000. For the first six months of 2001, net operating revenues decreased to $34.2 million compared with $42.7 million for the first six months of 2000. Cost of operations were $30.8 million for the first six months of 2001 compared with $38.6 million for the first six months of the prior year. During the first six months of 2001, Avalon recorded a net loss of $1.4 million or a loss of $.38 per share compared with a net loss of $.3 million or a loss of $.09 per share for the first six months of 2000.

Performance in the Second Quarter of 2001 compared with the Second Quarter of
2000

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $8.9 million in the second quarter of 2001 compared with $12.1 million in the second quarter of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of hazardous waste. The decrease in the net operating revenues of the transportation brokerage operations is primarily because the net operating revenues in the second quarter of 2000 included significant revenues related to a one-time project in the New England states. The decreased net operating revenues for the transportation of hazardous waste was primarily as a result of a decline in the volume of hazardous waste transportation for certain customers. The transportation services segment incurred a loss before taxes of $31,000 in the second quarter of 2001 compared with income before taxes of $.1 million for the second quarter of 2000 primarily as a result of the significant decrease in the level of business of both the transportation brokerage operations and the transportation of hazardous waste.

Net operating revenues of the technical environmental services segment decreased to $5.2 million in the second quarter of 2001 compared with $6.4 million in the second quarter of the prior year. The decrease in net operating revenues was primarily the result of a decrease in the net operating revenues of the engineering and consulting business, the analytical laboratory business and to a lesser extent the remediation services business. The analytical laboratory business of Avalon's technical environmental services operations has experienced operating losses due to increased competition and operational inefficiencies. As a result, during the second quarter of 2001, the laboratory operations implemented a reduction and reorganization of its workforce. Although Avalon believes the operational inefficiencies have been appropriately addressed, the analytical laboratory business has not been able to increase net operating revenues to a level necessary to cover the costs associated with the laboratory operations, many of which are fixed. In accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair market value of the long-lived assets based upon quoted market prices. As a result, the Company recorded a write-down of goodwill in the amount of $.5 million. Excluding the write-down of goodwill, the technical environmental services segment recorded income before taxes of $.2 million in the second quarter of 2001 compared with income before taxes of $.1 million in the second quarter of 2000. The increase in income before taxes is primarily the result of improved operating margins of both the remediation and engineering and consulting businesses partially offset by the increased loss before taxes of the analytical laboratory business.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $4.2 million in the second quarter of 2001 compared with $5.1 million in the second quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the level of disposal brokerage and management services provided. Income before taxes decreased to $.2 million in the second quarter of 2001 compared with $.3 million in the second quarter of 2000 as a result of decreased net operating revenues.

Avalon's golf and related operations segment consists primarily of the operation of a golf course and travel agency. The golf course, which is located in Warren, Ohio, was closed during the first quarter and part of the second quarter of 2001 due to seasonality. The golf course resumed operations during May 2001. Net operating revenues for the golf and related operations segment increased to $.3 million in the second quarter of 2001 compared with $.2 million in the second quarter of 2000. The net operating revenues in the second quarter of 2000 are primarily related to the travel agency. During the second quarter of 2000, the golf course was closed while significant capital improvements were being made to the course. The golf and related operations segment incurred a loss before taxes of $.3 million in both the second quarter of 2001 and 2000. The loss before taxes of the golf and related operations segment is primarily as a result of the increased expenses of the golf course operations and the fact that the golf course was closed during the first six weeks of the second quarter of 2001.

Interest income

Interest income decreased to $.1 million in the second quarter of 2001 compared with $.2 million in the second quarter of 2000 primarily due to a decrease in investment rates during the second quarter of 2001 compared with the prior year quarter.

General corporate expenses

General corporate expenses were $.8 million in both second quarter of 2001 and 2000.

Net income

Avalon incurred a net loss of $.9 million in the second quarter of 2001 compared with a net loss of $.2 million in the second quarter of the prior year.
Avalon's overall effective tax rate, including the effect of state income tax provisions, was 19% in the second quarter of 2001 compared with 50% in the prior year's second quarter. The overall effective rate is different than statutory rates primarily due to state income taxes, the nondeductibility for tax purposes of the amortization and write-down of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.

Performance in the First Six Months of 2001 compared with the First Six Months of 2000

Segment performance

Net operating revenues of the transportation services segment decreased to $17.5 million for the first six months of 2001 compared with $24.1 million for the first six months of the prior year. The decrease is primarily attributable to a significant decrease in the net operating revenues of the transportation brokerage operations and a decrease in the transportation of hazardous waste. The decrease in net operating revenues of the transportation brokerage operations is primarily because the net operating revenues in the first six months of 2000 included significant revenues related to a one-time project in the New England states. The decreased net operating revenues for the transportation of hazardous waste was primarily as a result of a decline in the volume of hazardous waste transportation for certain customers. The transportation services segment incurred a loss before taxes of $.1 million for the first six months of 2001 compared with income before taxes of $.2 million for the first six months of the prior year. The decrease is primarily the result of the significant decrease in the level of business of both the transportation brokerage operations and the transportation of hazardous waste.

Net operating revenues of the technical environmental services segment decreased to $9.9 million in the first six months of 2001 compared with $13.5 million in the first six months of 2000. The decrease is primarily attributable to a decrease in net operating revenues of the remediation services business, the engineering and consulting business and analytical laboratory business. The analytical laboratory business of Avalon's technical environmental services operations has experienced operating losses due to increased competition and operational inefficiencies. As a result, during the second quarter of 2001, the laboratory operations implemented a reduction and reorganization of its workforce. Although Avalon believes the operational inefficiencies have been appropriately addressed, the analytical laboratory business has not been able to increase net operating revenues to a level necessary to cover the costs associated with the laboratory operations, many of which are fixed. Therefore, in accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair market value of the long-lived assets based upon quoted market prices. As a result, the Company recorded a write-down of goodwill in the amount of $.5 million. Excluding the write-down of goodwill, income before taxes for the first six months of 2001 decreased to $.2 million compared with $ .3 million for the first six months of the prior year. The decrease is primarily the result of a decrease in the level of services provided by the analytical laboratory operations and remediation business. The analytical laboratory operations incurred significantly larger losses before taxes for the first six months of 2001 compared with the first six months of the prior year which offset the increased income before taxes of the engineering and consulting business. The engineering and consulting business incurred a loss before taxes for the first six months of 2000.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $8.9 million in the first six months of 2001 compared with $10.6 million in the first six months of 2000. The decrease in net operating revenues is primarily the result of a decrease in the level of disposal brokerage and management services provided. Income before taxes decreased to $.4 million for the first six months of 2001 compared with $.6 million for the first six months of the prior year as a result of the decreased net operating revenues.

Avalon's golf and related operation segment consists primarily of the operations of a golf course and travel agency. The golf course, which is located in Warren, Ohio, was closed during the first quarter and part of the second quarter of 2001 due to seasonality. The golf course resumed operations during May 2001. The golf course was closed during the first six months of 2000 to make significant capital improvements. Net operating revenues for the golf and related operations segment increased to $.5 million for the first six months of 2001 compared with $.3 million of the first six months of 2000. The net operating revenues for the first six months of 2000 are primarily related to the travel agency. Net operating revenues of the travel agency declined slightly during the first six months of 2001 compared with the first six months of 2000. The golf and related operations segment incurred a loss before taxes of $.5 million in the first six months of 2001 compared with a loss before taxes of $.4 million in the first six months of the prior year. The loss before taxes of the golf and related operations segment is primarily as a result of the increased expenses of the golf course operations and the fact that the golf course was closed for the first four and a half months of 2001.

Interest Income

Interest income decreased to $.3 million for the first six months of 2001 compared with $.5 million for the first six months of the prior year, primarily due to a decline in the average amount of cash and cash equivalents and short-term investments during the first six months of 2001 compared with the first six months of the prior year and a decrease in investment rates.

General Corporate Expenses

General corporate expenses decreased to $1.6 million in the first six months of 2001 compared with $1.7 million for the first six months of the prior year. Such decrease is primarily the result of a decrease in various administrative expenses.

Net Income

Avalon recorded a net loss of $1.4 million in the first six months of 2001 compared with a net loss of $.3 million in the first six months of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 26% in the first six months of 2001 compared with 50% in the first six months of the prior year. The effective tax rate for the current and prior year period is different than the federal statutory rates due to state income taxes, the nondeductibility for tax purposes of the amortization and write-down of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.

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

Avalon's transportation operations utilize power units which are subject to long-term leases. A decrease in the level of transportation services provided has resulted in the under utilization of many of these power units. Continuing under utilization of these power units as a result of decreased net operating revenues or otherwise, will adversely impact the future financial performance of the transportation operations.

Competitive pressures continue to impact the financial performance of Avalon's transportation services, technical environmental services and waste disposal brokerage and management services. A decline in the rates which customers are willing to pay could adversely impact the future financial performance of Avalon.

The analytical laboratory business of the technical environmental services operations has experienced significant losses before taxes as a result of a decline in net operating revenues and operational inefficiencies. As a result, during the second quarter of 2001, the laboratory operations implemented a reduction and reorganization of its workforce. Avalon believes that the operational inefficiencies have been appropriately addressed, however, failure to increase net operating revenues will continue to adversely impact the future financial performance of the analytical laboratory business because of the fixed nature of many of the costs associated with the laboratory operations.

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

                              AVALON HOLDINGS CORPORATION
                              (Registrant)



Date: August 13, 2001         By:            /s/ Timothy C. Coxson
    -------------------          --------------------------------------------
                              Timothy C. Coxson, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)