Form 10-Q
period 2001-09-30
AVALON HOLDINGS CORP
filed 2001-11-13
CIK 1061069

                                      2001
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of November 6, 2001.

================================================================================

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Condensed Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 2001 and 2000 (Unaudited)........................................     3

    Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited)
    and December 31, 2000.......................................................................     4

    Condensed Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 2001 and 2000 (Unaudited)........................................     5

    Notes to Condensed Consolidated Financial Statements (Unaudited)............................     6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................    11


PART II.  OTHER INFORMATION

    Item 1.     Legal Proceedings...............................................................     18

    Item 2.     Changes in Securities and Use of Proceeds.......................................     18

    Item 3.     Defaults upon Senior Securities ................................................     18

    Item 4.     Submission of Matters to a Vote of Security Holders ............................     18

    Item 5.     Other Information ..............................................................     18

    Item 6.     Exhibits and Reports on Form 8-K ...............................................     18


SIGNATURE.......................................................................................     19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                        ------------------------------     -----------------------------
                                                            2001             2000             2001             2000
                                                        -------------     ------------     ------------    -------------
Net operating revenues...............................   $   22,270        $  21,968        $   56,466      $   64,683


Cost and expenses:

Cost of operations...................................       19,773           19,766            50,612          58,317

Write-down of costs in excess of fair market
   value of net assets of acquired businesses........           --               --               486              --

Selling, general and administrative expense..........        2,740            2,714             8,003           8,024
                                                        ----------        ---------        ----------      ----------

Loss from operations.................................         (243)           ( 512)           (2,635)         (1,658)

Other income:

Interest income......................................          126              220               454             700

Other income, net....................................          136              217               246             233
                                                        ----------        ---------        ----------      ----------

Income (loss) before income taxes....................           19              (75)           (1,935)           (725)
Income tax expense (benefit) ........................         (145)              93              (653)           (232)
                                                        ----------        ---------        ----------      ----------
Net income (loss)....................................   $      164        $    (168)       $   (1,282)     $     (493)
                                                        ==========        =========        ==========      ==========

Basic net income (loss) per share ...................   $      .04        $    (.04)       $     (.34)     $     (.13)
                                                        ==========        =========        ==========      ==========
Weighted average shares outstanding (Note 2).........        3,803            3,803             3,803           3,803
                                                        ==========        =========        ==========      ==========

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                                     September 30,       December 31,
                                                                                         2001               2000
                                                                                     ------------      --------------
Assets                                                                                (Unaudited)
------
Current assets:
   Cash and cash equivalents....................................................     $    14,044       $     11,022
   Short-term investments.......................................................               6                759
   Accounts receivable, net.....................................................          15,269             16,156
   Refundable income taxes......................................................              --                327
   Deferred income taxes........................................................             564                564
   Prepaid expenses and other current assets....................................           2,704              2,124
                                                                                     -----------       ------------
     Total current assets.......................................................          32,587             30,952

Properties and equipment, less accumulated depreciation
   and amortization of $17,346 in 2001 and $16,670 in 2000......................          28,644             30,099
Costs in excess of fair market value of net assets of acquired
   businesses, net..............................................................             548              1,082
Other assets, net...............................................................             143                177
                                                                                     -----------       ------------
     Total assets...............................................................     $    61,922       $     62,310
                                                                                     ===========       ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Accounts payable.............................................................     $     6,794       $      5,242
   Accrued payroll and other compensation.......................................           1,599              1,249
   Accrued income taxes.........................................................             470                596
   Other accrued taxes..........................................................             300                305
   Other liabilities and accrued expenses.......................................           1,457              1,831
                                                                                     -----------       ------------
     Total current liabilities..................................................          10,620              9,223

Deferred income taxes...........................................................             736              1,239
Other noncurrent liabilities ...................................................             120                120

Shareholders' equity:
   Class A Common Stock, $.01 par value.........................................              32                 32
   Class B Common Stock, $.01 par value.........................................               6                  6
   Paid-in capital..............................................................          58,096             58,096
   Accumulated deficit..........................................................          (7,688)            (6,406)
                                                                                     -----------       ------------
     Total shareholders' equity.................................................          50,446             51,728
                                                                                     -----------       ------------
     Total liabilities and shareholders' equity.................................     $    61,922       $     62,310
                                                                                     ===========       ============

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements
of Cash Flows (Unaudited) (in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                              2001         2000
                                                                                           ----------   -----------
Operating activities:
   Net loss ............................................................................   $  (1,282)   $     (493)
   Reconciliation of net loss  to cash from operating activities:
       Depreciation and amortization....................................................       2,373         2,407
       Write-down in costs in excess of fair market value of net assets of
         acquired businesses............................................................         486            --
       Provision for deferred income tax benefit........................................        (503)          (20)
       Provision for losses on accounts receivable......................................         102           130
       Gain on sales and disposal of property and equipment.............................        (150)         (106)
       Changes in assets and liabilities
           Accounts receivable..........................................................         785        (1,512)
           Refundable income taxes......................................................         327            --
           Prepaid expenses and other current assets....................................        (580)         (639)
           Other assets.................................................................          31            (4)
           Accounts payable.............................................................       1,552           936
           Accrued payroll and other compensation.......................................         350          (549)
           Accrued income taxes.........................................................        (126)         (305)
           Other accrued taxes..........................................................          (5)         (401)
           Other liabilities and accrued expenses.......................................        (374)           56
                                                                                           ----------   ----------
                Net cash provided by (used in) operating activities.....................       2,986          (500)
                                                                                           -----------  ----------

Investing activities:
   Purchases and sales of short-term investments, net...................................         753        (1,483)
   Capital expenditures.................................................................      (1,048)       (6,391)
   Proceeds from sales of property and equipment........................................         331           278
                                                                                           ---------    ----------
                Net cash provided by (used in) investing activities.....................          36        (7,596)
                                                                                           ---------    ----------


Increase (decrease) in cash and cash equivalents........................................       3,022        (8,096)
Cash and cash equivalents at beginning of year..........................................      11,022        18,726
                                                                                           ---------    ----------
Cash and cash equivalents at end of period..............................................   $  14,044    $   10,630
                                                                                           =========    ==========

Noncash investing activities:
  Capital expenditures of $884 are included in Accounts Payable at September 30, 2000.

See accompanying notes to condensed consolidated financial statements.

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2001


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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2001, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2001 and 2000.

Note 3.  Short-Term Investments

Avalon's securities investments that are principally held with the intent of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Trading securities are included in the Condensed Consolidated Balance Sheet under the caption "Short-term investments".

Note 4.  Comprehensive Income

Avalon has no item that qualifies as a component of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and, therefore, comprehensive income equals net income for all periods presented.

Note 5.  Long-lived Asset Impairment

The analytical laboratory business of Avalon's technical environmental services operations has experienced operating losses due to increased competition and operational inefficiencies. As a result, during the second quarter of 2001, the analytical laboratory operations implemented a reduction and reorganization of its workforce. Although Avalon believes the operational inefficiencies have been appropriately addressed, the analytical laboratory business has not been able to increase its net operating revenues to a level necessary to cover the continuing costs associated with the laboratory operations, many of which are fixed. Therefore, in accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair market value of the long-lived assets based upon quoted market prices and comparing such fair market values to Avalon's carrying value. As a result, the Company recorded a write-down of goodwill in the amount of $.5 million in the second quarter of 2001.

Note 6. Legal Matters

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility which facility is subject to remedial action under Indiana Environmental Laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. A large number of waste generators and other waste transportation and disposal companies were also identified as responsible or potentially responsible parties with respect to this facility. During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. Avalon's total liability for the allocated costs under the Participation Agreement was approximately $71,000, which Avalon has paid.

The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon's total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is $120,000 which amount is included in the Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities." The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability of this matter will be consistent with the amounts recorded on Avalon's financial statements.

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

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income (loss) before taxes to consolidated income
(loss) before taxes is as follows (in thousands):

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                               -----------------------     ------------------------
                                                                  2001          2000          2001          2000
                                                               -----------    --------     ----------     ---------
Net operating revenues from:
Transportation services:
  External customers revenues.............................     $     8,106    $ 10,603     $   23,323     $  31,512
  Intersegment revenues...................................           1,461       1,614          3,772         4,779
                                                               -----------    --------     ----------     ---------
  Total transportation services...........................           9,567      12,217         27,095        36,291
                                                               -----------    --------     ----------     ---------

Technical environmental services:
  External customers revenues.............................           6,058       7,324         15,970        20,783
  Intersegment revenues...................................               6          15             16            60
                                                               -----------    --------     ----------     ---------
  Total technical environmental services..................           6,064       7,339         15,986        20,843
                                                               -----------    --------     ----------     ---------

Waste disposal brokerage and management:
  External customers revenues.............................           7,629       3,833         16,303        11,889
  Intersegment revenues...................................             225       1,687            491         4,189
                                                               -----------    --------     ----------     ---------
  Total waste disposal brokerage and management
    services..............................................           7,854       5,520         16,794        16,078
                                                               -----------    --------     ----------     ---------

Golf and related operations:
  External customers revenues                                          477         203            870           416
  Intersegment revenues...................................              29          49            120           185
                                                               -----------    --------     ----------     ---------
  Total golf and related operations.......................             506         252            990           601
                                                               -----------    --------     ----------     ---------

Other businesses:
  External customers revenues.............................              --           5             --            83
  Intersegment revenues...................................              --          --             --            --
                                                               -----------    --------     ----------     ---------
  Total other businesses..................................              --           5             --            83
                                                               -----------    --------     ----------     ---------

  Segment operating revenues..............................          23,991      25,333         60,865        73,896
  Intersegment eliminations...............................          (1,721)     (3,365)        (4,399)       (9,213)
                                                               -----------    --------     ----------     ---------
  Total net operating revenues............................     $    22,270    $ 21,968     $   56,466     $  64,683
                                                               -----------    --------     ----------     ---------

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            -----------------------        ------------------------
                                                               2001        2000               2001          2000
                                                            -----------  ----------        ----------     ---------
Income (loss) before taxes:
  Transportation services.................................  $    160     $     627         $     22       $     845
  Technical environmental services........................       339            92               36             388
  Waste disposal brokerage and management
    services..............................................       446           439              838           1,054
  Golf and related operations.............................      (119)         (378)            (633)           (759)
  Other businesses........................................         7           (84)               4            (190)
                                                            --------     ---------         --------       ---------
  Segment income before taxes.............................       833           696              267           1,338

  Corporate interest income...............................        94           180              335             608
  Corporate other income, net.............................        (5)           18                6              30
  General corporate expenses..............................      (903)         (969)          (2,543)         (2,701)
                                                            --------     ---------         --------       ---------
  Income (loss) before taxes..............................  $     19     $     (75)        $ (1,935)      $    (725)
                                                            --------     ---------         --------       ---------

Other significant noncash items
  Write-down of costs in excess of fair market value
    of net assets of acquired businesses:
    Technical environmental services......................  $     --     $      --         $    486       $      --
                                                            --------     ---------         --------       ---------
       Total..............................................  $     --     $      --         $    486       $      --
                                                            --------     ---------         --------       ---------

Interest income:

  Transportation services.................................. $     14     $      19         $     51       $      42
  Technical environmental services........................         7            10               29              22
  Waste disposal brokerage and management
    services..............................................         9             9               34              24
  Golf and related operations.............................         2             2                5               4
  Corporate...............................................        94           180              335             608
                                                            --------     ---------         --------       ---------
       Total..............................................  $    126     $     220         $    454       $     700
                                                            --------     ---------         --------       ---------

                                                                    September 30,    December 31,
                                                                        2001            2000
                                                                    -------------   -------------
Identifiable assets:
  Transportation services.................................          $    13,939      $   14,365
  Technical environmental services........................               12,618          14,253
  Waste disposal brokerage and management
    services..............................................                4,482           4,027
  Golf and related operations.............................               12,361          12,238
  Other businesses........................................                   65              67
  Corporate...............................................               31,539          31,246
                                                                    -----------      ----------
       Sub Total..........................................               75,004          76,196
  Elimination of Intersegment Receivables.................              (13,082)        (13,886)
                                                                    -----------      ----------
       Total..............................................          $    61,922      $   62,310
                                                                    ===========      ==========

Note 8.  Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for Avalon are as follows:

 .   All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
 .   Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
 .   Goodwill, as well as intangible assets with indefinite lives, acquired after
    June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
 .   Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
 .   All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Avalon will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002 at which time annual and quarterly goodwill amortization of $41,300 and $10,325, respectively, will no longer be recognized. By December 31, 2002 Avalon will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002 as a cumulative effect of a change in accounting principle.

On August 16, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. Although management is still reviewing the provisions of this Statement, its preliminary assessment is that this Statement will not have a material impact on Avalon's financial position or results of operations.

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Although management is still reviewing the provisions of this Statement, its preliminary assessment is that this Statement will not have a material impact on Avalon's financial position or results of operations.

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


Liquidity and Capital Resources

For the first nine months of 2001, Avalon utilized cash provided by operations to fund capital expenditures and meet operating needs.

During the first nine months of 2001, capital spending for Avalon totaled approximately $1 million which was principally related to capital improvements to the golf course and to a lesser extent the purchase of equipment for Avalon's transportation and technical environmental services operations. Avalon's capital spending in 2001, is expected to be in the range of $1.5 million to $2.0 million which will be principally for capital improvements to the golf course, golf course related facilities and additional transportation equipment.

Working capital was $22 million at both September 30, 2001 and December 31,
2000.

The decrease in Accounts Receivable at September 30, 2001 compared with December 31, 2000 is primarily due to a decrease in the average days outstanding of the accounts receivable at September 30, 2001 when compared to December 31, 2000.

The increase in Prepaid Expenses and other current assets is primarily due to the renewal of the Company's insurance program in September 2001.

The increase in Accounts Payable at September 30, 2001 compared with December 31, 2000 is primarily the result of higher insurance premiums payable at September 30, 2001 because of the timing of the annual renewal of the Company's insurance program and increased accounts payable relating to remediation projects and projects of the waste disposal brokerage operations.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2001 increased to $22.3 million compared with $22.0 million in the prior year's third quarter. Cost of operations were $19.8 million in both the third quarter of 2001 and 2000. Avalon recorded net income of $.2 million or $.04 per share for the third quarter of 2001 compared with a net loss of $.2 million or a loss of $.04 per share for the third quarter of 2000. For the first nine months of 2001, net operating revenues decreased to $56.5 million compared with $64.7 million for the first nine months of 2000. Cost of operations were $50.6 million for the first nine months of 2001 compared with $58.3 million for the first nine months of the prior year. During the first nine months of 2001, Avalon recorded a net loss of $1.3 million or a loss of $.34 per share compared with a net loss of $.5 million or a loss of $.13 per share for the first nine months of 2000.

Performance in the Third Quarter of 2001 compared with the Third Quarter of 2000

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $9.6 million in the third quarter of 2001 compared with $12.2 million in the third quarter of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of industrial and hazardous waste. The transportation services segment recorded income before taxes of $.2 million for the third quarter of 2001 compared with income before taxes of $.6 million for the third quarter of 2000. The decrease is primarily the result of a decline in the level of business of both the transportation brokerage operations and the transportation of industrial and hazardous waste.

Net operating revenues of the technical environmental services segment decreased to $6.1 million in the third quarter of 2001 compared with $7.3 million in the third quarter of the prior year. The decrease in net operating revenues was primarily the result of a decrease in the net operating revenues of the engineering and consulting business and to a lesser extent the analytical laboratory business and remediation services business. The decrease in net operating revenues of the engineering and consulting business and the laboratory business is primarily as a result of a decline in the level of business. Although the total net operating revenues of the remediation business declined, the net operating revenues relating to services performed by employees of the remediation business increased, while the net operating revenues relating to services performed by subcontractors, at little or no mark up, declined. The increase in the net operating revenues for the services performed by employees of the remediation business is primarily related to a single significant project. The technical environmental services segment recorded income before taxes of $.3 million in the third quarter of 2001 compared with income before taxes of $.1 million in the third quarter of 2000. The increase in income before taxes is primarily the result of improved operating margins of both the remediation and engineering and consulting businesses partially offset by the increased loss before taxes of the analytical laboratory business.

Net operating revenues of the waste disposal brokerage and management services segment increased to $7.9 million in the third quarter of 2001 compared with $5.5 million in the third quarter of the prior year. The increase in net operating revenues is primarily related to the net operating revenues associated with a significant project during the third quarter of 2001. Income before taxes was $.4 million in both the third quarter of 2001 and the third quarter of 2000. Despite the increase in net operating revenues, income before taxes remained approximately the same primarily due to increased selling and administrative expenses.

Avalon's golf and related operations segment consists primarily of the operation of a golf course and travel agency. Net operating revenues for the golf and related operations segment increased to $.5 million in the third quarter of 2001 compared with $.2 million in the third quarter of 2000. During most of the third quarter of 2000, the golf course was closed while significant capital improvements were being made to the course. The golf and related operations segment incurred a loss before taxes of $.1 million in the third quarter of 2001 compared with a loss before taxes of $.4 million in the prior year quarter. The improved results are primarily as a result of the additional golf revenues in the third quarter of 2001 compared with the prior year quarter partially off set by increased expenses of the golf course operations.

Interest income

Interest income decreased to $.1 million in the third quarter of 2001 compared with $.2 million in the third quarter of 2000 primarily due to a decrease in investment rates during the third quarter of 2001 compared with the prior year quarter partially offset by a slight increase in the average amount of cash and cash equivalents during the third quarter of 2001 compared with the prior year quarter.

General corporate expenses

General corporate expenses were $.9 million in the third quarter of 2001 compared with $1 million in the third quarter of the prior year. Such decrease is primarily the result of a decrease in various administrative expenses.

Net income

Avalon recorded net income of $.2 million in the third quarter of 2001 compared with a net loss of $.2 million in the third quarter of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was adjusted during the third quarter of 2001 to reflect changes in projected results for 2001. The overall effective rate is different than statutory rates primarily due to state income taxes, the nondeductibility for tax purposes of the amortization and write-down of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.

Performance in the First Nine Months of 2001 compared with the First Nine Months of 2000

Segment performance

Net operating revenues of the transportation services segment decreased to $27.1 million in the first nine months of 2001 compared with $36.3 million in the first nine months of the prior year. The decrease is primarily attributable to a significant decrease in the net operating revenues of the transportation brokerage operations and a decrease in the transportation of hazardous waste. The decrease in net operating revenues of the transportation brokerage operations is primarily because the net operating revenues in the first nine months of 2000 included significant revenues related to a one-time project in the

New England states. The decreased net operating revenues for the transportation of hazardous waste is primarily as a result of a decline in the volume of hazardous waste transportation for certain customers. The transportation services segment recorded income before taxes of $22,000 in the first nine months of 2001 compared with income before taxes of $.8 million in the first nine months of the prior year. The decrease is primarily the result of the significant decrease in the level of business of both the transportation brokerage operations and the transportation of hazardous waste.

Net operating revenues of the technical environmental services segment decreased to $16 million in the first nine months of 2001 compared with $20.8 million in the first nine months of 2000 because of decreased net operating revenues of all operations except for the captive landfill management operations which remained unchanged. The decrease in net operating revenues of the engineering and consulting business and the laboratory business is primarily as a result of a decline in the level of business. Although the total net operating revenues of the remediation business declined, the net operating revenues relating to services performed by employees of the remediation business increased, while the net operating revenues relating to services performed by subcontractors, at little or no mark up, declined. The increase in the net operating revenues for services performed by employees of the remediation business is primarily related to a single significant project. The analytical laboratory business of Avalon's technical environmental services operations has experienced operating losses due to increased competition and operational inefficiencies. As a result, during the second quarter of 2001, the laboratory operations implemented a reduction and reorganization of its workforce. Although Avalon believes the operational inefficiencies have been appropriately addressed, the analytical laboratory business has not been able to increase net operating revenues to a level necessary to cover the costs associated with the laboratory operations, many of which are fixed. Therefore, in accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair market value of the long-lived assets based upon quoted market prices and comparing such fair market values to Avalon's carrying value. As a result, the Company recorded a write-down of goodwill in the amount of $.5 million. Excluding the write-down of goodwill, income before taxes of the technical environmental services segment in the first nine months of 2001 increased to $.5 million compared with $.4 million in the first nine months of the prior year. The increase is primarily the result of improved operating margins and decreased selling and general administrative expenses of the engineering and consulting business. The analytical laboratory operations incurred significantly larger losses before taxes in the first nine months of 2001 compared with the first nine months of the prior year which offset the increased income before taxes of the engineering and consulting business. The engineering and consulting business incurred a loss before taxes for the first nine months of 2000.

Net operating revenues of the waste disposal brokerage and management services segment increased to $16.8 million in the first nine months of 2001 compared with $16.1 million in the first nine months of 2000. The increase in net operating revenues is primarily related to the net operating revenues associated with a significant project during the third quarter of 2001. Excluding the net operating revenues associated with this project, there was a decrease in net operating revenues as a result of a decline in the level of disposal brokerage and management services provided. Income before taxes decreased to $.8 million in the first nine months of 2001 compared with $1.1 million in the first nine months of the prior year as a result of the increased selling and general administrative expenses.

Avalon's golf and related operations segment consists primarily of the operation of a golf course and travel agency. The golf course, which is located in Warren, Ohio, was closed during the first quarter and part of the second quarter of 2001 due to seasonality. The golf course resumed operations during May 2001. The golf course was closed during most of the first nine months of 2000 to make significant capital improvements. Net operating revenues for the golf and related operations segment increased to $1 million in the first nine months of 2001 compared with $.6 million in the first nine months of 2000. The net operating revenues for the first nine months of 2000 are primarily related to the travel agency. Net operating revenues of the travel agency declined slightly during the first nine months of 2001 compared with the first nine months of 2000. The golf and related operations segment incurred a loss before taxes of $.6 million in the first nine months of 2001 compared with a loss before taxes of $.8 million in the first nine months of the prior year. The improved results are primarily as a result of additional golf revenues in the third quarter of 2001 partially offset by increased expenses of the golf course operations.

Interest Income

Interest income decreased to $.5 million in the first nine months of 2001 compared with $.7 million in the first nine months of the prior year, primarily due to a decrease in investment rates during the first nine months of 2001 compared with the first nine months of the prior year.

General Corporate Expenses

General corporate expenses decreased to $2.5 million in the first nine months of 2001 compared with $2.7 million in the first nine months of the prior year. The decrease is primarily the result of a decrease in various administrative expenses.

Net Income

Avalon recorded a net loss of $1.3 million in the first nine months of 2001 compared with a net loss of $.5 million in the first nine months of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 33.7% in the first nine months of 2001 compared with 32% in the first nine months of the prior year. The effective tax rate for the current and prior year period is different than the federal statutory rates due to state income taxes, the nondeductibility for tax purposes of the amortization and write-down of costs in excess of fair market value of net assets of acquired businesses and other nondeductible expenses.

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

Avalon's transportation operations utilize power units which are subject to long-term leases. A decrease in the level of transportation services provided has resulted in the under utilization of many of these power units. Continuing under utilization of these power units will adversely impact the future financial performance of the transportation operations.

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

As a result of the significant capital improvements to Avalon's golf course, the greens fees charged customers to play a round of golf have been increased substantially. Although Avalon believes that the capital improvements made to the golf course justify the increased greens fees and will result in increased net operating revenues and increased income before taxes, such increases have not been realized and there can be no assurance as to when such increases will be attained.

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


                                   AVALON HOLDINGS CORPORATION
                                   (Registrant)



Date: November 12, 2001            By:  /s/ Timothy C. Coxson
      ----------------------       --------------------------------------------
                                   Timothy C. Coxson, Chief Financial Officer
                                   and Treasurer (Principal Financial and
                                   Accounting Officer and Duly Authorized
                                   Officer)