Form 10-K405
period 2001-12-31
AVALON HOLDINGS CORP
filed 2002-03-22
CIK 1061069

                                     2001
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                        ______________________________

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             for the transition period from__________to__________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 14, 2002 was $8.7 million. Assuming that the market value of Avalon Holdings Corporation's Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 14, 2002 was approximately $4,100. The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of March 1, 2002.

                      Documents Incorporated by Reference

1. Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2001 (Parts I and II of Form 10-K).
2. Portions of the Avalon Holdings Corporation Proxy Statement dated March 22, 2002 (Part III of Form 10-K).
================================================================================

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
                       _________________________________

As used in this report, the terms "Avalon," "Company," and "Registrant" mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

                       _________________________________
                               TABLE OF CONTENTS

Part I                                                                                           Page
                                                                                                 ----
 Item 1.    Business............................................................................   1
 Item 2.    Properties..........................................................................   6
 Item 3.    Legal Proceedings...................................................................   6
 Item 4.    Submission of Matters to a Vote of Security Holders.................................   7

Part II

 Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...........   8
 Item 6.    Selected Financial Data.............................................................   8
 Item 7.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations.......................................................................   8
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..........................   8
 Item 8.    Financial Statements and Supplementary Data.........................................   8
 Item 9.    Changes in and Disagreements with Accountants on Accounting and  Financial
            Disclosure..........................................................................   8

Part III

 Item 10.   Directors and Executive Officers of the Registrant..................................   9
 Item 11.   Executive Compensation..............................................................  10
 Item 12.   Security Ownership of Certain Beneficial Owners and Management......................  10
 Item 13.   Certain Relationships and Related Transactions......................................  10

Part IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  11

Signatures......................................................................................  13

                      Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon's 2001 Annual Report to Shareholders (hereinafter referred to as the "Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART 1

ITEM 1.  BUSINESS

Spin-off
--------

  Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. ("AWS"), AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon also assumed certain liabilities of AWS. On June 17, 1998 AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the "Spin-off").

General
-------

  Avalon was incorporated in Ohio on April 30, 1998 solely for the purpose of effecting the Spin-off. Avalon is a holding company which owns subsidiaries that historically performed the transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations of AWS.

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

  In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon's 26,000 square foot office building to serve as its corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. ("ALGI") acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. ALGI became a subsidiary of Avalon as a result of the Spin-off.

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

Business Segments Information
-----------------------------

  Avalon's business segments are transportation services, technical environmental services, waste disposal brokerage and management services, and golf and related operations. The transportation services, technical environmental services and waste disposal brokerage and management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. Avalon's transportation services segment provides transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities and the brokerage and management of transportation services. For the years 2001, 2000 and 1999, the net operating revenues of the transportation services segment represented approximately 44%, 48% and 45%, respectively, of Avalon's total segments' net operating revenues. Avalon's technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation and captive landfill management services. For the years 2001, 2000 and 1999, the net operating revenues of the technical environmental services segment represented approximately 27%, 28% and 32%, respectively, of Avalon's total segments' net operating revenues. Avalon's waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services. For the years 2001, 2000 and 1999, the net operating revenues of the waste disposal brokerage and management services segment represented approximately 28%, 23% and 21%, respectively, of Avalon's total segments' net operating revenues. Avalon's golf course and related operations segment operates an 18-hole golf course and a travel agency. For the years 2001, 2000 and 1999, the net operating revenues of the golf and related operations segment represented approximately 1%, 1%, and 2%, respectively, of Avalon's total segments' net operating revenues.

Transportation Services

  Avalon's transportation subsidiaries transport waste and other materials on behalf of customers within the United States and portions of Canada and provide transportation brokerage and management services. The transportation operations have the equipment and the expertise to transport virtually all types of waste and most commodity products.

  DartAmericA, Inc. through its subsidiaries (collectively, "Dart"), headquartered in Warren, Ohio, is engaged in the transportation of waste and is a common carrier of both general and bulk commodities. Dart, which commenced operations in 1965, also engages in the brokerage and management of transportation.

  Dart is a fully licensed hazardous and nonhazardous waste carrier. Approximately 70%, 79% and 72% of the revenue generated by Dart in 2001, 2000 and 1999, respectively, related to the transportation of waste. Hazardous waste represented 36%, 37% and 56% of Dart's waste transportation revenues in 2001, 2000 and 1999, respectively.

  Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 30%, 21% and 28% of its revenues in 2001, 2000 and 1999, respectively, from the transportation of general and bulk commodities, such as coal, salt, sand, ash, steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

  A substantial number of the truck power units and trailers used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from carriage. Many of the approximately 60 to 80 independent truckers who regularly provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of automotive liability insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart. See Item 2--"Properties."

  Waste is transported by roll-off trailers, specialized tankers, van trailers, dump trailers, walking floor trailers or flatbed trailers to treatment and disposal facilities. Dart leases roll-off containers to customers which fill the containers with waste as it is generated. Using specially designed trailers, Dart periodically picks up and replaces the containers, which it transports to approved facilities for disposal. In connection with its transportation of municipal solid waste, Dart also provides loading services at several customer owned municipal solid waste transfer stations. See Item 2-- "Properties."

  Dart also provides transportation brokerage and management services to a variety of customers. Dart maintains lists of approved transporters, which it periodically reviews and updates, and Dart will only engage transporters that it believes are reliable and efficient in providing the services required in accordance with Dart's standards. The waste transportation brokerage and management operations of Envirco Transportation Management, Inc. have been consolidated with the operations of Dart.

  During 2001, four customers of the transportation services segment accounted for approximately 13%, 10%, 10% and 10%, respectively, of the segment's net operating revenues to external customers.

Technical Environmental Services

  The Earth Sciences Companies, headquartered in Export, Pennsylvania, provide a wide range of technical environmental services, including environmental impact studies, landfill design, permitting, site assessments, waste management and minimization, consulting, laboratory services, site remediation, and environmentally related construction activities, including conducting landfill closures and performing facility decommissioning activities, including those subject to the jurisdiction of the Nuclear Regulatory Commission. These companies also provide hazardous and nonhazardous waste management, groundwater remediation and underground storage tank management. The Earth Sciences Companies are often engaged to perform a remedial investigation/feasibility study, which first entails performing a site assessment involving the gathering of samples from a contaminated site, followed by laboratory analyses to establish or verify the nature and extent of the contaminants. Alternative solutions to remedy the particular problem are then developed, evaluated and presented to the client. The Earth Sciences Companies are equipped to implement the mitigation and decontamination program then selected by the client and approved by the appropriate regulatory agency. When implementing such a program, the Earth Sciences Companies may employ the transportation, waste management and/or brokerage services of its affiliated companies. The Earth Sciences Companies also possess the expertise to perform the evaluation and analysis necessary to advise clients on compliance with federal and state environmental regulations, and have assisted clients in developing waste management and compliance policies, including the development of plans for waste minimization and disposal. The Earth Sciences Companies also provide services related to the evaluation of the environmental condition of real estate for law firms, banks or potential purchasers, as well as expert environmental testimony in legal proceedings.

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

  During 2001, one customer of the technical environmental services segment accounted for approximately 22% of the segment's net operating revenues to external customers as a result of a single remediation project.

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

  These procedures are important to both AWMS and its customers because the key to proper handling of waste is accurate identification. Hazardous waste which is not identified as such and thus improperly disposed of can result in substantial liability to the waste generator, the disposal facility, AWMS and potentially to all other waste generators that have used the disposal site. Conversely, waste that could safely and legally be disposed of in a solid waste landfill but is instead sent to a hazardous waste facility for treatment and disposal will result in substantial and unnecessary expense to the generator.

  During 2001, one customer of the waste disposal brokerage and management services segment accounted for approximately 11% of the segment's net operating revenues to external customers as a result of a single project.

Golf and Related Operations

  Avalon Lakes Golf, Inc. ("ALGI") owns and operates a travel agency and a Pete Dye designed championship golf course located in Warren, Ohio. ALGI hosted a Ladies Professional Golf Association ("LPGA") tournament event from 1994 through 2000. During the third quarter of 1999, ALGI closed the golf course to make significant capital improvements to the course and related facilities. The golf course resumed operations on a limited basis during the third quarter of 2000. ALGI generates its revenue from greens fees, cart rentals, merchandise sales and booking travel reservations. Although the redesigned golf course will continue to be available to the general public, in anticipation of national recognition of the course, during 2001, Avalon created the Avalon Lakes Golf Club. Membership requires payment of a one-time initiation fee as well as annual dues. Members receive several benefits including reduced green fees and preferential tee times. As a result of ALGI being located in northeast Ohio, the golf course is significantly dependent upon weather conditions during the golf season. See
Item 2 - "Properties".

Governmental Regulations

  As with other transportation companies, Avalon's transportation operations must comply with Federal Motor Carrier Safety Regulations as promulgated by the United States Department of Transportation. In order to transport hazardous waste and, in certain cases, nonhazardous solid waste, Avalon's transportation operations must also comply with additional Federal Motor Carrier Safety Regulations and possess and maintain one or more state operating permits. These operating permits must be renewed annually and are subject to modification and revocation by the issuing agency. In addition, Avalon's waste transportation operations are subject to evolving and expanding operational and safety requirements.

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

  Avalon's waste disposal brokerage and management operations obtain and retain customers by providing service and identifying cost-efficient disposal options unique to a customer's needs. Continued consolidation within the solid waste industry has reduced the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that industry pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation will have the effect of reducing the number of competitors offering disposal alternatives, which may adversely impact the future financial performance of Avalon's waste disposal brokerage and management operations.

  Avalon's golf course and related operations are located in Warren, Ohio and the golf course is significantly dependent on weather conditions during the golf season. The golf course competes with many public and private courses in the area.

Insurance

  Avalon carries $21,000,000 of liability insurance coverages. This insurance includes coverage for comprehensive general liability, automobile liability (including a pollution liability endorsement which covers certain liabilities from spills), comprehensive property damage and other customary coverages. Dart self-insures for collision risks and ALGI maintains its own separate insurance. The Earth Sciences Companies also maintain professional and contractors pollution liability coverages. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

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

Employees

  As of December 31, 2001, Avalon had 422 employees, 208 of whom were employed in transportation operations, 153 of whom were employed in technical environmental services, 22 of whom were employed by the waste disposal brokerage and management operations, 11 of whom were employed by the golf course and related operations and 28 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

  None of Avalon's business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 2.  PROPERTIES

  Dart provides transportation services from locations in Canfield, Ohio (where Dart owns an 18,800 square foot facility); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); Chicago, Illinois (where Dart leases a 500 square foot terminal and leases a 5,100 square foot maintenance facility); and Bedford, New Hampshire (where Dart leases a 300 square foot office. At December 31, 2001, the transportation operations owned a fleet of 20 power units (in addition to 144 power units which are leased), 299 trailers (in addition to 58 trailers which are leased and 91 which are rented), and 654 roll-off and other containers. In addition, 60 to 80 power units and 90 to 110 trailers owned by independent owner/operators are available for use in Dart's operations.

  The Earth Sciences Companies own their main offices and laboratory facilities located in a 48,000 square foot building in Export, Pennsylvania. In addition, 17,000 square feet is leased for field equipment and vehicle storage and dispatch in Murrysville, Pennsylvania. The Earth Sciences Companies also own numerous pieces of laboratory, field, computer and other equipment.

  The captive landfill management operations use approximately six pieces of equipment (such as a bulldozer, excavator and backhoe) all of which are owned or leased by ALMI.

  ALGI owns an 18-hole golf course and practice facility on approximately 200 acres, a maintenance and storage building of approximately 12,000 square feet, a restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet. ALGI currently leases the restaurant building and banquet facility to a third party operator and is in the process of constructing a club house including a pro shop as part of the remodeling of Avalon's corporate headquarters building. All the facilities are located in Warren, Ohio.

  Avalon owns a 26,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the golf course. Avalon's corporate headquarters building is currently being remodeled to include a clubhouse for the Avalon Lakes Golf Club. The corporate and administrative offices of Dart, ALMI, and American Waste Management Services, Inc. are each located at the headquarters building of Avalon in Warren, Ohio.

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

  The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon's total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is $120,000. The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability of this matter will be consistent with the amounts recorded on Avalon's financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Avalon's security holders during the fourth quarter of 2001.

                                    PART II

  Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2001 Annual Report to Shareholders if not otherwise included herein.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                                                         Page(s)
                                                                                         -------
Common stock information.................................................................      27
Dividend policy..........................................................................      27

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is included in the Digest of Financial
  Data for the years 1997 through 2001 under the captions Net operating revenues,
  Net income (loss), Net income (loss) per share and pro forma net loss per share,
  Total assets and Long-term debt........................................................      24

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations....      2-9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the subcaption "Market Risk" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
    Operations" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors' report regarding financial statements as of
  December 31, 2001 and 2000 and for each of the years in the three-year period
  ended December 31, 2001.................................................................     23

Financial Statements:
 Consolidated Balance Sheets, December 31, 2001 and 2000..................................     10
 Consolidated Statements of Operations for the years ended December 31, 2001, 2000
    and 1999..............................................................................     11
 Consolidated Statements of Cash Flows for the years ended December 31, 2001,
    2000 and 1999.........................................................................     12
 Consolidated Statements  of Shareholders' Equity for each of the years in the
    three-year period ended December 31, 2001.............................................     13
 Notes to Consolidated Financial Statements...............................................     14-23

  Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

  Name                       Age                                       Position
  ----                       ---                                       --------
Ronald E. Klingle             54              Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson             51              Treasurer, Chief Financial Officer and Chief Executive Office
                                              DartAmericA, Inc.
Jeffrey M. Grinstein          41              General Counsel and Secretary
Frances R. Klingle            55              Chief Administrative Officer and Controller
Stephen G. Kilper             42              Chief Executive Officer of Antech Ltd., AWS Remediation, Inc.
                                              American Landfill Management, Inc. and a Director
Kenneth J. McMahon            47              Chief Executive Officer and President of American Waste Management  Services, Inc.

  The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

  Ronald E. Klingle has been a director, Chairman of the Board and Chief Executive Officer since June 1998. He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. since December 1988. Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer and Controller of Avalon.

  Timothy C. Coxson has been Treasurer and Chief Financial Officer since June 1998. He has been Chief Executive Officer of DartAmericA, Inc. since December 2001. He had been Executive Vice President, Finance, Treasurer and Chief Financial Officer and a director of American Waste Services, Inc. since May 1995. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

  Stephen G. Kilper has been director of Avalon since October 1999. He has been Chief Executive Officer of Antech Ltd., AWS Remediation, Inc., and American Landfill Management Services, Inc. since June 1998. Mr. Kilper was Executive Vice President, Disposal Services, and a director of American Waste Services, Inc. and Chief Executive Officer of its wholly owned disposal subsidiaries from October 1995 to June 1998. Mr. Kilper received his degree in Agricultural Engineering from the University of Wisconsin - Madison.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Avalon did not have any transactions during fiscal 2001 with any director, director nominee, executive officer, security holder known to Avalon to own of record or beneficially more than 5% of Avalon's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements and Independent Auditors' Report (See Part II,
          Item 8 of this report regarding incorporation by reference from the 2001 Annual Report to Shareholders)
     2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14.

     The following financial statement schedule, which is applicable for years ended December 31, 2001, 2000 and 1999, should be read in conjunction with the previously referenced financial statements.

          Independent Auditors' Report on Financial Statement Schedule
          Schedule II - Valuation and Qualifying Accounts

     Such independent auditors' report and financial statement schedule are at pages 14 and 15 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

    10.2 Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2

    11.1 Omitted--inapplicable. See "Basic net income (loss) per share" on page 16 of the 2001 Annual Report to Shareholders

    13.1 Avalon Holdings Corporation 2001 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided for the information of the Commission and is not be deemed "filed" as part of the Form 10-K)

    21.1       Subsidiaries of Avalon Holdings Corporation

(b)  Reports on Form 8-K

       On March 12, 2002, Avalon Holdings Corporation disclosed a charge to the provision for losses on accounts receivable.

(c)  Reference is made to Item 14 (a)(3) above for the index of Exhibits.

(d) Reference is made to Item 14 (a)(2) above for the index to the financial statements and financial statement schedules.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of March, 2002.

                                  AVALON HOLDINGS CORPORATION
                                  (Registrant)

                                  By /s/ TIMOTHY C. COXSON
                                  ---------------------------------------
                                  Timothy C. Coxson - Treasurer and
                                  Chief Financial Officer
                          __________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 22nd day of March, 2002.


     Signatures                                        Title
     ----------                                        -----

/s/ RONALD E. KLINGLE                     Chairman of the Board, Chief
---------------------                     Executive Officer and Director
Ronald E. Klingle


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


/s/ ROBERT M. ARNONI                      Director
--------------------
Robert M. Arnoni


/s/ STEPHEN L. GORDON                     Director
---------------------
Stephen L. Gordon

                         Independent Auditors' Report
                         ----------------------------

The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of March 6, 2002, we reported on the consolidated balance sheets of Avalon Holdings Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001, as contained in the 2001 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the 2001, 2000 and 1999 information included in the related financial statement schedule as listed in the accompanying index. The 2001, 2000 and 1999 information included in the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 2001, 2000 and 1999 information included in the financial statement schedule based on our audits.

In our opinion, the 2001, 2000 and 1999 information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Grant Thornton LLP

Cleveland, Ohio
March 6, 2002

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (thousands of dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                Balance at                 Additions
          DESCRIPTION                         Beginning of                                       Deductions   Balance at End of
                                                   Year        ----------------------------------     (1)            Year
                                                               Charged to Costs  Charged to Other
                                                                 and Expenses        Accounts
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

Year ended December 31,

  2001...............................             $446             $2,467             $--           $  176           $2,737
                                                  ====             ======             ====          ======           ======

  2000...............................             $790             $  905             $--           $1,249           $  446
                                                  ====             ======             ====          ======           ======

  1999...............................             $740             $  231             $--           $  181           $  790
                                                  ====             ======             ====          ======           ======

(1)  Accounts receivable written-off as uncollectible, net of recoveries.

                 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX
                           __________________________


               Exhibit
               -------

13.1  2001 Annual Report to Shareholders

21.1  Subsidiaries of Avalon Holdings Corporation