Form 10-Q
period 2002-03-31
AVALON HOLDINGS CORP
filed 2002-05-14
CIK 1061069

                                      2002
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

                 For the quarterly period ended March 31, 2002

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of May 8, 2002.

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

  Condensed Consolidated Statements of Operations for
  the Three Months Ended March 31, 2002 and 2001 (Unaudited)...............................        3

  Condensed Consolidated Balance Sheets at March 31,
  2002 (Unaudited) and December 31, 2001...................................................        4

  Condensed Consolidated Statements of Cash Flows for
  the Three Months Ended March 31, 2002 and 2001 (Unaudited)...............................        5

  Notes to Condensed Consolidated Financial Statements (Unaudited).........................        6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................................       11


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................................       16

  Item 2. Changes in Securities and Use of Proceeds........................................       16

  Item 3. Defaults upon Senior Securities..................................................       16

  Item 4. Submission of Matters to a Vote of Security Holders..............................       16

  Item 5. Other Information................................................................       16

  Item 6. Exhibits and Reports on Form 8-K.................................................       16

SIGNATURE..................................................................................       17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)


                                                       Three Months Ended
                                                             March 31,
                                                 -------------------------------
                                                    2002                2001
                                                 -----------         -----------
Net operating revenues........................      $16,445             $16,762

Cost and expenses:
Cost of operations............................       15,692              15,252
Selling, general and administrative expense...        2,493               2,606
                                                    -------             -------

Loss from operations..........................       (1,740)             (1,096)

Other income:
Interest income...............................           76                 183
Other income, net.............................           33                  71
                                                    -------             -------

Loss before income taxes......................       (1,631)               (842)
Income tax benefit............................           --                (295)
                                                    -------             -------
Net loss......................................      $(1,631)            $  (547)
                                                    =======             =======

Basic net loss per share......................      $  (.43)            $  (.14)
                                                    =======             =======
Weighted average shares outstanding (Note 2)..        3,803               3,803
                                                    =======             =======



See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)


                                                                     March 31,           December 31,
                                                                       2002                  2001
                                                                     ---------           -----------
Assets                                                              (Unaudited)
------
Current assets:
 Cash and cash equivalents......................................      $  3,346             $ 5,092
 Short-term investments.........................................         1,923               1,939
 Accounts receivable, net.......................................        13,746              14,749
 Deferred income taxes..........................................         1,223               1,223
 Prepaid expenses and other current assets......................         1,950               2,132
                                                                      --------             -------
  Total current assets..........................................        22,188              25,135

Noncurrent investments..........................................         5,940               5,956
Properties and equipment, less accumulated depreciation
 and amortization of $18,110 in 2002 and $17,494 in 2001........        28,129              28,205
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................           538                 538
Other assets, net...............................................           151                 133
                                                                      --------             -------
  Total assets..................................................      $ 56,946             $59,967
                                                                      ========             =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Accounts payable...............................................      $  5,767             $ 7,246
 Accrued payroll and other compensation.........................         1,118               1,128
 Accrued income taxes...........................................           203                 216
 Other accrued taxes............................................           236                 424
 Other liabilities and accrued expenses.........................         2,034               1,734
                                                                      --------             -------
  Total current liabilities.....................................         9,358              10,748

Deferred income taxes...........................................           701                 701
Other noncurrent liabilities....................................           120                 120

Shareholders' equity:
 Class A Common Stock, $.01 par value...........................            32                  32
 Class B Common Stock, $.01 par value...........................             6                   6
 Paid-in capital................................................        58,096              58,096
 Accumulated deficit............................................       (11,367)             (9,736)
                                                                      --------             -------
  Total shareholders' equity....................................        46,767              48,398
                                                                      --------             -------
  Total liabilities and shareholders' equity....................      $ 56,946             $59,967
                                                                      ========             =======

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         2002       2001
                                                       -------    --------
Operating activities:
 Net loss..........................................    $(1,631)   $  (547)
 Reconciliation of net loss to cash from operating
  activities:
  Depreciation and amortization....................        723        803
  Deferred income tax benefit......................         --       (295)
  Provision for losses on accounts receivable......        201         28
  Gain on sales of property and equipment..........         (7)       (35)
  Sales of trading investments.....................         --        666
  Changes in operating assets and liabilities:
   Accounts receivable.............................        802      3,065
   Prepaid expenses and other current assets.......        182        302
   Other assets....................................        (18)        --
   Accounts payable................................     (1,479)      (978)
   Accrued payroll and other compensation..........        (10)      (165)
   Accrued income taxes............................        (13)       (14)
   Other accrued taxes.............................       (188)        10
   Other liabilities and accrued expenses..........        300        (58)
                                                       -------    -------
    Net cash (used in) provided by operating
     activities....................................     (1,138)     2,782
                                                       -------    -------

Investing activities:
 Sales of available-for-sales investments..........         --         25
 Capital expenditures..............................       (618)      (344)
 Proceeds from sales of property and equipment.....         10        162
    Net cash used in investing activities..........       (608)      (157)
                                                       -------    -------

(Decrease) increase in cash and cash equivalents...     (1,746)     2,625
Cash and cash equivalents at beginning of year.....      5,092     11,022
                                                       -------    -------
Cash and cash equivalents at end of period.........    $ 3,346    $13,647
                                                       =======    =======

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 2002


Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively "Avalon") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon's 2001 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2002, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.


Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the first three months of 2002 and 2001.


Note 3.  Investment Securities

Avalon classifies its investment securities into trading, available-for-sale, or held-to-maturity categories. Securities are classified as trading when Avalon has the intent of selling them in the near term. Trading securities are reported at fair value on the balance sheet, with the change in fair value during the period included in earnings. There were no trading securities at either March 31, 2002 or December 31, 2001.

Securities are classified as held-to-maturity when Avalon has the ability and intent to hold the securities to maturity. Held-to-maturity securities are reported as either short-term or noncurrent on the balance sheet based upon contractual maturity date and are stated at amortized cost. Securities that are not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value on the balance sheet with the change in fair value reported as a component of other comprehensive income. There were no available-for-sale securities at either March 31, 2002 or December 31, 2001.

Avalon held $7,863,000 and $7,895,000 of investment securities classified as held-to-maturity at March 31, 2002 and December 31, 2001, respectively. These securities consist of U.S. Treasury notes and are reported at amortized cost on the Condensed Consolidated Balance Sheets under the captions "Short-term investments", for investments due in one year or less and "Noncurrent investments", for investments which mature after one year. The details of the held-to-maturity investments are as follows (in thousands):


                                                                          Held-To-Maturity
                                              -----------------------------------------------------------------------
                                                      At March 31, 2002                    At December 31, 2001
                                              --------------------------------         ------------------------------
                                              Amortized Cost        Fair Value         Amortized Cost      Fair Value
                                              --------------------------------         ------------------------------
U.S. Treasury Notes:
Due in one year or less.....................      $1,923             $1,921                $1,939            $1,942
Due after one year
  through five years........................      $5,940             $5,912                $5,956            $5,969
                                              --------------------------------         ------------------------------
                Total                             $7,863             $7,833                $7,895            $7,911
                                              ================================         ==============================


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

The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon's total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is $120,000, which amount is included in the Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities." The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability of this matter will be consistent with the amounts recorded on Avalon's financial statements.

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

Note 6.  Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but will be tested for impairment annually and whenever there is an impairment indicator.

In accordance with SFAS 142, Avalon discontinued the amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. Had goodwill amortization of approximately $10,000 not been recorded in the quarter ended March 31, 2001, loss from operations would have decreased to $1,086,000; net loss to $541,000; and net loss per share would have remained unchanged.

By December 31, 2002, Avalon will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002 as a cumulative effect of a change in accounting principle.

Note 7.  Business Segment Information

For business segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its "chief operating decision maker." On this basis, Avalon's reportable segments include transportation services, technical environmental services, waste disposal brokerage and management services, and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon's primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities, and transportation brokerage and management services. The technical environmental services segment provides environmental consulting, engineering, site assessments, analytical laboratory, remediation services and operates and manages a captive landfill for an industrial customer. The waste disposal brokerage and management services segment provides hazardous and nonhazardous disposal brokerage and management services. The golf and related operations segment includes the operations of a golf course and travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.



The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income (loss) to consolidated loss before income taxes is as follows (in thousands):


                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                       2002      2001
                                                     --------   -------
Net operating revenues from:
Transportation services:
 External customers revenues.......................  $ 8,690   $ 7,404
 Intersegment revenues.............................      990     1,201
                                                     -------   -------
 Total transportation services.....................    9,680     8,605
                                                     -------   -------

Technical environmental services:
 External customers revenues.......................    3,709     4,750
 Intersegment revenues.............................        6         4
                                                     -------   -------
 Total technical environmental services............    3,715     4,754
                                                     -------   -------

Waste disposal brokerage and management services:
 External customers revenues.......................    3,957     4,510
 Intersegment revenues.............................       45       187
                                                     -------   -------
 Total waste disposal brokerage and management
  services.........................................    4,002     4,697
                                                     -------   -------

Golf and related operations:
 External customer revenues........................       89        98
 Intersegment revenues.............................       14        37
                                                     -------   -------
 Total golf and related operations.................      103       135
                                                     -------   -------

 Segment operating revenues........................   17,500    18,191
 Intersegment eliminations.........................   (1,055)   (1,429)
                                                     -------   -------
 Total net operating revenues......................  $16,445   $16,762
                                                     -------   -------

Income (loss) before taxes:
 Transportation services...........................  $  (365)  $  (107)
 Technical environmental services..................     (381)      (39)
 Waste disposal brokerage and management
  services.........................................      105       236
 Golf and related operations.......................     (238)     (235)
 Other businesses..................................       --        (3)
                                                     -------   -------
 Segment loss before taxes.........................     (879)     (148)
 Corporate interest income.........................       60       135
 Corporate other income, net.......................        1         4
 General corporate expenses........................     (813)     (833)
                                                     -------   -------
 Loss before taxes.................................  $(1,631)  $  (842)
                                                     -------   -------



                                                Three Months Ended
                                                      March 31,
                                                -------------------
Interest income:                                  2002       2001
                                                --------   --------
 Transportation services..................      $      6   $     20
 Technical environmental services.........             5         12
 Waste disposal brokerage and management
  services................................             4         14
 Golf and related operations..............             1          2
 Corporate................................            60        135
                                                --------   --------
   Total..................................      $     76   $    183
                                                --------   --------


                                                March 31,  December 31,
                                                  2002        2001
                                                --------   -----------
Identifiable assets:
 Transportation services..................      $ 13,762   $ 13,349
 Technical environmental services.........        11,068     11,365
 Waste disposal brokerage and management
  services................................         4,284      5,143
 Golf and related operations..............        12,601     12,292
 Other businesses.........................            65         66
 Corporate................................        28,842     31,365
                                                --------   --------
   Sub Total..............................        70,622     73,580
 Elimination of intersegment receivables..       (13,676)   (13,613)
                                                --------   --------
   Total..................................      $ 56,946   $ 59,967
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

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, `forward looking statements'. Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon's reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

For the first three months of 2002, Avalon utilized existing cash to fund capital expenditures and meet operating needs.

Avalon's capital expenditures in 2002, excluding acquisitions, are expected to be in the range of $2 million to $3 million, which will relate principally to remodeling the corporate headquarters to include a clubhouse and pro shop for the Avalon Lakes Golf Club. During the first three months of 2002, capital expenditures for Avalon totaled $.6 million which was principally related to the remodeling of the corporate headquarters.

Working capital was $12.8 million at March 31, 2002 compared with $14.4 million at December 31, 2001. The decrease is primarily the result of utilizing cash to fund capital expenditures and a reduction in accounts receivable as a result of lower net operating revenues in the first quarter of 2002 compared with the fourth quarter of 2001.

The decrease in Accounts Payable at March 31, 2002 compared with December 31, 2001 is primarily due to the payment to subcontractors for remediation services performed for a customer on a single significant 2001 project . As a result of this same customer's financial and operational decline in the fourth quarter of 2001 and its subsequent filing for protection from creditors under the provisions of Chapter 11 of the United States Bankruptcy Code, Avalon's remediation business has not been paid approximately $2.2 million for work performed on this project. The unsuccessful collection of these monies coupled with Avalon's use of existing cash to satisfy its obligations associated with the project, has had a negative effect on Avalon's liquidity.

Management believes that cash provided from operations, the availability of working capital, as well as Avalon's ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Currently, Avalon is not pursuing potential acquisition candidates but will continue to consider acquisitions that make economic sense. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2002 decreased to $16.4 million compared with $16.8 million in the prior year's first quarter. Cost of operations increased to $15.7 million in the first quarter of 2002 compared with $15.3 million in the prior year quarter. Avalon recorded a net loss of $1.6 million or $.43 per share for the first quarter of 2002 compared with a net loss of $.5 million or $.14 per share for the first quarter of 2001.

Performance in the First Quarter of 2002 compared with the First Quarter of 2001

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment increased to $9.7 million in the first quarter of 2002 compared with $8.6 million in the first quarter of the prior year. The increase in net operating revenues is primarily attributable to a significant increase in the level of business of the transportation brokerage operations and the transportation of municipal solid waste, partially offset by a decrease in the transportation of hazardous waste and general commodities. The increase in transportation brokerage net operating revenues is primarily related to a single customer requiring transportation brokerage services and the increase in the transportation of municipal solid waste is primarily a result of higher volumes of municipal solid waste transported for a single customer. The decrease in net operating revenues relating to the transportation of hazardous waste is primarily a result of a decline in the volume of hazardous waste transported for certain customers. The decrease in the level of transportation services provided has resulted in the under utilization of many leased power units, thereby increasing costs as a percentage of net operating revenues. The transportation services segment incurred a loss before taxes of $.4 million for the first quarter of 2002 compared with a loss before taxes of $.1 million for the first quarter of 2001. The increase is primarily a result of reduced operating margins within the transportation brokerage operations, the significant decrease in the level of hazardous waste transportation services provided and increased operating costs in the provision of municipal solid waste transportation services.

Net operating revenues of the technical environmental services segment decreased to $3.7 million in the first quarter of 2002 compared with $4.8 million in the first quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in net operating revenues of the remediation business and the engineering and consulting business. The technical environmental services segment incurred a loss before taxes of $.4 million in the first quarter of 2002 compared with a loss before taxes of $39,000 in the first quarter of 2001. The increased loss is primarily related to the engineering and consulting business and the remediation business which both incurred losses before taxes primarily because of decreased net operating revenues and from recording charges to the provision for losses on accounts receivable as a result of customer bankruptcies. Both the remediation services and the engineering and consulting business recorded income before taxes in the first quarter of 2001. Income before taxes of the captive landfill management business was relatively unchanged from the prior year quarter as was the analytical laboratory business which incurred substantially the same loss before taxes in both the first quarter of 2002 and 2001.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $4 million in the first quarter of 2002 compared with $4.7 million in the first quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the level of disposal brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment decreased to $.1 million in the first quarter of 2002 compared with $.2 million in the first quarter of the prior year primarily as a result of a decline in the level of business.

Avalon's golf and related operations segment consist primarily of the operation
of a golf course and travel agency.    The golf course, which is located in
Warren, Ohio, was closed during the first quarter of 2002 and 2001 due to seasonality. Net operating revenues for the golf and related operations segment were $.1 million for the first three months of 2002 and 2001. The golf and related operations segment incurred a loss before taxes of $.2 million in the first quarter of 2002 and 2001. The loss before taxes of the golf and related operations segment is primarily as a result of the ongoing expenses of the golf course operations while the golf course is closed during the winter.

Interest income

Interest income decreased to $.1 million in the first quarter of 2002 compared with $.2 million in the first quarter of 2001 primarily due to a decline in the average amount of cash and cash equivalents during the first quarter of 2002 compared with the prior year quarter.

General corporate expenses

General corporate expenses were $.8 million in both the first quarter of 2002 and 2001.

Net loss

Avalon recorded a net loss of $1.6 million in the first quarter of 2002 compared with a net loss of $.5 million in the first quarter of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 35% in the first quarter of 2001. The overall effective tax rate is different than statutory rates primarily due to state income taxes, the increase in the valuation allowance, and nondeductible expenses.


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

Insurance costs, particularly within the transportation industry, have risen dramatically over the past several months. An increase in insurance premiums will subject Avalon's operations to increased operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers.

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

The analytical laboratory business of the technical environmental services operations has experienced significant operating losses as a result of a decline in net operating revenues and operational inefficiencies. As a result, during the second quarter of 2001, the laboratory operations implemented a reduction and reorganization of its workforce, however, failure to increase net operating revenues has continued to adversely impact the financial performance of the analytical laboratory business because of the fixed nature of many of the costs associated with the laboratory operations. Recognizing that the continuing losses incurred by the analytical laboratory business would adversely impact its future financial performance, on May 1, 2002, Avalon sold all of the operating assets of its Export, Pennsylvania analytical laboratory business. Proceeds from the sale were approximately $.4 million which equaled the net book value of the assets that were sold. As part of the transaction, the purchaser entered into a lease agreement with Avalon to remain in the Export building. Avalon anticipates selling its radio-chemistry laboratory operations to the same purchaser upon substantially similar terms within the next several months. In the interim, continuing losses incurred by the radio-chemistry laboratory will adversely impact its future financial performance.

Avalon's waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer's needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that industry pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation will have the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon's waste disposal brokerage and management operations.

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

Market Risk

Avalon does not have significant exposure to changing interest rates. A 10% change in interest rates would have an immaterial effect on Avalon's income before taxes for the next fiscal year. Avalon currently has no debt outstanding and invests primarily in U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions.

Avalon does not purchase or hold any derivative financial instruments.



                          ============================

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to "Item 3. Legal Proceedings" in Avalon's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Avalon's Annual Meeting of Shareholders was held on April 29, 2002; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              On March 12, 2002, Avalon Holdings Corporation disclosed a charge to the provision for losses on accounts receivable for the year ended December 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AVALON HOLDINGS CORPORATION
                             (Registrant)



Date:  May 14, 2002          By:  /s/ Timothy C. Coxson
     -----------------            ----------------------------------
                                  Timothy C. Coxson, Chief Financial Officer and
                                  Treasurer (Principal Financial and Accounting
                                  Officer and Duly Authorized Officer)