Form 10-Q
period 2002-06-30
AVALON HOLDINGS CORP
filed 2002-08-14
CIK 1061069

                                      2002
================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                         ---------    ----------

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of August 7, 2002.

================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements

    Condensed Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 2002 and 2001 (Unaudited) ..............................................     3

    Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited)
    and December 31, 2001 ........................................................................     4

    Condensed Consolidated Statements of Cash Flows for the Six

    Months Ended June 30, 2002 and 2001 (Unaudited) ..............................................     5

    Notes to Condensed Consolidated Financial Statements (Unaudited) .............................     6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..............................................    12


PART II.  OTHER INFORMATION

    Item 1.     Legal Proceedings ................................................................    19

    Item 2.     Changes in Securities and Use of Proceeds ........................................    19

    Item 3.     Defaults upon Senior Securities ..................................................    19

    Item 4.     Submission of Matters to a Vote of Security Holders ..............................    19

    Item 5.     Other Information ................................................................    19

    Item 6.     Exhibits and Reports on Form 8-K .................................................    19


SIGNATURE ........................................................................................    20


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited) (in thousands except for per share amounts)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                        ------------------------------     -----------------------------
                                                            2002              2001            2002             2001
                                                        -------------     ------------     ------------    -------------
Net operating revenues ...............................     $16,248           $16,666         $31,969          $32,678

Cost and expenses:
Cost of operations ...................................      14,781            14,731          29,646           29,166
Selling, general and administrative expense ..........       2,208             2,417           4,477            4,781
                                                           -------           -------         -------          -------

Loss from operations .................................        (741)            (482)          (2,154)         (1,269)

Other income:
Interest income ......................................          67               144             144              325
Other income, net ....................................         209                39             241              110
                                                           -------           -------         -------          -------

Loss from continuing operations before income
    taxes ............................................        (465)            (299)          (1,769)            (834)
Income tax benefit....................................           -             (105)               -             (299)
                                                           -------           -------         -------          -------
 Loss from continuing operations ......................       (465)            (194)          (1,769)            (535)

Loss from discontinued operations ....................        (370)            (705)            (697)            (911)
                                                           -------           -------         -------          -------
Net loss .............................................     $  (835)          $ (899)         $(2,466)         $(1,446)
                                                           =======           ======          =======          =======

Basic loss per share from continuing
   operations ........................................     $ ( .12)          $ (.05)         $  (.47)         $  (.14)
                                                           =======           =======         =======          =======
Basic loss per share from discontinued
   operations ........................................     $ ( .10)          $ (.19)         $  (.18)         $  (.24)
                                                           =======           =======         =======          =======
Basic net loss per share .............................     $ ( .22)          $ (.24)         $  (.65)         $  (.38)
                                                           =======           =======         =======          =======
Weighted average shares outstanding (Note 2) .........       3,803            3,803            3,803            3,803
                                                           =======           =======         =======          =======


See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)



                                                                                       June 30,         December 31,
                                                                                         2002              2001
                                                                                     -----------        ------------
Assets                                                                               (Unaudited)
Current assets:

   Cash and cash equivalents ...................................................     $     2,166       $      4,807
   Short-term investments ......................................................           3,171              1,939
   Accounts receivable, net ....................................................          13,840             14,235
   Deferred income taxes .......................................................           1,210              1,210
   Prepaid expenses and other current assets ...................................           1,617              2,091
   Current assets - discontinued operations ....................................             698              1,180
                                                                                     -----------       ------------
     Total current assets ......................................................          22,702             25,462

Noncurrent investments .........................................................           4,002              5,956
Properties and equipment, less accumulated depreciation
   and amortization of $15,974 in 2002 and $15,183 in 2001 .....................          28,327             27,471
Costs in excess of fair market value of net assets of acquired
   businesses, net .............................................................             538                538
Other assets, net ..............................................................             131                133
Noncurrent assets - discontinued operations ....................................             224                836
                                                                                     -----------       ------------
   Total assets ................................................................     $    55,924       $     60,396
                                                                                     ===========       ============

Liabilities and Shareholders' Equity
Current liabilities:

   Accounts payable ............................................................     $     5,375       $      7,034
   Accrued payroll and other compensation ......................................             883                991
   Accrued income taxes ........................................................             525                543
   Other accrued taxes .........................................................             286                424
   Other liabilities and accrued expenses ......................................           1,829              1,578
   Current liabilities - discontinued operations ...............................             108                505
                                                                                     -----------       ------------
     Total current liabilities .................................................           9,006             11,075

Deferred income taxes ..........................................................             803                803
Other noncurrent liabilities ...................................................             131                120

Shareholders' equity :
   Class A Common Stock, $.01 par value ........................................              32                 32
   Class B Common Stock, $.01 par value ........................................               6                  6
   Paid-in capital .............................................................          58,096             58,096
   Accumulated deficit .........................................................         (12,202)            (9,736)
   Accumulated other comprehensive income ......................................              52                  -
                                                                                     -----------       ------------
     Total shareholders' equity ................................................          45,984             48,398
                                                                                     -----------       -------------
     Total liabilities and shareholders' equity ................................     $    55,924       $     60,396
                                                                                     ===========       ============


See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           -----------------------
                                                                                              2002          2001
                                                                                           ---------      --------
Operating activities:
   Net loss ...........................................................................    $  (2,466)     $ (1,446)
   Reconciliation of net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization ..................................................        1,213         1,400
       Amortization of investments ....................................................           62             -
       Loss from discontinued operations ..............................................          697           911
       Deferred income tax benefit ....................................................            -          (508)
       Provision for losses on accounts receivable ....................................          235            61
       Gain on disposal of property and equipment .....................................          (35)          (40)
       Purchases of trading investments ...............................................            -           (32)
       Sales of trading investments ...................................................            -           734
     Changes in operating assets and liabilities
           Accounts receivable ........................................................          160         2,375
           Refundable income taxes ....................................................            -           327
           Prepaid expenses and other current assets ..................................          474           571
           Other assets ...............................................................            2            28
           Accounts payable ...........................................................       (1,659)       (1,221)
           Accrued payroll and other compensation .....................................         (108)           84
           Accrued income taxes .......................................................          (18)          218
           Other accrued taxes ........................................................         (138)          (56)
           Other liabilities and accrued expenses .....................................          251            88
           Other noncurrent liabilities ...............................................           11             -
                                                                                           ---------      --------

                Net cash (used in) provided by operating activities ...................       (1,319)        3,494
                                                                                           ---------    ----------

Investing activities:
   Sales of available-for-sale investments ............................................            -            25
   Sales of held-to-maturity investments ..............................................          712             -
   Capital expenditures ...............................................................       (2,076)         (726)
   Proceeds from sales of property and equipment ......................................           42           199
                                                                                           ---------    ----------
     Net cash used in investing activities ............................................       (1,322)         (502)
                                                                                           ---------    ----------


(Decrease) increase in cash and cash equivalents ......................................       (2,641)        2,992
Cash and cash equivalents at beginning of year ........................................        4,807        10,700
                                                                                           ---------    ----------
Cash and cash equivalents at end of period ............................................    $   2,166    $   13,692
                                                                                           =========    ==========


See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 2002

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2002, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2002 and 2001.

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

Avalon held no trading securities at either June 30, 2002 or December 31, 2001. During the second quarter of 2002, Avalon sold $.7 million of securities that had been classified as held-to-maturity. At the time of acquisition, Avalon intended to hold these securities until maturity; however, because of the filing for protection from creditors under the United States Bankruptcy Code by a customer which owed Avalon $2.2 million, Avalon was forced to sell these held-to-maturity securities to meet its operating and capital requirements. As a result of the sale of a portion of the held-to-maturity securities, in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", Avalon transferred all the remaining securities from the held-to-maturity category to the available-for-sale category. The securities transferred had an amortized cost of $7.1 million and a fair value of $7.2 million at the date of the transfer. As a result of the classification of these securities as available-for-sale, during the second quarter of 2002, Avalon recognized unrealized gains, net of applicable income taxes, of $52,000 as a separate component of shareholders' equity.

Information regarding investment securities subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", consists of the following (in thousands):


                                    June 30, 2002                                    December 31, 2001
                       ---------------------------------------         ---------------------------------------------

                                    Gross            Estimated                            Gross            Estimated
                       Amortized    Unrealized       Fair              Amortized        Unrealized         Fair
                       Cost         Gains            Value             Cost                Gains           Value
                       ---------------------------------------         ---------------------------------------------
Available-for-Sale
U.S. Treasury Notes     $7,121          $52            $7,173                -                -                 -

Held-to-Maturity
U.S. Treasury Notes          -            -                 -           $7,895              $16            $7,911



The amortized cost and estimated fair value of debt securities at June 30, 2002, by contractual maturity, for available-for-sale investments consists of the following (in thousands):

                                    Available-for-Sale
                                    ------------------

                           Amortized               Estimated
                              Cost                 Fair Value
                           ----------------------------------
Due in one year or less    $  3,153                $    3,171
Due after one year
   through five years         3,968                     4,002
                            ---------------------------------
                           $  7,121                $    7,173
                           ==================================

Note 4.  Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component of "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets for Avalon. Comprehensive income, net of related tax effects, is as follows:


                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                            ----------------------------     -----------------------------
                                                2002             2001             2002             2001
                                            ----------      -----------      ------------      -----------
         Net loss ........................ $      (835)     $      (899)     $    ( 2,466)     $    (1,446)
         Unrealized gains on
           available-for-sale securities .          52                -                52                -
                                           -----------      -----------      ------------      -----------
         Total comprehensive income ...... $      (783)     $      (899)     $     (2,414)     $    (1,446)
                                           ===========      ===========      ============      ===========


Note 5.  Discontinued Operations

As a result of significant operating losses incurred by Avalon's analytical laboratory business, during the second quarter of 2001 the laboratory operations implemented a reduction and reorganization of its workforce. In accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair value of the long-lived assets based upon quoted market prices. As a result, Avalon recorded a write-down of goodwill in the amount of $.5 million. Despite the foregoing, Avalon's analytical laboratory business continued to experience significant operating losses as a result of a decline in net operating revenues and operational inefficiencies. The inability to increase net operating revenues continued to adversely impact the financial performance of the analytical laboratory business because of the fixed nature of many of the costs associated with the laboratory operations. Recognizing that the continuing losses incurred by the analytical laboratory business would adversely impact its future financial performance, in the second quarter of 2002 management determined that it was in Avalon's best interest to discontinue operating the analytical laboratory business. Accordingly, on May 1, 2002, Avalon sold all of the operating assets of its Export, Pennsylvania analytical laboratory business. Proceeds from the sale were approximately $.4 million which equaled the net book value of the assets that were sold. As part of the transaction, the purchaser entered into a lease agreement with Avalon to remain in the Export building. In addition, Avalon has had discussions with the same purchaser and anticipates selling its radio-chemistry laboratory operations within the next several months. As a result of the anticipated sale, Avalon recorded a charge of $.1 million for the write-down of such long-lived assets to fair value. Accordingly, during the second quarter of 2002, the assets of the analytical laboratory business were reclassified as held for sale in the June 30, 2002 and December 31, 2001 Condensed Consolidated Balance Sheets and the results of operations for the current and prior periods of the analytical laboratory operations, including the loss for the write-down of the long-lived assets to fair value, have been included in discontinued operations.

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

The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon's total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is $120,000, which is included in the Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities." The extent of any ultimate liability of any of Avalon's subsidiaries with respect to these additional costs is unknown. The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon's expectations at any time. Currently, however, because of the expected sharing among responsible and potentially responsible parties, the availability of legal defenses, and typical settlement results, Avalon currently estimates that the ultimate liability of this matter will be consistent with the amounts recorded on Avalon's financial statements.

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

Note 7.  Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but will be tested for impairment annually and whenever there is an impairment indicator.

In accordance with SFAS 142, Avalon discontinued the amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. For the quarter ended June 30, 2001, if goodwill amortization of approximately $11,000 had not been recorded, loss from operations would have decreased to $471,000; net loss to $888,000; and net loss per share would have been $.23. For the six months ended June 30, 2001, if goodwill amortization of $21,000 had not been recorded, loss from operations would have decreased to $1,248,000; net loss to $1,425,000; and net loss per share would have been $.37.

Avalon's transportation segment is the only reporting unit with goodwill recorded on its balance sheet. Avalon has completed its transitional fair value based impairment test of goodwill as of January 1, 2002. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the transportation segment. Based upon such analysis, the fair value of the transportation segment, including goodwill, exceeded the carrying amount of such net assets. Therefore, no impairment existed.

Note 8.  Business Segment Information.

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

Avalon's primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities, and transportation brokerage and management services. The technical environmental services segment provides environmental consulting, engineering, site assessments, remediation services and operates and manages a captive landfill for an industrial customer. The waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services. The golf and related operations segment includes the operations of a golf course and travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income (loss) to income (loss) from continuing operations before income taxes is as follows (in thousands):


                                                                Three Months Ended            Six Months Ended
                                                                      June 30,                    June 30,
                                                          ---------------------------     -----------------------
                                                              2002             2001           2002         2001
                                                          ----------        ---------      ---------    ---------
Net operating revenues from:
Transportation services:
  External customers revenues ........................    $    8,396         $   7,813     $  17,086    $  15,217
  Intersegment revenues ..............................           887             1,110         1,877        2,311
                                                          ----------         ---------     ---------    ---------
  Total transportation services ......................         9,283             8,923        18,963       17,528
                                                          ----------         ---------     ---------    ---------

Technical environmental services:
  External customers revenues ........................         2,691             4,394         5,677        8,394
  Intersegment revenues ..............................             -                 1             -            3
                                                          ----------         ---------     ---------    ---------
  Total technical environmental services .............         2,691             4,395         5,677        8,397
                                                          ----------         ---------     ---------    ---------

Waste disposal brokerage and management services:

  External customers revenues ........................         4,702             4,164         8,659        8,674
  Intersegment revenues ..............................            65                79           110          266
                                                          ----------         ---------     ---------   ----------
  Total waste disposal brokerage and management
    services .........................................         4,767             4,243         8,769        8,940
                                                          ----------         ---------     ---------   ----------

Golf and related operations:
  External customers revenues ........................           459               295           547          393
  Intersegment revenues ..............................            20                54            34           91
                                                          ----------         ---------     ---------   ----------
  Total golf and related operations ..................           479               349           581          484
                                                          ----------         ---------     ---------   ----------

  Segment operating revenues .........................        17,220            17,910        33,990       35,349
  Intersegment eliminations ..........................          (972)           (1,244)       (2,021)      (2,671)
                                                          ----------         ---------     ---------   ----------
  Total net operating revenues .......................     $  16,248         $  16,666      $ 31,969   $   32,678
                                                           ---------         ---------      --------   ----------




                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          -----------------------        ---------------------
                                                              2002         2001             2002        2001
                                                          ----------    ---------        ---------   ---------
Income (loss) before taxes:

  Transportation services ............................     $    233     $     (31)       $    (131)  $    (138)
  Technical environmental services ...................          (54)          540             (115)        805
  Waste disposal brokerage and management
    services .........................................          164           156              269         392
  Golf and related operations ........................          (94)         (279)            (332)       (514)
  Other businesses ...................................            -             -               (1)         (3)
                                                          ---------     ----------       ---------   ---------
  Segment income (loss) before taxes .................          249           386             (310)        542

  Corporate interest income ..........................           56           106              116         241
  Corporate other income, net ........................           37             7               38          11
  General corporate expenses .........................         (807)         (798)          (1,613)     (1,628)
                                                          ---------     ----------       ---------   ---------
  Loss from continuing operations before income
     taxes ...........................................    $    (465)    $    (299)       $  (1,769)  $    (834)
                                                          ---------     ----------       ---------   ---------



                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                           -----------------------        ----------------------
                                                             2002           2001            2002          2001
                                                           --------     ----------        ---------     --------
Interest income:

  Transportation services ..............................   $      4     $       17        $      11      $     37
  Technical environmental services .....................          3              9                8            19
  Waste disposal brokerage and management
    services ...........................................          3             11                8            25
  Golf and related operations ..........................          1              1                1             3
  Corporate ............................................         56            106              116           241
                                                           --------     ----------        ---------      --------
       Total ...........................................   $     67     $      144        $     144      $    325
                                                           --------     ----------        ---------      --------




                                                             June 30,       December 31,
                                                               2002            2001
                                                          -------------    -------------
Identifiable assets:

  Transportation services ............................     $     13,539    $      13,349
  Technical environmental services ...................           10,125           10,063
  Waste disposal brokerage and management
    services .........................................            5,032            5,143
  Golf and related operations ........................           14,070           12,292
  Other businesses ...................................               72               66
  Corporate ..........................................           26,616           31,080
  Discontinued operations ............................              922            2,016
                                                           ------------    -------------
       Sub Total .....................................           70,376           74,009
  Elimination of intersegment receivables ............          (14,452)         (13,613)
                                                           ------------    -------------
       Total .........................................     $     55,924    $      60,396
                                                           ============    =============

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

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, `forward looking statements.' Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon's reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

Avalon's capital expenditures in 2002, excluding acquisitions, are expected to be in the range of $2 million to $3 million, which relate principally to remodeling the corporate headquarters to include a clubhouse and pro shop for the Avalon Lakes Golf Club. During the first six months of 2002, capital expenditures for Avalon totaled $2.1 million which were principally related to the remodeling of the corporate headquarters.

Working capital decreased to $13.7 million at June 30, 2002 compared with $14.4 million at December 31, 2001. The decrease is primarily the result of utilizing cash to fund capital expenditures partially offset by a reclassification of certain noncurrent investments to short-term investments.

The decrease in Accounts payable at June 30, 2002 compared with December 31, 2001 is primarily the result of the payment of insurance premiums during the first six months of 2002 and the payment to subcontractors for remediation services performed for a customer on a single significant 2001 project. As a result of this customer's financial and operational decline in the fourth quarter of 2001 and its subsequent filing for protection from creditors under the provisions of Chapter 11 of the United States Bankruptcy Code, Avalon's remediation business has not been paid approximately $2.2 million for work performed on this project. The unsuccessful collection of these monies combined with Avalon's use of existing cash to satisfy its obligations associated with the project, has had a negative effect on Avalon's liquidity.

Management believes that cash provided from operations, existing working capital, as well as Avalon's ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2002 decreased to $16.2 million compared with $16.7 million in the prior year's second quarter. Cost of operations were $14.8 million in the second quarter of 2002 compared with $14.7 million in the prior year quarter. Avalon incurred a loss from continuing operations of $.5 million or a loss of $.12 per share for the second quarter of 2002 compared with a loss from continuing operations of $.2 million or a loss of $.05 per share for the second quarter of 2001. As a result of the sale of the analytical laboratory operations and the classification of the radio-chemistry laboratory assets as held for sale, the results of Avalon's laboratory business are reported as discontinued operations. The loss from discontinued operations was $.4 million in the second quarter of 2002 compared with a loss of $.7 million in the second quarter of the prior year. For the first six months of 2002, net operating revenues decreased to $32 million compared with $32.7 million for the first six months of 2001. Cost of operations were $29.6 million for the first six months of 2002 compared with $29.2 million for the first six months of the prior year. During the first six months of 2002, Avalon recorded a loss from continuing operations of $1.8 million or a loss of $.47 per share compared with a loss from continuing operations of $.5 million or a loss of $.14 per share for the first six months of 2001. For the first six months of 2002, the loss from discontinued operations was $.7 million compared with a loss from discontinued operations of $.9 million for the first six months of the prior year.

Performance in the Second Quarter of 2002 compared with the Second Quarter of
2001

Segment performance

Segment performance should be read in conjunction with Note 8 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment increased to $9.3 million in the second quarter of 2002 compared with $8.9 million in the second quarter of the prior year. The increase in net operating revenues is primarily attributable to a significant increase in the level of business of the transportation brokerage operations and an increase in the level of transportation of municipal solid waste, partially offset by a decrease in the transportation of hazardous waste. The increase in transportation brokerage net operating revenues is primarily related to a single customer and the increase in net operating revenues relating to the transportation of municipal solid waste is primarily a result of higher volumes and increased pricing of municipal solid waste transported. The decrease in net operating revenues relating to the transportation of hazardous waste is primarily a result of a decline in the volume of hazardous waste transported. The transportation services segment recorded income before taxes of $.2 million for the second quarter of 2002 compared with a loss before taxes of $31,000 for the second quarter of 2001. The improvement in income before taxes is primarily the result of increased net operating revenues of the transportation brokerage operations and an increase in the price and volume of municipal solid waste transported.

Net operating revenues of the technical environmental services segment decreased to $2.7 million in the second quarter of 2002 compared with $4.4 million in the second quarter of the prior year. The decrease in net operating revenues was primarily the result of a decrease in the net operating revenues of the engineering and consulting business and the remediation services business due to a decrease in the level of business. During the second quarter of 2001, the net operating revenues of the remediation services business were significantly higher as a result of a large project. The technical environmental services segment incurred a loss before taxes of $54,000 in the second quarter of 2002 compared with income before taxes of $.5 million in the second quarter of 2001. The decrease in income before taxes is primarily a result of the decline in net operating revenues of the remediation services business and the engineering and consulting business. During the second quarter of 2001, a significant portion of the net operating revenues and income before taxes of the remediation services business was attributable to a large single project. During the second quarter of 2002, net operating revenues and income before taxes of the captive landfill management business were relatively unchanged from the prior year quarter.

As a result of the sale of the analytical laboratory operations and the classification of the radio-chemistry laboratory assets as held for sale during the second quarter of 2002, the results of Avalon's analytical laboratory operations, which were previously included in the technical environmental services segment, are reported as discontinued operations. See Note 5 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste disposal brokerage and management services segment increased to $4.8 million in the second quarter of 2002 compared with $4.2 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided. Despite the increase in net operating revenues, income before taxes increased only slightly in the second quarter of 2002 compared with the second quarter of 2001 primarily as a result of lower margin projects.

Avalon's golf and related operations segment consists primarily of the operation of a golf course and travel agency. The golf course, which is located in Warren, Ohio, was closed until May 2001. Net operating revenues for the golf and related operations segment increased to $.5 million in the second quarter of 2002 compared with $.3 million in the second quarter of 2001. The increase in net operating revenues is primarily the result of increased membership in the Avalon Lakes Golf Club which has resulted in additional membership dues, greens fees and cart rental revenues, partially offset by a decrease in net operating revenues associated with the travel agency. The golf and related operations segment incurred a loss before taxes of $.1 million in the second quarter of 2002 compared with a loss of $.3 million in the second quarter of 2001. The decrease in loss before taxes of the golf and related operations segment is primarily a result of the increased membership of the Avalon Lakes Golf Club and the fact that the golf course was closed during the first six weeks of the second quarter of 2001.

Interest income

Interest income decreased to $67,000 in the second quarter of 2002 compared with $144,000 in the second quarter of 2001 primarily due to a decline in the average amount of cash and cash equivalents and investments during the second quarter of 2002 compared with the prior year quarter as a result of the utilization of cash and investments to fund capital expenditures. Investment rates also decreased during the second quarter of 2002 compared with the prior year quarter.

General corporate expenses

General corporate expenses were $.8 million in both the second quarter of 2002 and 2001.

Net income

Avalon incurred a net loss of $.8 million in the second quarter of 2002 compared with a net loss of $.9 million in the second quarter of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 0% in the second quarter of 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when management believes that it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 35.1% in the second quarter of 2001. The overall effective tax rate is different than statutory rates primarily due to state income taxes, the increase in the valuation allowance, and nondeductible expenses.

Performance in the First Six Months of 2002 compared with the First Six Months of 2001

Segment performance

Net operating revenues of the transportation services segment increased to $19 million for the first six months of 2002 compared with $17.5 million for the first six months of the prior year. The increase in net operating revenues is primarily attributable to a significant increase in the level of business of the transportation brokerage operations and an increase in the level of transportation of municipal solid waste, partially offset by a significant decrease in the level of transportation of hazardous waste. The increase in net operating revenues of the transportation brokerage operations is primarily related to a single customer and the increase in the net operating revenues relating to transportation of municipal solid waste is primarily as a result of higher volumes and increased pricing in the second quarter of 2002. The decrease in the net operating revenues for the transportation of hazardous waste is a result of a decline in the volume of hazardous waste transported. The transportation services segment incurred a loss before taxes of $.1 million for the first six months of 2002 and 2001. Although net operating revenues increased, the loss before taxes remained relatively unchanged during the first six months of 2002 compared with the first six months of the prior year primarily as a result of reduced operating margins within the transportation brokerage operations and the significant decrease in the level of hazardous waste transportation services provided, partially offset by increased volumes and higher prices associated with the transportation of municipal solid waste.

Net operating revenues of the technical environmental services segment decreased to $5.7 million in the first six months of 2002 compared with $8.4 million in the first six months of 2001. The decrease is primarily attributable to a decrease in net operating revenues of the remediation services business and the engineering and consulting business. The decrease in the net operating revenue of the remediation services business for the first six months of 2002 is primarily as a result of a decrease in the level of business in the second quarter of 2002. During the second quarter of 2001, the net operating revenues of the remediation services business were significantly higher as a result of a large project. The decrease in the net operating revenues of the engineering and consulting business is primarily the result of a decrease in the level of business during the first six months of 2002 compared with the first six months of the prior year. The decrease in income before taxes is primarily as a result of the decline in net operating revenues of the remediation services business and the engineering and consulting business combined with the recording of charges to the provision for losses on accounts receivable as a result of customer bankruptcies in the first quarter of 2002. During the second quarter of 2001, a significant portion of the net operating revenues and income before taxes of the remediation services business was attributable to a large single project. During the first six months of 2002 net operating revenues and income before taxes of the captive landfill management business were relatively unchanged from the prior year period.

As a result of the sale of the analytical laboratory operations and the classification of the radio-chemistry laboratory assets as held for sale during the second quarter of 2002, the results of Avalon's analytical laboratory operations, which were previously included in the technical environmental services segment, are reported as discontinued operations. See Note 5 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $8.8 million in the first six months of 2002 compared with $8.9 million in the first six months of 2001. The decrease in net operating revenues is primarily the result of a decrease in the level of disposal brokerage and management services provided during the first quarter of 2002. Income before taxes decreased to $.3 million for the first six months of 2002 compared with $.4 million for the first six months of the prior year as a result of the decreased net operating revenues and lower operating margins.

Avalon's golf and related operations segment consists primarily of the operations of a golf course and travel agency. The golf course, which is located in Warren, Ohio, was closed until May 2001. Net operating revenues for the golf and related operations segment increased to $.6 million for the first six months of 2002 compared with $.5 million of the first six months of 2001. The increase in net operating revenues is primarily the result of increased membership in the Avalon Lakes Golf Club which has resulted in additional membership dues, greens fees and cart rental revenues, partially offset by a decrease in net operating revenues associated with the travel agency. The golf and related operations segment incurred a loss before taxes of $.3 million in the first six months of 2002 compared with a loss before taxes of $.5 million in the first six months of the prior year. The decrease in the loss before taxes of the golf and related operations segment is primarily as a result of the increased membership of the Avalon Lakes Golf Club and the fact that the golf course was closed for the first six weeks of the second quarter of 2001.

Interest Income

Interest income decreased to $.1 million for the first six months of 2002 compared with $.3 million for the first six months of the prior year, primarily due to a decline in the average amount of cash and cash equivalents and investments during the first six months of 2002 compared with the first six months of the prior year as a result of the utilization of cash and investments to fund capital expenditures. Investment rates also decreased during the first six months of 2002 compared with the first six months of 2001.

General Corporate Expenses

General corporate expenses were $1.6 million in both the first six months of 2002 and 2001.

Net Income

Avalon recorded a net loss of $2.5 million in the first six months of 2002 compared with a net loss of $1.4 million in the first six months of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 0% in the first six months of 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when management believes that it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 35.9% in the first six months of 2001. The overall effective tax rate is different than statutory rates primarily due to state income taxes, the increase in the valuation allowance, and nondeductible expenses.

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

Insurance costs, particularly within the transportation industry, have risen dramatically over the past several months. An increase in insurance premiums will subject Avalon's operations to increase operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers.

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

Avalon anticipates selling its radio-chemistry laboratory operations within the next several months. In the interim, continuing losses incurred by the radio-chemistry laboratory will adversely impact its future financial performance.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K
               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AVALON HOLDINGS CORPORATION
                            (Registrant)



Date:   August 13, 2002      By: /s/ Timothy C. Coxson
    --------------------         ---------------------------------------------
                                Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)