Form 10-Q
period 2002-09-30
AVALON HOLDINGS CORP
filed 2002-11-14
CIK 1061069

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

               For the quarterly period ended September 30, 2002

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of November 7, 2002.


================================================================================

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements

    Condensed Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 2002 and 2001 (Unaudited) ....................................      3

    Condensed Consolidated Balance Sheets at September 30, 2002 (Unaudited)
    and December 31, 2001 ...................................................................      4

    Condensed Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 2002 and 2001 (Unaudited) ....................................      5

    Notes to Condensed Consolidated Financial Statements (Unaudited) ........................      6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................................     12

    Item 4.     Controls and Procedures .....................................................     18

PART II.  OTHER INFORMATION

    Item 1.     Legal Proceedings ...........................................................     19

    Item 2.     Changes in Securities and Use of Proceeds ...................................     19

    Item 3.     Defaults upon Senior Securities .............................................     19

    Item 4.     Submission of Matters to a Vote of Security Holders .........................     19

    Item 5.     Other Information ...........................................................     19

    Item 6.     Exhibits and Reports on Form 8-K ............................................     19


SIGNATURE ...................................................................................     20

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
  SARBANES-OXLEY ACT OF 2002 ................................................................     21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                        -----------------------------     ----------------------------
                                                            2002              2001            2002             2001
                                                        -----------       -----------     ------------     -----------
Net operating revenues ..............................   $    19,116       $    21,414     $     51,085     $    54,092

Cost and expenses:
Cost of operations ..................................        16,538            19,000           46,184          48,166
Selling, general and administrative expense .........         4,308             2,497            8,785           7,278
                                                        -----------       -----------     ------------     -----------

Loss from operations ................................        (1,730)              (83)          (3,884)         (1,352)

Other income:
Interest income .....................................            57               125              201             450
Other income, net ...................................           100               136              341             246
                                                        -----------       -----------     ------------     -----------

Income (loss) from continuing operations
   before income taxes ..............................        (1,573)              178           (3,342)           (656)
Income tax benefit ..................................            --               (67)              --            (366)
                                                        -----------       -----------     ------------     -----------
Income (loss) from continuing operations ............        (1,573)              245           (3,342)           (290)

Loss from discontinued operations ...................           (63)              (81)            (760)           (992)
                                                        -----------       -----------     ------------     -----------
Net income (loss) ...................................   $    (1,636)      $       164     $     (4,102)    $    (1,282)
                                                        ===========       ===========     ============     ===========

Basic income (loss) per share from continuing
   operations .......................................   $      (.41)      $       .06     $       (.88)    $      (.08)
                                                        ===========       ===========     ============     ===========
Basic loss per share from discontinued
   operations .......................................   $     ( .02)      $      (.02)    $       (.20)    $      (.26)
                                                        ===========       ===========     ============     ===========
Basic net income (loss) per share ...................   $      (.43)      $       .04     $      (1.08)    $      (.34)
                                                        ===========       ===========     ============     ===========
Weighted average shares outstanding (Note 2) ........         3,803             3,803            3,803           3,803
                                                        ===========       ===========     ============     ===========

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                                   September 30,     December 31,
                                                                                       2002             2001
                                                                                   -------------     ------------
                                                                                    (Unaudited)
Assets
------
Current assets:
   Cash and cash equivalents ...................................................   $       2,050     $      4,807
   Short-term investments ......................................................           2,354            1,939
   Accounts receivable, net ....................................................          14,720           14,235
   Deferred income taxes .......................................................           1,223            1,223
   Prepaid expenses and other current assets ...................................           3,133            2,091
   Current assets - discontinued operations ....................................              75              840
                                                                                   -------------     ------------
     Total current assets ......................................................          23,555           25,135

Noncurrent investments .........................................................           4,023            5,956
Properties and equipment, less accumulated depreciation
   and amortization of $16,545 in 2002 and $15,194 in 2001 .....................          28,477           27,493
Costs in excess of fair market value of net assets of acquired
   businesses, net .............................................................             538              538
Other assets, net ..............................................................             131              133
Noncurrent assets - discontinued operations ....................................              --              712
                                                                                   -------------     ------------
   Total assets ................................................................   $      56,724     $     59,967
                                                                                   =============     ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Accounts payable ............................................................   $       8,293     $      7,091
   Accrued payroll and other compensation ......................................           1,130              991
   Accrued income taxes ........................................................             192              216
   Other accrued taxes .........................................................             343              424
   Other liabilities and accrued expenses ......................................           1,514            1,578
   Current liabilities - discontinued operations ...............................              38              448
                                                                                   -------------     ------------
     Total current liabilities .................................................          11,510           10,748

Deferred income taxes ..........................................................             701              701
Other noncurrent liabilities ...................................................             131              120

Shareholders' equity :
   Class A Common Stock, $.01 par value ........................................              32               32
   Class B Common Stock, $.01 par value ........................................               6                6
   Paid-in capital .............................................................          58,096           58,096
   Accumulated deficit .........................................................         (13,838)          (9,736)
   Accumulated other comprehensive income ......................................              86               --
                                                                                   -------------     ------------
     Total shareholders' equity ................................................          44,382           48,398
                                                                                   -------------     ------------
     Total liabilities and shareholders' equity ................................   $      56,724     $     59,967
                                                                                   =============     ============

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      --------------------
                                                                                        2002        2001
                                                                                      --------   ---------
Operating activities:
 Loss from continuing operations ...................................................  $ (3,342)  $   (290)
 Reconciliation of loss from continuing operations to cash from operating activities:
    Depreciation and amortization ..................................................     1,835      2,088
    Amortization of investments ....................................................        86         --
    Deferred income tax benefit ....................................................        --       (503)
    Provision for losses on accounts receivable ....................................     2,208         95
    Gain on disposal of property and equipment .....................................       (40)      (150)
    Gain on investments ............................................................        (2)        --
    Sales of trading investments ...................................................        --        734
  Changes in operating assets and liabilities
      Accounts receivable ..........................................................    (2,693)       595
      Refundable income taxes ......................................................        --        327
      Prepaid expenses and other current assets ....................................    (1,042)      (583)
      Other assets .................................................................         1         31
      Accounts payable .............................................................     1,202      1,638
      Accrued payroll and other compensation .......................................       139        365
      Accrued income taxes .........................................................       (24)      (126)
      Other accrued taxes ..........................................................       (81)       (13)
      Other liabilities and accrued expenses .......................................       (64)      (358)
      Other noncurrent liabilities .................................................        11         --
                                                                                      --------   --------

       Net cash (used in) provided by operating activities from continuing
        operations .................................................................    (1,806)     3,850
       Net cash used in operating activities from discontinued operations ..........      (171)        --
                                                                                      --------   --------
       Net cash (used in) provided by operating activities .........................    (1,977)     3,850
                                                                                      --------   --------

Investing activities:
 Sales of available-for-sale investments ...........................................       808         51
 Purchases of available-for-sale investments .......................................        --        (32)
 Sales of held-to-maturity investments .............................................       712         --
 Capital expenditures ..............................................................    (2,829)      (917)
 Proceeds from sales of property and equipment .....................................        51        331
                                                                                      --------   --------

       Net cash used in investing activities from continuing operations ............    (1,258)      (567)
       Net cash provided by (used in) investing activities from
        discontinued operations ....................................................       478       (130)
                                                                                      --------   --------
       Net cash used in investing activities .......................................      (780)      (697)
                                                                                      --------   --------

(Decrease) increase in cash and cash equivalents ...................................    (2,757)     3,153
Cash and cash equivalents at beginning of year .....................................     4,807     10,700
                                                                                      --------   --------
Cash and cash equivalents at end of period .........................................  $  2,050   $ 13,853
                                                                                      ========   ========

See accompanying notes to condensed consolidated financial statements.

                  AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2002, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2002 and 2001.

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

Avalon held no trading securities at either September 30, 2002 or December 31, 2001. During the second quarter of 2002, Avalon sold certain securities that had been classified as held-to-maturity. At the time of acquisition, Avalon intended to hold these securities until maturity; however, because of the filing for protection from creditors under the United States Bankruptcy Code by a customer which owed Avalon $2.2 million, Avalon was forced to sell these held-to-maturity securities to meet its operating and capital requirements. As a result of the sale of a portion of the held-to-maturity securities, in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", Avalon transferred all the remaining securities from the held-to-maturity category to the available-for-sale category. As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized gains, net of applicable income taxes, of $86,000 for the first nine months of 2002 as a separate component of shareholders' equity.

Information regarding investment securities consists of the following (in thousands):

                                   September 30, 2002                                December 31, 2001
                       -------------------------------------------    --------------------------------------------

                                      Gross            Estimated                       Gross           Estimated
                       Amortized      Unrealized       Fair           Amortized        Unrealized      Fair
                       Cost           Gains            Value          Cost             Gains           Value
                       -------------------------------------------    --------------------------------------------
Available-for-Sale
U.S. Treasury Notes    $6,291            $86           $6,377              --              --               --

Held-to-Maturity
U.S. Treasury Notes        --             --               --         $ 7,895             $16           $7,911

The amortized cost and estimated fair value of available-for-sale investments at September 30, 2002, by contractual maturity, consist of the following (in thousands):

                                                              Available-for-Sale
                                                              ------------------

                                                         Amortized        Estimated
                                                            Cost         Fair Value
                                                         --------------------------
       Due in one year or less .......................   $   2,334        $   2,354
       Due after one year through five years .........       3,957            4,023
                                                         --------------------------
                      Total ..........................   $   6,291        $   6,377
                                                         ==========================

Note 4.  Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component of "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets for Avalon. Comprehensive income, net of related tax effects, is as follows:

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                        ---------------------     -----------------------
                                                          2002         2001         2002           2001
                                                        --------     --------     ---------     ---------
       Net income (loss) ...........................    $ (1,636)    $    164     $ ( 4,102)    $  (1,282)
       Unrealized gains on
         available-for-sale securities .............          34           --            86            --
                                                        --------     --------     ---------     ---------
       Total comprehensive income (loss) ...........    $ (1,602)    $    164     $  (4,016)    $  (1,282)
                                                        ========     ========     =========     =========

Note 5.  Discontinued Operations

As a result of significant operating losses incurred by Avalon's analytical laboratory business, during the second quarter of 2001 the laboratory operations implemented a reduction and reorganization of its workforce. In accordance with Avalon's asset impairment policy, Avalon performed an evaluation of the long-lived assets of the Export, Pennsylvania analytical laboratory operations including the costs in excess of fair market value of net assets of acquired businesses ("goodwill") to determine if the carrying value of such assets was recoverable. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the Export, Pennsylvania analytical laboratory operations to determine if such sum was less than the carrying value of the long-lived assets. The evaluation indicated the existence of an impairment and Avalon measured the extent of the impairment by determining the fair value of the long-lived assets based upon quoted market prices. As a result, Avalon recorded a write-down of goodwill in the amount of $.5 million in the second quarter of 2001. Despite the foregoing, Avalon's analytical laboratory business continued to experience significant operating losses as a result of a decline in net operating revenues and operational inefficiencies. The inability to increase net operating revenues continued to adversely impact the financial performance of the analytical laboratory business because of the fixed nature of many of the costs associated with the laboratory operations. Recognizing that the continuing losses incurred by the analytical laboratory business would adversely impact its future financial performance, in the second quarter of 2002 management determined that it was in Avalon's best interest to discontinue operating the analytical laboratory business. Accordingly, on May 1, 2002, Avalon sold all of the operating assets of its Export, Pennsylvania analytical laboratory business. Proceeds from the sale were approximately $.4 million which equaled the net book value of the assets that were sold. As part of the transaction, the purchaser entered into a lease agreement with Avalon to remain in the Export building. In addition, in anticipation of the sale of the operating assets of its radio-chemistry laboratory business, Avalon recorded a charge of $.1 million during the second quarter of 2002 for the write-down of such long-lived assets to fair value. On September 1, 2002, Avalon sold all of the operating assets of its radio-chemistry laboratory business for approximately $.1 million which equaled the adjusted net book value of the assets that were sold. The assets of the analytical laboratory business were reclassified as held for sale in the December 31, 2001 Condensed Consolidated Balance Sheet. The remaining assets and liabilities of the analytical laboratory business are classified in the September 30, 2002 Condensed Consolidated Balance Sheet under the captions "Current assets-discontinued operations" and "Current liabilities-discontinued operations." The results of operations for the current and prior periods of the analytical laboratory operations, including the loss for the write-down of the long-lived assets to fair value, have been included in discontinued operations.

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

In accordance with SFAS 142, Avalon discontinued the amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. For the quarter ended September 30, 2001, if goodwill amortization of approximately $10,000 had not been recorded, loss from operations would have decreased to $73,000; net income would have increased to $174,000; and net income per share would have increased to $.05. For the nine months ended September 30, 2001, if goodwill amortization of $31,000 had not been recorded, loss from operations would have decreased to $1,321,000; net loss to $1,251,000; and net loss per share would have been $.33.

Avalon's transportation segment is the only reporting unit with goodwill recorded on its balance sheet. Avalon has completed its transitional fair value based impairment test of goodwill as of January 1, 2002. To ascertain whether an impairment existed, Avalon estimated the undiscounted sum of the expected future cash flows of the transportation segment. Based upon such analysis, the fair value of the transportation segment, including goodwill, exceeded the carrying amount of such net assets and therefore, no impairment appears to have existed.

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

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                             ----------------------      ------------------------
                                                                2002          2001          2002           2001
                                                             ---------     --------      ---------      ---------
Net operating revenues from:
Transportation services:
  External customers revenues .............................  $   7,780     $  8,106      $  24,866      $  23,323
  Intersegment revenues ...................................      1,116        1,461          2,993          3,772
                                                             ---------     --------      ---------      ---------
  Total transportation services ...........................      8,896        9,567         27,859         27,095
                                                             ---------     --------      ---------      ---------

Technical environmental services:
  External customers revenues .............................      3,750        5,202          9,427         13,596
  Intersegment revenues ...................................         --            3             --              6
                                                             ---------     --------      ---------      ---------
  Total technical environmental services ..................      3,750        5,205          9,427         13,602
                                                             ---------     --------      ---------      ---------

Waste disposal brokerage and management services:
  External customers revenues .............................      6,667        7,629         15,326         16,303
  Intersegment revenues ...................................        265          225            375            491
                                                             ---------     --------      ---------      ---------
  Total waste disposal brokerage and management
    services ..............................................      6,932        7,854         15,701         16,794
                                                             ---------     --------      ---------      ---------

Golf and related operations:
  External customers revenues .............................        919          477          1,466            870
  Intersegment revenues ...................................         31           29             65            120
                                                             ---------     --------      ---------      ---------
  Total golf and related operations .......................        950          506          1,531            990
                                                             ---------     --------      ---------      ---------

  Segment operating revenues ..............................     20,528       23,132         54,518         58,481
  Intersegment eliminations ...............................     (1,412)      (1,718)        (3,433)        (4,389)
                                                             ---------     --------      ---------      ---------
  Total net operating revenues ............................  $  19,116     $ 21,414      $  51,085      $  54,092
                                                             ---------     --------      ---------      ---------

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                             -----------------------     -------------------------
                                                                2002          2001          2002           2001
                                                             ----------    ---------     ---------      ----------
Income (loss) from continuing operations before taxes:
  Transportation services .................................  $  (1,886)    $    160      $  (2,017)     $      22
  Technical environmental services ........................        471          491            356          1,296
  Waste disposal brokerage and management
    services ..............................................        487          446            756            838
  Golf and related operations .............................        184         (119)          (148)          (633)
  Other businesses ........................................         --            7             (1)             4
                                                             ---------     --------      ---------      ---------
  Segment income (loss) before taxes ......................       (744)         985         (1,054)         1,527

  Corporate interest income ...............................         48           94            164            335
  Corporate other income, net .............................         41           (5)            79              6
  General corporate expenses ..............................       (918)        (896)        (2,531)        (2,524)
                                                             ---------     --------      ---------      ---------
  Income (loss) from continuing operations before
     income taxes .........................................  $  (1,573)    $    178      $  (3,342)     $    (656)
                                                             ---------     --------      ---------      ---------

                                                           Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                         -----------------------      --------------------
                                                             2002           2001         2002         2001
                                                         --------      ---------      -------      -------

Interest income:
  Transportation services .............................  $       4     $       14     $   15       $    51
  Technical environmental services ....................          1              6          9            25
  Waste disposal brokerage and management
    services ..........................................          3              9         11            34
  Golf and related operations .........................          1              2          2             5
  Corporate ...........................................         48             94        164           335
                                                         ---------     ----------     ------       -------
       Total ..........................................  $      57     $      125     $  201       $   450
                                                         ---------     ----------     ------       -------

                                                         September 30,   December 31,
                                                             2002           2001
                                                         ------------- --------------
Identifiable assets:
  Transportation services .............................  $  11,571     $   13,349
  Technical environmental services ....................     11,838         10,098
  Waste disposal brokerage and management
    services ..........................................      6,242          5,143
  Golf and related operations .........................     14,403         12,292
  Other businesses ....................................         72             66
  Corporate ...........................................     27,588         31,080
  Discontinued operations .............................         75          1,552
                                                         ---------     ----------
       Sub Total ......................................     71,789         73,580
  Elimination of intersegment receivables .............    (15,065)       (13,613)
                                                         ---------     ----------
       Total ..........................................  $  56,724     $   59,967
                                                         =========     ==========

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

Liquidity and Capital Resources

Avalon's capital expenditures in 2002, excluding acquisitions, are expected to be in the range of $3.0 million to $3.5 million, which relate principally to remodeling the corporate headquarters to include a clubhouse and pro shop for the Avalon Lakes Golf Club. During the first nine months of 2002, capital expenditures for Avalon totaled $2.8 million which were principally related to the remodeling of the corporate headquarters.

Working capital decreased to $12 million at September 30, 2002 compared with $14.4 million at December 31, 2001. The decrease is primarily the result of utilizing cash to fund capital expenditures and an increase in the allowance for doubtful accounts as a result of a customer's financial and operational decline, partially offset by a reclassification of certain noncurrent investments to short-term investments.

Avalon recorded a charge in the third quarter of 2002 to the provision for losses on accounts receivable of $1.9 million as a result of a customer's financial and operational decline. The unsuccessful collection of these monies coupled with Avalon's use of existing cash to satisfy its obligations associated with this receivable has negatively affected its liquidity.

The increase in accounts payable at September 30, 2002 compared with December 31, 2001 is primarily the result of higher insurance premiums payable at September 30, 2002 due to the timing of the annual renewal of Avalon's insurance program. The increase in prepaid expenses and other current assets is primarily due to the renewal of Avalon's insurance program in September 2002.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2002 decreased to $19.1 million compared with $21.4 million in the prior year's third quarter. Cost of operations were $16.5 million in the third quarter of 2002 compared with $19 million in the prior year quarter. Avalon incurred a loss from continuing operations of $1.6 million or a loss of $.41 per share for the third quarter of 2002 compared with income from continuing operations of $.2 million or $.06 per share for the third quarter of 2001. In the third quarter of 2002, Avalon recorded a charge of $1.9 million to the provision for losses on accounts receivable as a result of a customer of Avalon's transportation services segment experiencing a financial and operational decline. The results of Avalon's laboratory business are reported as discontinued operations. The loss from discontinued operations was $.1 million in both the third quarter of 2002 and 2001. For the first nine months of 2002, net operating revenues decreased to $51.1 million compared with $54.1 million for the first nine months of 2001. Cost of operations were $46.2 million for the first nine months of 2002 compared with $48.2 million for the first nine months of the prior year. During the first nine months of 2002, Avalon incurred a loss from continuing operations of $3.3 million or a loss of $.88 per share compared with a loss from continuing operations of $.3 million or a loss of $.08 per share for the first nine months of 2001. For the first nine months of 2002, the loss from discontinued operations was $.8 million compared with a loss from discontinued operations of $1 million for the first nine months of the prior year.

Performance in the Third Quarter of 2002 compared with the Third Quarter of 2001

Segment performance

Segment performance should be read in conjunction with Note 8 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $8.9 million in the third quarter of 2002 compared with $9.6 million in the third quarter of the prior year. The decrease in net operating revenues is primarily attributable to a decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of hazardous waste, partially offset by higher volumes and increased pricing for municipal solid waste transportation. The decrease in net operating revenues relating to the transportation of hazardous waste is primarily a result of a decline in the volume of hazardous waste transported. The transportation services segment incurred a loss before taxes of $1.9 million for the third quarter of 2002 compared with income before taxes of $.2 million for the third quarter of 2001. The decrease is primarily the result of a charge of $1.9 million to the provision for losses on accounts receivable as a result of a customer's financial and operational decline.

Net operating revenues of the technical environmental services segment decreased to $3.8 million in the third quarter of 2002 compared with $5.2 million in the third quarter of the prior year. The decrease in net operating revenues is primarily the result of a significant decrease in the net operating revenues of the remediation services business and engineering and consulting business due to a decrease in the level of business. During the third quarter of 2002, although the total net operating revenues of the remediation business declined significantly, the net operating revenues relating to services performed by employees of the remediation business declined only slightly, while the net operating revenues relating to services performed by subcontractors, which are billed at little or no markup, declined significantly. The technical environmental services segment recorded income before taxes of $.5 million in both the third quarter of

2002 and 2001. During the third quarter of 2001, a significant portion of the net operating revenues and income before taxes of the remediation services business was attributable to a large single project. During the third quarter of 2002, net operating revenues and income before taxes of the captive landfill management business were relatively unchanged from the prior year quarter.

As a result of the sale of the analytical laboratory operations, the results of Avalon's analytical laboratory operations, which were previously included in the technical environmental services segment, are reported as discontinued operations. See Note 5 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $6.9 million in the third quarter of 2002 compared with $7.9 million in the third quarter of 2001. The net operating revenues in the third quarter of 2001 included net operating revenues of $2.4 million relating to one significant project. Excluding the effect of the net operating revenues associated with this project in 2001, net operating revenues increased as a result of an increase in the level of disposal brokerage and management services provided. Notwithstanding reduced net operating revenues, income before taxes increased slightly in the third quarter of 2002 compared with the third quarter of 2001 primarily as a result of higher profit margins.

Avalon's golf and related operations segment consists primarily of the operation of a golf course and travel agency. Net operating revenues for the golf and related operations segment increased to $1 million in the third quarter of 2002 compared with $.5 million in the third quarter of 2001. The increase in net operating revenues is primarily the result of increased membership in the Avalon Lakes Golf Club which has resulted in additional membership dues, greens fees, cart rental revenues and food and beverage sales. The golf and related operations segment recorded income before taxes of $.2 million in the third quarter of 2002 compared with a loss of $.1 million in the third quarter of 2001. The increase in income before taxes of the golf and related operations segment is primarily a result of the increased membership of the Avalon Lakes Golf Club and an increase in the number of rounds of golf played.

Interest income

Interest income decreased to $57,000 in the third quarter of 2002 compared with $125,000 in the third quarter of 2001 primarily due to a decline in the average amount of cash and cash equivalents and investments during the third quarter of 2002 compared with the prior year quarter as a result of the utilization of cash and investments to fund capital expenditures. Investment rates also decreased during the third quarter of 2002 compared with the prior year quarter.

General corporate expenses

General corporate expenses were $.9 million in both the third quarter of 2002 and 2001.

Net income

Avalon incurred a net loss of $1.6 million in the third quarter of 2002 compared with net income of $.2 million in the third quarter of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 0% in the third quarter of 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when management believes that it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 37.6% in the third quarter of 2001. The overall effective tax rate is different than statutory rates primarily due to state income taxes, the valuation allowance, and nondeductible expenses.

Performance in the First Nine Months of 2002 compared with the First Nine Months of 2001

Segment performance

Net operating revenues of the transportation services segment increased to $27.9 million for the first nine months of 2002 compared with $27.1 million for the first nine months of the prior year. The increase in net operating revenues is primarily attributable to a significant increase in the level of business of the transportation brokerage operations during the first six months of 2002 and an increase in the level of transportation of municipal solid waste, partially offset by a significant decrease in the level of transportation of hazardous waste. The increase in net operating revenues of the transportation brokerage operations is primarily related to a single customer and the increase in the net operating revenues relating to transportation of municipal solid waste is primarily as a result of higher volumes and increased pricing. The decrease in the net operating revenues for the transportation of hazardous waste is a result of a decline in the volume of hazardous waste transported. The transportation services segment incurred a loss before taxes of $2 million for the first nine months of 2002 compared with net income before taxes of $22,000 for the first nine months of 2001. The decrease is primarily the result of a charge of $1.9 million to the provision for losses on accounts receivable as a result of a customer's financial and operational decline.

Net operating revenues of the technical environmental services segment decreased to $9.4 million in the first nine months of 2002 compared with $13.6 million in the first nine months of 2001. The decrease is primarily attributable to a decrease in net operating revenues of the remediation services business and the engineering and consulting business. The decrease in the net operating revenue of the remediation services business for the first nine months of 2002 is primarily the result of a decrease in the level of business in the second and third quarters of 2002. During the first nine months of 2001, the net operating revenues of the remediation services business were significantly higher as a result of a large project which included a significant amount of net operating revenues relating to subcontractor costs which are billed at little or no markup. The decrease in the net operating revenues of the engineering and consulting business is primarily the result of a decrease in the level of business during the first nine months of 2002 compared with the first nine months of the prior year. The decrease in income before taxes is primarily as a result of the decline in net operating revenues of the remediation services business and the engineering and consulting business combined with the recording of charges to the provision for losses on accounts receivable as a result of customer bankruptcies in the first quarter of 2002. A significant portion of the net operating revenues and income before taxes of the remediation services business during the second and third quarters of 2001 was attributable to a large single project. During the first nine months of 2002 net operating revenues and income before taxes of the captive landfill management business were relatively unchanged from the prior year period.

As a result of the sale of the analytical laboratory operations in 2002, the results of Avalon's analytical laboratory operations, which were previously included in the technical environmental services segment, are reported as discontinued operations. See Note 5 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $15.7 million in the first nine months of 2002 compared with $16.8 million in the first nine months of 2001. The net operating revenue for the first nine months of 2001 included net operating revenues of $2.4 million relating to a single project. Excluding the effect of the net operating revenues associated with this project in 2001, net operating revenues increased as a result of an increase in the level of disposal brokerage and management services provided. Income before taxes was $.8 million for the first nine months of 2002 and 2001. Excluding the effect of the one large project in the third quarter of 2001, income before taxes increased as a result of higher margin projects.

Avalon's golf and related operations segment consists primarily of the operations of a golf course and travel agency. The golf course, which is located in Warren, Ohio, was closed until May 2001. Net operating revenues for the golf and related operations segment increased to $1.5 million for the first nine months of 2002 compared with $1 million of the first nine months of 2001. The increase in net operating revenues is primarily the result of increased membership in the Avalon Lakes Golf Club which has resulted in additional membership dues, greens fees, cart rental revenues and food and beverage sales, partially offset by a decrease in net operating revenues associated with the travel agency. The golf and related operations segment incurred a loss before taxes of $.1 million in the first nine months of 2002 compared with a loss before taxes of $.6 million in the first nine months of the prior year. The decrease in the loss before taxes of the golf and related operations segment is primarily a result of the increased membership of the Avalon Lakes Golf Club and an increase in the number of rounds of golf played and the fact that the golf course was closed for the first six weeks of the second quarter of 2001.

Interest Income

Interest income decreased to $.2 million for the first nine months of 2002 compared with $.5 million for the first nine months of the prior year, primarily due to a decline in the average amount of cash and cash equivalents and investments during the first nine months of 2002 compared with the first nine months of the prior year as a result of the utilization of cash and investments to fund capital expenditures. Investment rates also decreased during the first nine months of 2002 compared with the first nine months of 2001.

General Corporate Expenses

General corporate expenses were $2.5 million in both the first nine months of 2002 and 2001.

Net Income

Avalon incurred a net loss of $4.1 million in the first nine months of 2002 compared with a net loss of $1.3 million in the first nine months of the prior year. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 0% in the first nine months of 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when management believes that it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon's overall effective tax rate, including the effect of state income tax provisions, was 55.8% in the first nine months of 2001. The overall effective tax rate is different than statutory rates primarily due to state income taxes, the valuation allowance, adjustments to prior estimates and nondeductible expenses.

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

Avalon's transportation operations utilize power units which are subject to long-term leases. The level of transportation services provided has resulted in the under utilization of many of these power units. The under utilization of these power units will adversely impact the future financial performance of the transportation operations.

Insurance costs, particularly within the transportation industry, have risen dramatically over the past year. The increase in insurance premiums has increased Avalon's operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers.

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

Avalon's golf course competes with many public and private courses in the area. As a result of the significant capital improvements to Avalon's golf course, the greens fees charged customers to play a round of golf have been increased substantially. Although Avalon believes that the capital improvements made to the golf course justify the increased greens fees and will result in increased net operating revenues and increased income before taxes, such increases have not been fully realized and there can be no assurance as to when such increases will be attained.

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

ITEM 4.  CONTROLS AND PROCEDURES

Avalon's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                                        AVALON HOLDINGS CORPORATION
                                        (Registrant)




Date:   November 13, 2002               By: /s/ Timothy C. Coxson
    -------------------------------       --------------------------------------
                                        Timothy C. Coxson, Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial and Accounting Officer and
                                        Duly Authorized Officer)

                           AVALON HOLDINGS CORPORATION

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ronald E. Klingle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avalon Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ronald E. Klingle
---------------------

Ronald E. Klingle
Chief Executive Officer

                           AVALON HOLDINGS CORPORATION

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Timothy C. Coxson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avalon Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Timothy C. Coxson
---------------------

Timothy C. Coxson
Chief Financial Officer