Form 10-K
period 2002-12-31
AVALON HOLDINGS CORP
filed 2003-03-27
CIK 1061069

2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________ to ___________

Commission File Number 1-14105

AVALON HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1863889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Way, Warren, Ohio	44484-5555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 856-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $.01 par value	American Stock Exchange

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 14, 2003 was $5.2 million.  Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 14, 2003 was approximately $2,500. The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of March 4, 2003.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2002 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement dated March 26, 2003 (Part III of Form 10-K).

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,”  “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2002 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”).  Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

PART 1

ITEM 1.	BUSINESS

Spin-off

     Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and American Waste Services, Inc. (“AWS”), AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations, together with certain other assets including the headquarters of AWS and certain accounts receivable.  In connection with the contribution, Avalon also assumed certain liabilities of AWS.  On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the “Spin-off”).

General

     Avalon was incorporated in Ohio on April 30, 1998 solely for the purpose of effecting the Spin-off.  Avalon is a holding company which owns subsidiaries that historically performed the transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations of AWS.

     In January 1990, AWS acquired Avalon’s transportation companies: DartAmericA, Inc. and its subsidiaries which provide hazardous and nonhazardous waste transportation, transportation of general and bulk commodities, and transportation brokerage and management services.  These companies became subsidiaries of Avalon as a result of the Spin-off.

     In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters.  In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”) acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property.  Avalon’s corporate headquarters building has been remodeled to include a clubhouse for the Avalon Lakes Golf Club.  ALGI became a subsidiary of Avalon as a result of the Spin-off.

     In October 1990, AWS acquired Avalon’s environmental consulting, laboratory and remediation companies:  Earth Sciences Consultants, Inc., Antech Ltd., and AWS Remediation, Inc.  These technical environmental services firms are referred to collectively as the “Earth Sciences Companies.”  The Earth Science Companies became subsidiaries of Avalon as a result of the Spin-off.  The assets of Antech Ltd. were sold in 2002.

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

Business Segments Information

     Avalon’s business segments are transportation services, technical environmental services, waste disposal brokerage and management services, and golf and related operations.  The transportation services, technical environmental services and waste disposal brokerage and management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets.  Avalon’s transportation services segment provides transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities and the brokerage and management of transportation services.  For the years 2002, 2001 and 2000, the net operating revenues of the transportation services segment represented approximately 51%, 46% and 50%, respectively, of Avalon’s total segments’ net operating revenues.  Avalon’s technical environmental services segment provides environmental consulting, engineering, site assessments, remediation and captive landfill management services.  For the years 2002, 2001 and 2000, the net operating revenues of the technical environmental services segment represented approximately 17%, 24% and 25%, respectively, of Avalon’s total segments’ net operating revenues.  Avalon’s waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services.  For the years 2002, 2001 and 2000, the net operating revenues of the waste disposal brokerage and management services segment represented approximately 29%, 29% and 24%, respectively, of Avalon’s total segments’ net operating revenues.  Avalon’s golf course and related operations segment operates an 18-hole golf course and a travel agency.  For the years 2002, 2001 and 2000, the net operating revenues of the golf and related operations segment represented approximately 3%, 1%, and 1%, respectively, of Avalon’s total segments’ net operating revenues.

Transportation Services

     Avalon’s transportation subsidiaries transport waste and other materials on behalf of customers within the United States and portions of Canada and provide transportation brokerage and management services.  The transportation operations have the equipment and the expertise to transport virtually all types of waste and most commodity products.

     DartAmericA, Inc. through its subsidiaries (collectively, “Dart”), headquartered in Warren, Ohio, is engaged in the transportation of waste and is a common carrier of both general and bulk commodities.  Dart, which commenced operations in 1965, also engages in the brokerage and management of transportation.

     Dart is a fully licensed hazardous and nonhazardous waste carrier.  Approximately 66%, 70% and 79% of the revenue generated by Dart in 2002, 2001 and 2000, respectively, related to the transportation of waste.  Hazardous waste represented 29%, 36% and 37% of Dart’s waste transportation revenues in 2002, 2001 and 2000, respectively.

     Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 34%, 30% and 21% of its revenues in 2002, 2001 and 2000, respectively, from the transportation of general and bulk commodities, such as coal, salt, sand, ash, steel products and heavy machinery.  A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards.  Carriers are liable for loss of or damage to goods entrusted to their care.  Public liability and property damage insurance is compulsory.

     A substantial number of the truck power units and trailers used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from carriage.  Many of the approximately 40 to 60 independent truckers who regularly provide services for Dart have been doing so for a number of years.  These independent truckers pay for fuel and all other expenses with the exception of automotive liability insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart.  Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart.  See Item 2—“Properties.”

     Waste is transported by roll-off trailers, specialized tankers, van trailers, dump trailers, walking floor trailers or flatbed trailers to treatment and disposal facilities.  In connection with its transportation of municipal solid waste, Dart also provides loading services at several municipal solid waste transfer stations.  See Item 2—“Properties.”

     Dart also provides transportation brokerage and management services to a variety of customers.  Dart maintains lists of approved transporters, which it periodically reviews and updates, and Dart will only engage transporters that it believes are reliable and efficient in providing the services required in accordance with Dart’s standards.

     During 2002, four customers of the transportation services segment accounted for approximately 21%, 15%, 11%, and 10%, respectively, of the segment’s net operating revenues to external customers.

Waste Management, Inc. and its affiliates are the transportation services segment’s largest customer and accounted for approximately 10% of Avalon’s consolidated net operating revenues.

Technical Environmental Services

     The Earth Sciences Companies, headquartered in Export, Pennsylvania, provide a wide range of technical environmental services, including environmental impact studies, landfill design, permitting, site assessments, waste management and minimization, consulting, site remediation, and environmentally related construction activities, including conducting landfill closures and performing facility decommissioning activities, including those subject to the jurisdiction of the Nuclear Regulatory Commission.  These companies also provide hazardous and nonhazardous waste management, groundwater remediation and underground storage tank management.  The Earth Sciences Companies are often engaged to perform a remedial investigation/feasibility study, which first entails performing a site assessment involving the gathering of samples from a contaminated site, followed by laboratory analyses to establish or verify the nature and extent of the contaminants.  Alternative solutions to remedy the particular problem are then developed, evaluated and presented to the client.  The Earth Sciences Companies are equipped to implement the mitigation and decontamination program then selected by the client and approved by the appropriate regulatory agency.  When implementing such a program, the Earth Sciences Companies may employ the transportation, waste management and/or brokerage services of its affiliated companies.  The Earth Sciences Companies also possess the expertise to perform the evaluation and analysis necessary to advise clients on compliance with federal and state environmental regulations, and have assisted clients in developing waste management and compliance policies, including the development of plans for waste minimization and disposal.  The Earth Sciences Companies also provide services related to the evaluation of the environmental condition of real estate for law firms, banks or potential purchasers, as well as expert environmental testimony in legal proceedings.

     American Landfill Management, Inc. (“ALMI”) is a landfill management company that provides technical and operational services to customers owning captive disposal facilities.  A captive disposal facility only disposes of waste generated by the owner of such facility.  ALMI provides turnkey services, including daily operations, facilities management and management reporting for its customers.  Currently, ALMI manages one captive disposal facility located in Ohio.

     During 2002, two customers of the technical environmental services segment each accounted for approximately 14% of the segment’s net operating revenues to external customers.

Waste Disposal Brokerage and Management Services

     American Waste Management Services, Inc. (“AWMS”) assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer’s needs.

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

Golf and Related Operations

     Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a travel agency and a Pete Dye designed championship golf course located in Warren, Ohio.  During the third quarter of 1999, ALGI closed the golf course to make significant capital improvements to the course and related facilities.  The golf course resumed operations during the third quarter of 2000.  ALGI generates its revenue from greens fees, cart rentals, merchandise sales, food and beverage sales and booking travel reservations.  Although the redesigned golf course will continue to be available to the general public, during 2001, Avalon created the Avalon Lakes Golf Club.  Membership requires payment of a one-time initiation fee as well as annual dues.  Members receive several benefits including reduced green fees and preferential tee times.  During 2002, Avalon remodeled its corporate headquarters building to include a clubhouse for the Avalon Lakes Golf Club.  As a result of ALGI being located in northeast Ohio, the golf course is significantly dependent upon weather conditions during the golf season.  See Item 2 – “Properties”.

Governmental Regulations

     As with other transportation companies, Avalon’s transportation operations must comply with Federal Motor Carrier Safety Regulations as promulgated by the United States Department of Transportation.  In order to transport hazardous waste and, in certain cases, nonhazardous solid waste, Avalon’s transportation operations must also comply with additional Federal Motor Carrier Safety Regulations and possess and maintain one or more state operating permits.  These operating permits must be renewed annually and are subject to modification and revocation by the issuing agency.  In addition, Avalon’s waste transportation operations are subject to evolving and expanding operational and safety requirements.

     In the ordinary course of their operations, Avalon’s subsidiaries may from time to time receive citations, notices or comments from regulatory authorities that such operations are not in compliance with applicable environmental regulations.  These agencies may seek to impose fines, or revoke or deny renewal of operating permits or licenses, or require the remediation of environmental problems resulting from Avalon’s transportation or waste brokerage operations.  Upon receipt of such citations, notices or comments, the appropriate subsidiary works with the authorities in an attempt to resolve the issues raised.  Failure to correct the problems to the satisfaction of the authorities could lead to fines and/or a curtailment or cessation of certain operations.

     The federal government and numerous state and local governmental bodies are increasingly considering, proposing or enacting legislation or regulations to either restrict or impede the disposal and/or transportation of waste.  A significant portion of Avalon’s disposal brokerage and transportation revenues is derived from the disposal or transportation of out-of-state waste.  Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.  Avalon’s transportation operations may also be affected by the trend toward laws requiring the development of waste reduction and recycling or other programs.

Sales and Marketing

     Avalon’s sales and marketing approach is decentralized, with each operation being responsible for its own sales and marketing efforts.  Each operation employs its own sales force which concentrates on expanding its business.

Competition

     The markets for the transportation of hazardous and nonhazardous waste and for the transportation of general and bulk commodities are each highly competitive.  There are numerous participants, and no one transporter has a dominant market share.  Avalon competes primarily with other short and long-haul carriers for both truckload and less than truckload shipments.  Competition for the transportation of waste is based on the ability of the carrier to transport the waste at a competitive price and in accordance with applicable regulations.  Competition for the transportation of commodities is based primarily on price and service.  Some of Avalon’s competitors periodically reduce their freight rates to gain or retain business, especially during difficult economic times, which may limit Avalon’s ability to maintain its freight rates.

     Avalon’s technical environmental services operations compete with numerous large and small companies, each of which is able to provide one or more of the environmental services offered by Avalon and some of which have greater financial resources.  Avalon attempts to develop relationships with clients who have an ongoing need for its integrated technical environmental services.  The availability of skilled technical personnel, the quality of performance and service, and fees are the key competitive factors in developing such relationships.

     The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented.  Avalon’s waste disposal brokerage and management business competes with other brokerage companies as well as with companies which own treatment and disposal facilities.  In addition to price, knowledge and service are the key factors when competing for waste disposal brokerage and management business.  Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing service and identifying cost-efficient disposal options unique to a customer’s needs.  Consolidation within the solid waste industry has reduced the number of disposal options available to waste generators and has caused disposal pricing to increase.  Avalon does not believe that industry pricing changes alone will have a material effect upon its waste disposal brokerage and management operations.  However, consolidation has had the effect of reducing the number of competitors offering disposal alternatives.

     Avalon’s golf course and related operations are located in Warren, Ohio and the golf course is significantly dependent on weather conditions during the golf season.  The golf course competes with many public courses and country clubs in the area.

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

     If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

     From time to time Avalon enters into contracts which require surety bonds or other financial instruments to assure performance under the terms thereof.  Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have limited Avalon’s ability to obtain surety bonds in the future.  No assurance can be given that such bonds will be available in the future or, if available, that the premiums for such bonds will be reasonable.  The inability of Avalon to obtain surety bonds may adversely impact its future financial performance.

Employees

     As of December 31, 2002, Avalon had 346 employees, 207 of whom were employed in transportation operations, 76 of whom were employed in technical environmental services, 22 of whom were employed by the waste disposal brokerage and management operations, 13 of whom were employed by the golf course and related operations and 28 of whom were employed in financial and administrative activities.  Avalon believes that it has a good relationship with its employees.

Other Business Factors

     None of Avalon’s business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies.  Avalon does not sponsor significant research and development activities.

ITEM 2.	PROPERTIES

     Dart provides transportation services from locations in Canfield, Ohio (where Dart owns an 18,800 square foot facility); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); Chicago, Illinois (where Dart leases a 500 square foot terminal and leases a 5,100 square foot maintenance facility); and Bedford, New Hampshire (where Dart leases a 300 square foot office).  At December 31, 2002, the transportation operations owned a fleet of 20 power units (in addition to 137 power units which are leased), 308 trailers (in addition to 38 trailers which are leased and 159 which are rented), and 636 roll-off and other containers.  In addition, 40 to 60 power units and 90 to 110 trailers owned by independent owner/operators are available for use in Dart’s operations.

     The Earth Sciences Companies have their main offices located in a 48,000 square foot building in Export, Pennsylvania owned by Avalon.  Avalon currently leases approximately 12,000 square feet of this building to a third party.  In addition, 17,000 square feet of warehouse space in Murrysville, Pennsylvania is leased for field equipment and vehicle storage.  The Earth Sciences Companies also own numerous pieces of field, computer and other equipment.

     The captive landfill management operations use approximately six pieces of equipment (such as a bulldozer, excavator and backhoe) all of which are owned or leased by ALMI.

     ALGI owns an 18-hole golf course and practice facility on approximately 200 acres, a maintenance and storage building of approximately 12,000 square feet, a restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet.  ALGI currently leases the restaurant building and banquet facility to a third party operator.  Avalon constructed a clubhouse as part of the remodeling of Avalon’s corporate headquarters building.  All the facilities are located in Warren, Ohio.

     Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the golf course. The corporate and administrative offices of Dart, ALMI, ALGI,  and AWMS are each located at the headquarters building of Avalon in Warren, Ohio.  Avalon’s corporate headquarters building has been remodeled to include a clubhouse for the Avalon Lakes Golf Club.

     Generally, Avalon’s fixed assets are in good condition and are satisfactory for the purposes for which they are intended.

ITEM 3.	LEGAL PROCEEDINGS

     In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility which facility is subject to remedial action under Indiana Environmental Laws.  Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility.  During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site.  The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million.  Avalon’s total liability for the allocated costs under the Participation Agreement was approximately $71,000, which Avalon has paid.

     The additional unallocated site remediation costs are currently estimated to be approximately $3 million and Avalon’s total accrued liability relating to the remediation of this portion of the site on an undiscounted basis is estimated to be $120,000.  The measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter Avalon’s expectations at any time. The extent of any ultimate liability of any of Avalon’s subsidiaries with respect to these additional costs is unknown.

          In addition to the foregoing, in the ordinary course of conducting its business, Avalon also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters.  Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition.  Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it.  See Item 1.  “Business—Insurance.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2002.

PART II

     Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2002 Annual Report to Shareholders if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
		Page(s)

Common stock information		28
Dividend policy		28
ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 1998 through 2002 under the captions Net operating revenues, Income (loss) from continuing operations, Income (loss) from discontinued   operations, Net income (loss), Net income (loss) per share from continuing operations, Net income (loss) per share from   discontinued operations, Net income (loss) per share and pro forma net loss per share, Total assets and Long-term debt

		25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations		2-9

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption “Market Risk” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors’ report regarding financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002		24

Financial Statements:
Consolidated Balance Sheets, December 31, 2002 and 2001		10
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000		11
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000		12
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2002		13
Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000		13
Notes to Consolidated Financial Statements		14-23

	Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.  The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position

Ronald E. Klingle	55	Chairman of the Board and a Director
Ted Wesolowski	51	Chief Executive Officer, President and a Director
Timothy C. Coxson	52	Treasurer, Chief Financial Officer and Chief Executive Officer of DartAmericA, Inc.
Jeffrey M. Grinstein	42	General Counsel and Secretary
Frances R. Klingle	56	Chief Administrative Officer
Stephen G. Kilper	43	Chief Executive Officer of AWS Remediation, Inc. and American Landfill Management, Inc.
Kenneth J. McMahon	50	Chief Executive Officer and President of American Waste Management Services, Inc.

     The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

     Ronald E. Klingle has been a director and Chairman of the Board of Avalon since June 1998.  He was Chief Executive Officer from June 1998 until December 2002.  He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. since December 1988.  Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University.  Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of Avalon.

     Ted Wesolowski has been Chief Executive Officer and President of Avalon since January 1, 2003 and has been a director of Avalon since April 2002.  He was a shareholder and member of the Board of Directors of Babst, Calland, Clements & Zomnir, P.C., a Pittsburgh Pennsylvania-based law firm.  Mr. Wesolowski was a co-founder of, and had been with, the firm since its inception in 1986.  He received his Bachelor of Science degree from The Pennsylvania State University and his Doctor of Jurisprudence degree from the University of Pittsburgh.  He was also the Chairman of the Business Law Section of the Allegheny County Bar Association and was a faculty member of the Pennsylvania Business Law Institute.

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

     Frances R. Klingle has been Chief Administrative Officer since June 1998.  She was Controller of Avalon from June 1998 to April 2002.  She had been Controller of American Waste Services, Inc. since June 1986.  Ms. Klingle received a Bachelor of Arts degree in French from Kent State University and has completed postgraduate work in accounting at Youngstown State University.  Ms. Klingle is the spouse of Ronald E. Klingle who is Chairman of the Board and a director of Avalon.

     Stephen G. Kilper has been Chief Executive Officer of AWS Remediation, Inc., and American Landfill Management Services, Inc. since June 1998.  He had been a director of Avalon from October 1999 until April 2002.  Mr. Kilper was Executive Vice President, Disposal Services, and a director of American Waste Services, Inc. and Chief Executive Officer of its wholly owned disposal subsidiaries from October 1995 to June 1998.  Mr. Kilper received his degree in Agricultural Engineering from the University of Wisconsin – Madison.

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

     The information required by Item 11 is contained under the captions “Meetings and Committees of the Board” and “Compensation of Directors and Executive Officers” in the Proxy Statement.  The information under such captions is incorporated herein by reference, except that information contained under subpart captions “Board Committee Reports on Executive Compensation” and “Performance Graph” are specifically not incorporated herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions “Voting Securities and Principal Holders Thereof” and “Stock Ownership of Management” in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ted Wesolowski was a director of Avalon in 2002 and is currently Chief Executive Officer, President and a director of Avalon.  In 2002, Mr. Wesolowski was a shareholder of the Pittsburgh, Pennsylvania law firm of Babst, Calland, Clements & Zomnir, P.C. which rendered legal services to Avalon during the last fiscal year.

PART IV

ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2002 Annual Report to Shareholders)

	2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14.

The following financial statement schedule, which is applicable for years ended December 31, 2002, 2001 and 2000, should be read in conjunction with the previously referenced financial statements.

Independent Auditors’ Report on Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

Such independent auditors’ report and financial statement schedule are at pages 16 and 17 of this report.  The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1

2.2

Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2

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

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2

11.1	Omitted—inapplicable. See “Basic net income (loss) per share” on page 16 of the 2002 Annual Report to Shareholders

Exhibit No. (Continued)

13.1

Avalon Holdings Corporation 2002 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided for the information of the Commission and is not be deemed “filed” as part of the Form 10-K)

21.1	Subsidiaries of Avalon Holdings Corporation

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

(c) Reference is made to Item 14 (a)(3) above for the index of Exhibits.

(d) Reference is made to Item 14 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 26th day of March, 2003.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ TIMOTHY C. COXSON

Timothy C. Coxson - Treasurer and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 26th day of March, 2003.

Signatures	Title

/s/ RONALD E. KLINGLE	Chairman of the Board and Director

Ronald E. Klingle

/s/ TED WESOLOWSKI	Chief Executive Officer, President and Director

Ted Wesolowski

/s/ SANFORD B. FERGUSON	Director

Sanford B. Ferguson

/s/ ROBERT M. ARNONI	Director

Robert M. Arnoni

/s/ STEPHEN L. GORDON	Director

Stephen L. Gordon

AVALON HOLDINGS CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ted Wesolowski, certify that:

1.  I have reviewed this annual report on Form 10-K of Avalon Holdings Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ TED WESOLOWSKI

Ted Wesolowski
Chief Executive Officer

AVALON HOLDINGS CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Timothy C. Coxson, certify that:

1.  I have reviewed this annual report on Form 10-K of Avalon Holdings Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ TIMOTHY C. COXSON

Timothy C. Coxson
Chief Financial Officer

Independent Auditors’ Report

The Shareholders and Board of Directors
of Avalon Holdings Corporation:

Under date of February 28, 2003, we reported on the consolidated balance sheets of Avalon Holdings Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002, as contained in the 2002 Annual Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the 2002, 2001 and 2000 information included in the related financial statement schedule as listed in the accompanying index.  The 2002, 2001 and 2000 information included in the financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2002, 2001 and 2000 information included in the financial statement schedule based on our audits.

In our opinion, the 2002, 2001 and 2000 information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Grant Thornton LLP

Cleveland, Ohio
February 28, 2003

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions (1)	Balance at End of Year

		Charged to Costs and Expenses	Charged to Other Accounts

Allowance for Doubtful Accounts:
Year ended December 31,
2002	$2,707	$3,101	$—	$261	$5,547

2001	$421	$2,459	$—	$173	$2,707

2000	$765	$665	$—	$1,009	$421

(1)     Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2002 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.