Form 10-Q
period 2003-03-31
AVALON HOLDINGS CORP
filed 2003-05-14
CIK 1061069

2003

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of May 9, 2003.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Net operating revenues	$14,008	$15,721
Costs and expenses:
Costs of operations	12,857	14,865
Selling, general and administrative expenses	2,286	2,269

Operating loss from continuing operations	(1,135)	(1,413)
Other income:
Interest income	52	76
Other income, net	104	33

Loss from continuing operations before income taxes	(979)	(1,304)
Provision (benefit) for income taxes	—	—

Loss from continuing operations	(979)	(1,304)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(327)
Provision (benefit) for income taxes	—	—

Loss from discontinued operations	—	(327)

Net loss	$(979)	$(1,631)

Net loss per share from continuing operations	$(.26)	$(.35)

Net loss per share from discontinued operations	$—	$(.08)

Net loss per share (Note 2)	$(.26)	$(.43)

Weighted average shares outstanding (Note 2)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$3,063	$2,595
Short-term investments	5,927	5,965
Accounts receivable, net	11,132	11,776
Prepaid expenses	1,431	1,781
Other current assets	652	549

Total current assets	22,205	22,666

Property and equipment, less accumulated depreciation and amortization of $17,465 in 2003 and $17,050 in 2002	27,783	28,303

Costs in excess of fair market value of net assets of acquired businesses, net	538	538
Other assets, net	139	139

Total assets	$50,665	$51,646

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,457	$5,852
Accrued payroll and other compensation	921	827
Accrued income taxes	247	236
Other accrued taxes	458	541
Other liabilities and accrued expenses	1,936	1,425

Total current liabilities	9,019	8,881
Other noncurrent liabilities	11	131
Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(16,553)	(15,574)
Accumulated other comprehensive income	54	74

Total shareholders’ equity	41,635	42,634

Total liabilities and shareholders’ equity	$50,665	$51,646

See accompanying notes to condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Loss from continuing operations	$(979)	$(1,304)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation	610	607
Amortization of investments	18	32
Provision for losses on accounts receivable	56	199
Gain from disposal of property and equipment	(39)	(7)
Change in operating assets and liabilities:
Accounts receivable	588	822
Prepaid expenses	350	157
Other current assets	(103)	13
Other assets	—	(18)
Accounts payable	(395)	(1,454)
Accrued payroll and other compensation	94	(5)
Accrued income taxes	11	(13)
Other accrued taxes	(83)	(188)
Other liabilities and accrued expenses	511	273
Other noncurrent liabilities	(120)	—

Net cash provided by (used in) operating activities from continuing operations	519	(886)
Net cash used in operating activities from discontinued operations	—	(116)

Net cash provided by (used in) operating activities	519	(1,002)

Investing activities:
Capital expenditures	(95)	(584)
Proceeds from disposal of property and equipment	44	10

Net cash used in investing activities from continuing operations	(51)	(574)
Net cash used in investing activities from discontinued operations	—	(34)

Net cash used in investing activities	(51)	(608)

Increase (decrease) in cash and cash equivalents	468	(1,610)
Cash and cash equivalents at beginning of year	2,595	4,807

Cash and cash equivalents at end of year	$3,063	$3,197

See accompanying notes to condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2002 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2003, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331.  There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2003 and 2002.

Note 3.  Investment Securities

Avalon held available-for-sale securities of $5,927,000 and $5,965,000 at March 31, 2003 and December 31, 2002, respectively, which are included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments”.  As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized losses, net of applicable income taxes, of $20,000 during the three month period ended March 31, 2003 as a component of other comprehensive income.  Accumulated comprehensive income was $54,000 at March 31, 2003.

Information regarding investment securities consists of the following (in thousands):

	March 31, 2003			December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Available-for-Sale U.S. Treasury Notes	$5,873	$54	$5,927	$5,891	$74	$5,965

The amortized cost and estimated fair value of available-for-sale investments at March 31, 2003, by contractual maturity, consist of the following (in thousands):

	Available-for-Sale

	Amortized Cost	Estimated FairValue

Due in one year or less	$5,873	$5,927
Due after one year through five years	—	—

Total	$5,873	$5,927

Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss) .  Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component of “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets for Avalon.  Comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net loss	$(979)	$(1,631)
Unrealized loss on available-for-sale securities	(20)	—

Total comprehensive income (loss)	$(999)	$(1,631)

Note 5.  Discontinued Operations

Recognizing that the continuing losses incurred by the analytical laboratory business would adversely impact its future financial performance, in the second quarter of 2002, management determined that it was in Avalon’s best interest to discontinue operating the analytical laboratory business.  Accordingly, on May 1, 2002, Avalon sold all of the operating assets of its Export, Pennsylvania analytical laboratory business.  On September 1, 2002, Avalon sold all of the operating assets of its radio-chemistry laboratory business.  The results of operations for the three months ended March 31, 2002 of the analytical laboratory business have been included in discontinued operations.

Note 6. Legal Matters

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility which facility is subject to remedial action under Indiana environmental laws.  Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility.  During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site.  The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million.  In April 2003, Avalon executed an Agreed Order that provides for, among other things, the allocation of remaining site remediation costs.  Avalon’s total liability for such remaining costs was approximately $9,000.  As a result, Avalon reduced its recorded liability by $111,000 to reflect the final resolution of this matter.  Such adjustment is included under the caption  “Costs of operations” in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2003.

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

Note 7.  Business Segment Information.

In applying Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.”  On this basis, Avalon’s reportable segments include transportation services, technical environmental services, waste disposal brokerage and management services, and golf and related operations.  Avalon accounts for intersegment net operating revenues as if the transactions were with third parties.  The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities, and transportation brokerage and management services.  The technical environmental services segment provides environmental consulting, engineering, site assessments, remediation services and operates and manages a captive landfill for an industrial customer.  The waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services.  The golf and related operations segment includes the operations of a golf course and travel agency.  Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2003, one customer and its affiliates accounted for approximately 22% of the transportation services segment’s net operating revenues to external customers and approximately 10% of Avalon’s consolidated net operating revenues.  For the three months ended March 31, 2002, one customer accounted for approximately 25% of the transportation services segment’s net operating revenues to external customers and approximately 14% of Avalon’s consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies.  Avalon measures segment profit for internal reporting purposes as income (loss) from continuing operations before taxes.  Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) from continuing operations before taxes is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net operating revenues from:
Transportation services:
External customers revenues	$6,482	$8,690
Intersegment revenues	885	990

Total transportation services	7,367	9,680

Technical environmental services:
External customers revenues	2,989	2,985
Intersegment revenues	—	—

Total technical environmental services	2,989	2,985

Waste disposal brokerage and management services:
External customers revenues	4,424	3,957
Intersegment revenues	50	45

Total waste disposal brokerage and management services	4,474	4,002

Golf and related operations:
External customers revenues	113	89
Intersegment revenues	15	14

Total golf and related operations	128	103

Segment operating revenues	14,958	16,770
Intersegment eliminations	(950)	(1,049)

Total net operating revenues	$14,008	$15,721

Income (loss) from continuing operations before taxes:
Transportation services	$(260)	$(365)
Technical environmental services	165	(60)
Waste disposal brokerage and management services	211	105
Golf and related operations	(282)	(238)

Segment loss before taxes	(166)	(558)
Corporate interest income	45	60
Corporate other income, net	38	1
General corporate expenses	(896)	(807)

Loss from continuing operations before taxes	$(979)	$(1,304)

Business Segment Information (continued)

	Three Months Ended March 31,

	2003	2002

Interest income:
Transportation services	$3	$6
Technical environmental services	2	5
Waste disposal brokerage and management services	2	4
Golf and related operations	—	1
Corporate	45	60

Total	$52	$76

	March 31, 2003	December 31, 2002

Identifiable assets:
Transportation services	$10,330	$10,735
Technical environmental services	9,170	8,969
Waste disposal brokerage and management services	4,696	4,462
Golf and related operations	14,292	14,376
Other businesses	72	72
Corporate	27,302	28,239

Sub Total	65,862	66,853
Elimination of intersegment receivables	(15,197)	(15,207)

Total	$50,665	$51,646

Note 8.  Recently Issued Financial Accounting Standards

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 did not have an effect on Avalon’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to provide guidance on when an investor should consolidate another entity from which they receive benefits or are exposed to risks when those other entities are not controlled based on traditional voting interests or they are thinly capitalized.  The provisions of FIN 46 are effective beginning July 1, 2003.  Management has reviewed the provisions of FIN 46 and its assessment is that this interpretation will not have a material impact on Avalon’s financial position or results of operations.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued.  SFAS 149 amends and clarifies financial accounting and reporting for derivatives and hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for contracts entered into or modified after June 30, 2003.  Although management is still reviewing the provisions of SFAS 149, its preliminary assessment is that this interpretation will not have a material impact on Avalon’s financial position or results of operations.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of Avalon Holdings Corporation and its subsidiaries.  As used in this report, the term “Avalon” means Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, ‘forward looking statements’.  Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon’s reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

For the first three months of 2003, Avalon utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2003 are expected to be in the range of $.5 million to $1.5 million, which relate principally to the purchase of transportation equipment, vehicles for the technical environmental services operations, and upgrading computer equipment.  During the first three months of 2003, capital expenditures for Avalon totaled $.1 million which was principally related to the purchase of transportation equipment for the transportation services operations.

Working capital was $13.2 million at March 31, 2003 compared with $13.8 million at December 31, 2002.  The decrease is primarily the result of a reduction in accounts receivable as a result of lower net operating revenues in the first quarter of 2003 compared with the fourth quarter of 2002.

The decrease in accounts payable at March 31, 2003 compared with December 31, 2002 is primarily due to the payment of insurance premiums for Avalon’s insurance program.

From time to time Avalon enters into contracts which require surety bonds or other financial instruments to assure performance under the terms thereof.  Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have limited Avalon’s ability to obtain surety bonds in the future.  No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable.  The inability of Avalon to obtain surety bonds may adversely impact its future financial performance and any significant collateral requirements may impact Avalon’s liquidity.

Management believes that anticipated cash provided from future operations, existing working capital, as well as Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs.  Avalon does not currently have a credit facility.

Several private country clubs in the Warren, Ohio vicinity are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and is giving consideration to the possibility of acquiring one or more additional golf courses.  While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense.  Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2003 decreased to $14 million compared with $15.7 million in the prior year’s first quarter.  Costs of operations decreased to $12.9 million in the first quarter of 2003 compared with $14.9 million in the prior year quarter.  Avalon recorded a net loss of $1 million or $.26 per share for the first quarter of 2003 compared with a net loss of $1.6 million or $.43 per share for the first quarter of 2002.

Performance in the First Quarter of 2003 compared with the First Quarter of 2002

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $7.4 million in the first quarter of 2003 compared with $9.7 million in the first quarter of the prior year.  The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations, partially offset by an increase in the transportation of hazardous waste and general commodities despite unusual winter weather conditions.  The decrease in net operating revenues for the transportation brokerage operations was due to the first quarter of 2002 including a significant amount of transportation brokerage services provided for a single customer on a one-time basis.  The increase in net operating revenues relating to the transportation of hazardous waste in the first quarter of 2003 was primarily the result of an increase in the volume of hazardous waste transported for a single customer.  The transportation services segment incurred a loss before taxes of $.3 million for the first quarter of 2003 compared with a loss before taxes of $.4 million for the first quarter of 2002.  The improvement is primarily the result of numerous cost reductions and a favorable adjustment relating to the settlement of an environmental matter, partially offset by a significant decrease in income before taxes of the transportation brokerage operations.

Net operating revenues of the technical environmental services segment were $3 million in both the first quarter of 2003 and 2002.  The technical environmental services segment recorded income before taxes of $.2 million in the first quarter of 2003 compared with a loss before taxes of $.1 million in the first quarter of 2002.  The increase in income before taxes is primarily related to improved operating margins of the engineering and consulting business and to a lesser extent the remediation business.  Additionally, during the first quarter of 2002, both the engineering and consulting business and the remediation business were adversely impacted by increased charges to the provision for losses on accounts receivable as a result of certain customers filing bankruptcy.

Income before taxes of the captive landfill management business was relatively unchanged from the prior year quarter.

Net operating revenues of the waste disposal brokerage and management services segment increased to $4.5 million in the first quarter of 2003 compared with $4 million in the first quarter of the prior year.  The increase in net operating revenues is primarily the result of an increase in the level of disposal brokerage and management services provided.  Income before taxes for the waste disposal brokerage and management services segment increased to $.2 million in the first quarter of 2003 compared with $.1 million in the first quarter of the prior year primarily as a result of an increase in the level of business and improved operating margins.

Avalon’s golf and related operations segment consists primarily of the operation of a golf course and travel agency.  The golf course, which is located in Warren, Ohio, was closed during the first quarter of 2003 and 2002 due to seasonality.  Net operating revenues for the golf and related operations segment, which were primarily related to the travel agency, were $.1 million for the first three months of 2003 and 2002.  The golf and related operations segment incurred a loss before taxes of $.3 million in the first quarter of 2003 compared with $.2 million in the first quarter of 2002.  The loss before taxes of the golf and related operations segment is primarily as a result of the ongoing expenses of the golf course operations while the golf course is closed during the winter.  Although the golf course will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Lakes Golf Club.  The net operating revenues associated with the annual membership dues of the Avalon Lakes Golf Club are recognized during the months of May through October, which generally represents the golf season.

Interest income

Interest income was $.1 million in both the first quarter of 2003 and 2002.

General corporate expenses

General corporate expenses were $.9 million in the first quarter of 2003 compared with $.8 million in the first quarter of 2002.

Net loss

Avalon recorded a net loss of $1 million in the first quarter of 2003 compared with a net loss of $1.6 million in the first quarter of the prior year.  Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2003 and 2002.  The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance.  A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized.  The overall effective tax rate is different than statutory rates primarily due to the increase in the valuation allowance.

Trends and Uncertainties

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters.  Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition.  Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management assesses the probability of loss and accrues a liability as appropriate.  Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on it.

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste.  A significant portion of Avalon’s transportation and waste disposal brokerage and management revenues are derived from the disposal or transportation of out-of-state waste.  Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.

As is the case with any transportation company, an increase in fuel prices will subject Avalon’s transportation operations to increased operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers.

Avalon’s transportation operations utilize power units which are subject to long-term leases.   The level of transportation services provided has resulted in the under-utilization of many of these power units.  The under-utilization of these power units will continue to adversely impact the future financial performance of the transportation operations.

As is the case with any transportation company, Avalon’s transportation operations are significantly dependent upon its ability to attract and retain qualified drivers and independent contractors.  Failure to do so will adversely impact the future financial performance of the transportation operations.

In connection with the transportation of municipal solid waste, Avalon’s transportation operations provide loading services at several municipal solid waste transfer stations.  Because of the fixed costs associated with loading, the profitability of such operations is dependent upon the volume of waste delivered to each transfer station.  The volume of waste delivered to each transfer station is not within Avalon’s control.

Insurance costs, particularly within the transportation industry, have risen dramatically over the past year.  The increase in insurance premiums has increased Avalon’s operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers.

From time to time Avalon enters into contracts that require surety bonds or other financial instruments to assure performance under the terms thereof.  Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have limited Avalon’s ability to obtain surety bonds in the future.  No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable.  The inability of Avalon to obtain surety bonds may adversely impact its future financial performance.

Competitive pressures continue to impact the financial performance of Avalon’s transportation services, technical environmental services and waste disposal brokerage and management services.  Some of Avalon’s competitors periodically reduce their pricing to gain or retain business, especially during difficult economic times, which may limit Avalon’s ability to maintain rates.  A decline in the rates which customers are willing to pay could adversely impact the future financial performance of Avalon.

Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs.

Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase.  Avalon does not believe that industry pricing changes alone will have a material effect upon its waste disposal brokerage and management operations.  However, consolidation has had the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

A significant portion of Avalon’s business is not subject to long-term contracts.  In light of current economic, regulatory and competitive conditions, there can be no assurance that Avalon’s current customers will continue to transact business with Avalon at historical levels.  Failure by Avalon to retain its current customers or to replace lost business could adversely impact the future financial performance of Avalon.

Current economic challenges throughout the industries served by Avalon have resulted in a reduction of revenues coupled with an increase in payment defaults by customers.  While Avalon continuously endeavors to limit customer credit risks, many customer specific financial downturns are not controllable by management.  Significant customer payment defaults in the future will continue to have a material adverse impact upon Avalon’s future financial performance.

Avalon’s golf course competes with many public courses and country clubs in the area. Although the golf course will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Lakes Golf Club.

Avalon’s golf course is located in Warren, Ohio and is significantly dependent upon weather conditions during the golf season.  Additionally, all of Avalon’s other operations are somewhat seasonal in nature since a significant portion of those operations are primarily conducted in selected northeastern and midwestern states.  As a result, Avalon’s financial performance is adversely affected by winter weather conditions.

Market Risk

Avalon does not have significant exposure to changing interest rates.  A 10% change in interest rates would have an immaterial effect on Avalon’s income before taxes for the next fiscal year.  Avalon currently has no debt outstanding and invests primarily in U.S. Treasury notes, short-term money market funds and other short-term obligations.  Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions.

Avalon does not purchase or hold any derivative financial instruments.

Item 4.  Controls and Procedures

Avalon’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility which facility is subject to remedial action under Indiana environmental laws.  Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility.  During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site.  The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million.  In April 2003, Avalon executed an Agreed Order that provides for, among other things, the allocation of remaining site remediation costs.  Avalon’s total liability for such remaining costs was approximately $9,000.  As a result, Avalon reduced its recorded liability by $111,000 to reflect the final resolution of this matter.  Such adjustment is included under the caption  “Costs of operations” in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2003.

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on April 30, 2003; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 13, 2003	By:	/s/ TIMOTHY C. COXSON

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ TIMOTHY C. COXSON

Timothy C. Coxson Chief Financial Officer