Form 10-K/A
period 2002-12-31
AVALON HOLDINGS CORP
filed 2003-06-04
CIK 1061069

2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-K/A

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

PART IV

ITEM 14.		CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, Avalon's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2002 Annual Report to Shareholders)

	2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of June, 2003.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ TIMOTHY C. COXSON

Timothy C. Coxson - Treasurer and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 2nd day of June, 2003.

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