Form 10-Q
period 2003-06-30
AVALON HOLDINGS CORP
filed 2003-08-14
CIK 1061069

2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒       No   ☐

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of August 7, 2003.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net operating revenues	$16,320	$16,248	$30,328	$31,969
Costs and expenses:
Costs of operations	14,318	14,781	27,175	29,646
Selling, general and administrative expenses	2,510	2,208	4,796	4,477

Operating loss from continuing operations	(508)	(741)	(1,643)	(2,154)
Other income:
Interest income	63	67	115	144
Other income, net	58	209	162	241

Loss from continuing operations before income taxes	(387)	(465)	(1,366)	(1,769)
Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(387)	(465)	(1,366)	(1,769)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(370)	—	(697)
Provision (benefit) for income taxes	—	—	—	—

Loss from discontinued operations	—	(370)	—	(697)
Net loss	$(387)	$(835)	$(1,366)	$(2,466)

Net loss per share from continuing operations	$(.10)	$(.12)	$(.36)	$(.47)

Net loss per share from discontinued operations	$—	$(.10)	$—	$(.18)

Net loss per share (Note 2)	$(.10)	$(.22)	$(.36)	$(.65)

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,303	$2,595
Short-term investments	3,951	5,965
Accounts receivable, net	11,210	11,776
Prepaid expenses	1,132	1,781
Other current assets	601	549

Total current assets	20,197	22,666
Noncurrent investments	2,014	—
Properties and equipment, less accumulated depreciation and amortization of $18,047 in 2003 and $17,050 in 2002	27,241	28,303
Costs in excess of fair market value of net assets of acquired businesses, net	538	538
Other assets, net	138	139

Total assets	$50,128	$51,646

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,272	$5,852
Accrued payroll and other compensation	876	827
Accrued income taxes	288	236
Other accrued taxes	482	541
Other liabilities and accrued expenses	1,976	1,425

Total current liabilities	8,894	8,881
Other noncurrent liabilities	11	131
Shareholders’ equity :
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(16,940)	(15,574)
Accumulated other comprehensive income	29	74

Total shareholders’ equity	41,223	42,634

Total liabilities and shareholders’ equity	$50,128	$51,646

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Loss from continuing operations	$(1,366)	$(1,769)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,210	1,213
Amortization of investments	34	62
Provision for losses on accounts receivable	358	235
Gain from disposal of property and equipment	(39)	(35)
Change in operating assets and liabilities:
Accounts receivable	208	160
Prepaid expenses	649	533
Other current assets	(52)	(59)
Other assets	1	2
Accounts payable	(580)	(1,740)
Accrued payroll and other compensation	49	(108)
Accrued income taxes	52	(18)
Other accrued taxes	(59)	(138)
Other liabilities and accrued expenses	551	251
Other noncurrent liabilities	(120)	11

Net cash provided by (used in) operating activities from continuing operations	896	(1,400)
Net cash used in operating activities from discontinued operations	—	(297)

Net cash provided by (used in) operating activities	896	(1,697)

Investing activities:
Purchase of available-for-sale investments	(2,014)	—
Maturities of available-for-sale investments	1,935	—
Sales of held-to-maturity investments	—	712
Capital expenditures	(154)	(2,076)
Proceeds from disposal of property and equipment	45	42

Net cash used in investing activities from continuing operations	(188)	(1,322)
Net cash provided by investing activities from discontinued operations	—	378

Net cash used in investing activities	(188)	(944)

Increase (decrease) in cash and cash equivalents	708	(2,641)
Cash and cash equivalents at beginning of year	2,595	4,807

Cash and cash equivalents at end of period	$3,303	$2,166

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2003, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.   Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2003 and 2002.

Note 3.   Investment Securities

Avalon held available-for-sale securities of $5,965,000 at both June 30, 2003 and December 31, 2002, which are included in the Condensed Consolidated Balance Sheets under the captions “Short-term investments” and “Noncurrent investments”. As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized losses, net of applicable income taxes, of $25,000 during the three month period ended June 30, 2003 and of $45,000 during the six month period ended June 30, 2003 as a component of other comprehensive income. Accumulated other comprehensive income was $29,000 at June 30, 2003.

Information regarding investment securities consists of the following (in thousands):

	June 30, 2003			December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$5,936	$29	$5,965	$5,891	$74	$5,965

The amortized cost and estimated fair value of available-for-sale investments at June 30, 2003, by contractual maturity, consist of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,922	$3,951
Due after one year through five years	2,014	2,014

Total	$5,936	$5,965

Note 4.    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component of “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets for Avalon. Comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(387)	$(835)	$(1,366)	$(2,466)
Unrealized gain (loss) on available-for-sale securities	(25)	52	(45)	52

Total comprehensive loss	$(412)	$(783)	$(1,411)	$(2,414)

Note 5.    Discontinued Operations

Recognizing that the continuing losses incurred by the analytical laboratory business would adversely impact its future financial performance, in the second quarter of 2002, management determined that it was in Avalon’s best interest to discontinue operating the analytical laboratory business. Accordingly, on May 1, 2002, Avalon sold all of the operating assets of its Export, Pennsylvania analytical laboratory business and on September 1, 2002, Avalon sold all of the operating assets of its radio-chemistry laboratory business. The results of operations of the analytical laboratory business for the three and six months ended June 30, 2002 have been included in discontinued operations.

Note 6.    Legal Matters

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility, which facility is subject to remedial action under Indiana environmental laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. In April 2003, Avalon executed an Agreed Order that provides for, among other things, the allocation of remaining site remediation costs. Avalon’s total liability for such remaining costs was approximately $9,000. As a result, Avalon reduced its recorded liability by $111,000 to reflect the final resolution of this matter. Such adjustment is included under the caption “Costs of operations” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2003.

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

For the six months ended June 30, 2003, one customer and its affiliates accounted for approximately 24% of the transportation services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2002, two customers accounted for approximately 23% and 20%, respectively, of the transportation services segment’s net operating revenues to external customers and approximately 12% and 11%, respectively, of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net operating revenues from:
Transportation services:
External customers revenues	$7,333	$8,396	$13,815	$17,086
Intersegment revenues	808	887	1,693	1,877

Total transportation services	8,141	9,283	15,508	18,963

Technical environmental services:
External customers revenues	2,228	2,691	5,217	5,677
Intersegment revenues	—	—	—	—

Total technical environmental services	2,228	2,691	5,217	5,677

Waste disposal brokerage and management services:
External customers revenues	5,875	4,702	10,299	8,659
Intersegment revenues	20	65	70	110

Total waste disposal brokerage and management services	5,895	4,767	10,369	8,769

Golf and related operations:
External customers revenues	884	459	997	547
Intersegment revenues	23	20	38	34

Total golf and related operations	907	479	1,035	581

Segment operating revenues	17,171	17,220	32,129	33,990
Intersegment eliminations	(851)	(972)	(1,801)	(2,021)

Total net operating revenues	$16,320	$16,248	$30,328	$31,969

Income (loss) from continuing operations before taxes:
Transportation services	$100	$233	$(160)	$(131)
Technical environmental services	(20)	(72)	145	(133)
Waste disposal brokerage and management services	176	164	387	269
Golf and related operations	165	(94)	(117)	(332)
Other businesses	(1)	—	(1)	(1)

Segment income (loss) before taxes	420	231	254	(328)
Corporate interest income	44	56	89	116
Corporate other income, net	41	37	79	38
General corporate expenses	(892)	(789)	(1,788)	(1,595)

Loss from continuing operations before taxes	$(387)	$(465)	$(1,366)	$(1,769)

Business Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Transportation services	$14	$4	$17	$11
Technical environmental services	1	3	3	8
Waste disposal brokerage and management services	3	3	5	8
Golf and related operations	1	1	1	1
Corporate	44	56	89	116

Total	$63	$67	$115	$144

	June 30, 2003	December 31, 2002
Identifiable assets:
Transportation services	$10,336	$10,735
Technical environmental services	8,401	8,969
Waste disposal brokerage and management services	5,470	4,462
Golf and related operations	14,411	14,376
Other businesses	72	72
Corporate	26,751	28,239

Sub Total	65,441	66,853
Elimination of intersegment receivables	(15,313)	(15,207)

Total	$50,128	$51,646

Note 8. Recently Issued Financial Accounting Standards

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

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivatives and hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. Management has reviewed the provisions of SFAS 149 and its assessment is that this amendment will not have a material impact on Avalon’s financial position or results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, was issued. SFAS 150 requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Although management is still reviewing the provisions of SFAS 150, Avalon has not entered into or modified any financial instruments after May 31, 2003 and its preliminary assessment is that this financial accounting standard will not have a material impact on Avalon’s financial position or results of operations.

Note 9. Subsequent Event

Avalon has reached an agreement in principle with Squaw Creek Country Club to enter into a long-term lease of its golf course and related facilities located in Vienna, Ohio. Although there can be no assurances, it is anticipated that a definitive agreement will be finalized during the third quarter of 2003. Under the lease, Avalon would be obligated to pay $150,000 in annual rent, payable in the form of capital improvements to the Squaw Creek golf course and related facilities. Avalon would agree to complete $1 million in capital improvements within the first two years of the lease term, with the full amount of such expenditures being credited against future rent payments. The lease, including options unilaterally exercisable by Avalon, would have a term of 50 years.

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

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, ‘forward looking statements.’ Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon’s reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

For the first six months of 2003, Avalon utilized cash provided by operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2003, excluding capital expenditures relating to Squaw Creek Country Club as described below, are expected to be in the range of $.3 million to $.7 million, which relate principally to the purchase of transportation equipment, vehicles for the technical environmental services operations, and upgrading computer equipment. During the first six months of 2003, capital expenditures for Avalon totaled $.2 million which was principally related to the purchase of transportation equipment for the transportation services operations.

Working capital was $11.3 million at June 30, 2003 compared with $13.8 million at December 31, 2002. The decrease is primarily the result of a reclassification of short-term investments to noncurrent investments as a result of a change in maturity dates of certain investments.

The decrease in accounts payable at June 30, 2003 compared with December 31, 2002 is primarily due to the payment of insurance premiums for Avalon’s insurance program.

The increase in other liabilities and accrued expenses is primarily the result of an increase in membership dues of the Avalon Lakes Golf Club. Although membership dues are collected throughout the calendar year, they are recognized as net operating revenues during the months of May through October, which generally represents the golf season.

From time to time Avalon enters into contracts which require surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have significantly limited Avalon’s ability to obtain surety bonds. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable. The inability of Avalon to obtain surety bonds may adversely impact its future financial performance and any significant collateral requirements may impact Avalon’s liquidity.

Several private golf clubs in the Warren, Ohio vicinity are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and is giving consideration to the possibility of acquiring one or more additional golf courses. While Avalon has not entered into any pending agreements for acquisitions, it has reached an agreement in principle with Squaw Creek Country Club to enter into a long-term lease of its golf course and related facilities located in Vienna, Ohio. Although there can be no assurances, it is anticipated that a definitive agreement will be finalized during the third quarter of 2003. Under the lease, Avalon would be obligated to pay $150,000 in annual rent, payable in the form of capital improvements to the Squaw Creek golf course and related facilities. Avalon would agree to complete $1 million in capital improvements within the first two years of the lease term, with the full amount of such expenditures being credited against future rent payments. The lease, including options unilaterally exercisable by Avalon, would have a term of 50 years.

Avalon will continue to consider additional acquisitions that make economic sense, including acquisitions of other golf related operations. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Management believes that anticipated cash provided from future operations, existing working capital, as well as Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2003 increased to $16.3 million compared with $16.2 million in the prior year’s second quarter. Costs of operations decreased to $14.3 million in the second quarter of 2003 compared with $14.8 million in the prior year quarter. Avalon incurred a loss from continuing operations of $.4 million or a loss of $.10 per share for the second quarter of 2003 compared with a loss from continuing operations of $.5 million or a loss of $.12 per share for the second quarter of 2002. For the first six months of 2003, net operating revenues decreased to $30.3 million compared with $32 million for the first six months of 2002. Cost of operations were $27.2 million for the first six months of 2003 compared with $29.6 for the first six months of the prior year. Avalon incurred a loss from continuing operations of $1.4 million or a loss of $.36 per share for the first six months of 2003 compared with a loss from continuing operations of $1.8 million or a loss of $.47 per share for the first six months of 2002.

Performance in the Second Quarter of 2003 compared with the Second Quarter of 2002

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $8.1 million in the second quarter of 2003 compared with $9.3 million in the second quarter of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of municipal solid waste, partially offset by an increase in the transportation of hazardous waste and general commodities. The decrease in net operating revenues of the transportation brokerage operations was due to the second quarter of 2002 including a significant amount of transportation brokerage services provided for a single customer on a one-time basis. The increase in net operating revenues relating to the transportation of hazardous waste in the second quarter of 2003 was primarily the result of an increase in the volume of hazardous waste transported for a single customer. The transportation services segment recorded income before taxes of $.1 million for the second quarter of 2003 compared with income before taxes of $.2 million for the second quarter of 2002. The decrease is primarily the result of a significant decline in income before taxes of the transportation brokerage operations.

Net operating revenues of the technical environmental services segment were $2.2 million in the second quarter of 2003 compared with $2.7 million in the second quarter of 2002. The technical environmental services segment incurred a loss before taxes of $20,000 in the second quarter of 2003 compared with a loss before taxes of $.1 million in the second quarter of 2002. The improvement in income before taxes is primarily related to improved operating margins of the engineering and consulting business and a reduced loss before taxes of the remediation business. Income before taxes of the captive landfill management business was relatively unchanged from the prior year quarter.

Net operating revenues of the waste disposal brokerage and management services segment increased to $5.9 million in the second quarter of 2003 compared with $4.8 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.2 million in the second quarter of 2003 which was relatively unchanged from the second quarter of 2002. The income before taxes in the second quarter of 2003 included a charge of $.3 million to the provision for losses on accounts receivable due to a customer filing bankruptcy.

Net operating revenues of the golf and related operations segment were $.9 million in the second quarter of 2003 compared with $.5 million in the second quarter of 2002. The golf and related operations segment recorded income before taxes of $.2 million in the second quarter of 2003 compared with a loss before taxes of $.1 million in the second quarter of 2002. The increase in net operating revenues and income before taxes is primarily attributed to a significant increase in the average number of members of the Avalon Lakes Golf Club in the second quarter of 2003 compared with the prior year quarter, which in turn has significantly increased the number of rounds of golf played. The financial performance of the golf and related operations segment was negatively impacted by adverse weather conditions during the second quarter of 2003. Although the golf course will continue to be available to the general public, the primary source of revenues will be derived from members of the Avalon Lakes Golf Club. Annual membership dues of the Avalon Lakes Golf Club are recognized as net operating revenues during the months of May through October, which generally represents the golf season.

Interest income

Interest income was $.1 million in both the second quarter of 2003 and 2002.

General corporate expenses

General corporate expenses were $.9 million in the second quarter of 2003 compared with $.8 million in the second quarter of 2002.

Net loss

Avalon recorded a net loss of $.4 million in the second quarter of 2003 compared with a net loss of $.8 million in the second quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the second quarter of 2003 and 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to the increase in the valuation allowance.

Performance in the first six months of 2003 compared with the first six months of 2002

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $15.5 million in the first six months of 2003 compared with $19 million in the first six months of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of municipal solid waste, partially offset by an increase in the transportation of hazardous waste and general commodities. The decrease in net operating revenues of the transportation brokerage operations was due to the first six months of 2002 including a significant amount of transportation brokerage services provided for a single customer on a one-time basis. The increase in net operating revenues relating to the transportation of hazardous waste in the first six months of 2003 was primarily the result of an increase in the volume of hazardous waste transported for a single customer. The transportation services segment incurred a loss before taxes of $.2 million for the six months of 2003 compared with a loss before taxes of $.1 million for the first six months of 2002. The increased loss is primarily the result of a significant decrease in income before taxes of the transportation brokerage operations, partially offset by numerous cost reductions and a favorable adjustment relating to the settlement of an environmental matter.

Net operating revenues of the technical environmental services segment were $5.2 million in the first six months of 2003 compared with $5.7 million in the first six months of 2002. The technical environmental services segment recorded income before taxes of $.1 million in the first six months of 2003 compared with a loss before taxes of $.1 million in the first six months of 2002. The increase in income before taxes is primarily related to improved operating margins of the engineering and consulting business and a reduced loss before taxes of the remediation business. Additionally, during the first six months of 2002, both the engineering and consulting business and the remediation business were adversely impacted by charges to the provision for losses on accounts receivable of approximately $.2 million as a result of certain customers filing bankruptcy. Income before taxes of the captive landfill management business was relatively unchanged from the prior year period.

Net operating revenues of the waste disposal brokerage and management services segment increased to $10.4 million in the first six months of 2003 compared with $8.8 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment increased to $.4 million in the first six months of 2003 compared with $.3 million in the first six months of the prior year primarily as a result of an increase in the level of business and improved operating margins. The income before taxes for the first six months of 2003 included a charge of $.3 million to the provision for losses on accounts receivable due to a customer filing bankruptcy.

Net operating revenues of the golf and related operations segment were $1 million for the first six months of 2003 compared with $.6 million for the first six months of 2002. The golf course, which is located in Warren, Ohio, was closed during the first three months of 2003 and 2002 due to seasonality. The golf and related operations segment incurred a loss before taxes of $.1 million in the first six months of 2003 compared with a loss before taxes of $.3 million in the first six months of 2002. The increase in net operating revenues and income before taxes is primarily attributed to a significant increase in the average number of members of the Avalon Lakes Golf Club in the second quarter of 2003 compared with the prior year quarter, which in turn has significantly increased the number of rounds of golf played. The financial performance of the golf and related operations segment was negatively impacted by adverse weather conditions during the second quarter of 2003. Although the golf course will continue to be available to the general public, the primary source of revenues will be derived from members of the Avalon Lakes Golf Club. The net operating revenues associated with the annual membership dues of the Avalon Lakes Golf Club are recognized during the months of May through October, which generally represents the golf season.

Interest income

Interest income was $.1 million in both the first six months of 2003 and 2002.

General corporate expenses

General corporate expenses were $1.8 million in the first six months of 2003 compared with $1.6 million in the first six months of 2002.

Net loss

Avalon recorded a net loss of $1.4 million in the first six months of 2003 compared with a net loss of $2.5 million in the first six months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first six months of 2003 and 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to the increase in the valuation allowance.

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

Avalon’s transportation operations utilize power units which are subject to long-term leases. The level of transportation services provided has resulted in the under-utilization of many of these power units. Twenty-three of these power unit leases will expire during the fourth quarter of 2003. Avalon does not intend to renew these leases. The under-utilization of leased power units will continue to adversely impact the future financial performance of the transportation operations.

As is the case with any transportation company, Avalon’s transportation operations are significantly dependent upon its ability to attract and retain qualified drivers and independent contractors. Failure to do so will adversely impact the future financial performance of the transportation operations.

In connection with the transportation of municipal solid waste, Avalon’s transportation operations provide loading services at several municipal solid waste transfer stations. Because of the fixed costs associated with loading, the profitability of such operations is dependent upon the volume of waste delivered to each transfer station. The volume of waste delivered to each transfer station is not within Avalon’s control and has been less than anticipated.

Insurance costs, particularly within the transportation industry, have risen dramatically over the past year. The increase in insurance premiums has increased Avalon’s operating expenses, which, in light of competitive market conditions, Avalon has not been able to fully pass on to its customers.

From time to time Avalon enters into contracts that require surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have significantly limited Avalon’s ability to obtain surety bonds. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable. The inability of Avalon to obtain surety bonds may adversely impact its future financial performance.

Competitive and economic pressures continue to impact the financial performance of Avalon’s transportation services, technical environmental services and waste disposal brokerage and management services. Some of Avalon’s competitors periodically reduce their pricing to gain or retain business, especially during difficult economic times, which may limit Avalon’s ability to maintain rates. A decline in the rates which customers are willing to pay could adversely impact the future financial performance of Avalon.

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

The financial results of the engineering and consulting business have been at a level lower than expected. As a result, during the third quarter of 2003, significant changes in management of such business have taken place in anticipation of improving the financial performance of the engineering and consulting business.

Avalon’s environmental remediation operation has continued to experience operating losses as a result of a decline in business. Avalon is evaluating its ability to sufficiently increase business levels and is currently exploring strategic alternatives to continuing the operation of the remediation business. Continuing operating losses incurred by the remediation business will adversely impact the future financial performance of Avalon.

Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue. Negotiations for a three year extension of the management agreement with such customer have been successfully completed and documentation of that agreement is being prepared.

Avalon is currently evaluating the business and prospects of its transportation and technical environmental services business units in light of their financial performance over the past few years. Such evaluation includes an examination of measures to increase the profitability of these operations, as well as the consideration of other strategic alternatives.

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

Current economic challenges throughout the industries served by Avalon have resulted in a reduction of revenues coupled with an increase in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer specific financial downturns are not controllable by management. Significant customer payment defaults in the future will continue to have a material adverse impact upon Avalon’s future financial performance.

Avalon’s golf course competes with many public courses and country clubs in the area. Although the golf course will continue to be available to the general public, the primary source of revenues will be derived from members of the Avalon Lakes Golf Club.

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

Avalon believes that the current depressed state of the golf market may result in attractive golf course properties becoming available under favorable terms. In addition to the Squaw Creek transaction previously described, it is possible that Avalon will further expand its involvement in the golf business in the future.

Management is currently evaluating Avalon’s strategic direction for the future. While there are no specific transactions under negotiation or pending at this time, Avalon does not necessarily intend to limit itself in the future to lines of business which it has historically conducted.

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

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	August 13, 2003	By:	/s/ TIMOTHY C. COXSON

Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer
and Duly Authorized Officer)