Form 10-Q
period 2003-09-30
AVALON HOLDINGS CORP
filed 2003-11-14
CIK 1061069

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of November 7, 2003.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating revenues	$15,728	$19,116	$46,056	$51,085

Costs and expenses:
Costs of operations	13,714	16,538	40,889	46,184
Selling, general and administrative expenses	2,207	4,308	7,003	8,785

Operating loss from continuing operations	(193)	(1,730)	(1,836)	(3,884)

Other income:
Interest income	49	57	164	201
Other income, net	96	100	258	341

Loss from continuing operations before income taxes	(48)	(1,573)	(1,414)	(3,342)

Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(48)	(1,573)	(1,414)	(3,342)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(63)	—	(760)
Provision (benefit) for income taxes	—	—	—	—

Loss from discontinued operations	—	(63)	—	(760)

Net loss	$(48)	$(1,636)	$(1,414)	$(4,102)

Net loss per share from continuing operations	$(.01)	$(.41)	$(.37)	$(.88)

Net loss per share from discontinued operations	$—	$(.02)	$—	$(.20)

Net loss per share (Note 2)	$(.01)	$(.43)	$(.37)	$(1.08)

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,854	$2,595
Short-term investments	3,919	5,965
Accounts receivable, net	10,198	11,776
Prepaid expenses	2,436	1,781
Other current assets	529	549

Total current assets	20,936	22,666

Noncurrent investments	2,013	—
Properties and equipment, less accumulated depreciation and amortization of $18,460 in 2003 and $17,050 in 2002	26,701	28,303
Costs in excess of fair market value of net assets of acquired businesses, net	538	538
Other assets, net	138	139

Total assets	$50,326	$51,646

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,297	$5,852
Accrued payroll and other compensation	895	827
Accrued income taxes	280	236
Other accrued taxes	432	541
Other liabilities and accrued expenses	1,255	1,425

Total current liabilities	9,159	8,881

Other noncurrent liabilities	11	131

Shareholders’ equity :
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(16,988)	(15,574)
Accumulated other comprehensive income	10	74

Total shareholders’ equity	41,156	42,634

Total liabilities and shareholders’ equity	$50,326	$51,646

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Loss from continuing operations	$(1,414)	$(3,342)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,793	1,835
Amortization of investments	48	86
Provision for losses on accounts receivable	611	2,208
Gain from disposal of property and equipment	(69)	(40)
Gain on investments	—	(2)
Change in operating assets and liabilities:
Accounts receivable	967	(2,693)
Prepaid expenses	(655)	(1,008)
Other current assets	20	(34)
Other assets	1	1
Accounts payable	445	1,202
Accrued payroll and other compensation	68	139
Accrued income taxes	44	(24)
Other accrued taxes	(109)	(81)
Other liabilities and accrued expenses	(170)	(64)
Other noncurrent liabilities	(120)	11

Net cash provided by (used in) operating activities from continuing operations	1,460	(1,806)
Net cash used in operating activities from discontinued operations	—	(171)

Net cash provided by (used in) operating activities	1,460	(1,977)

Investing activities:
Sale of available-for-sale investments	—	808
Purchase of available-for-sale investments	(2,014)	—
Maturities of available-for-sale investments	1,935	—
Sales of held-to-maturity investments	—	712
Capital expenditures	(231)	(2,829)
Proceeds from disposal of property and equipment	109	51

Net cash used in investing activities from continuing operations	(201)	(1,258)
Net cash provided by investing activities from discontinued operations	—	478

Net cash used in investing activities	(201)	(780)

Increase (decrease) in cash and cash equivalents	1,259	(2,757)
Cash and cash equivalents at beginning of year	2,595	4,807

Cash and cash equivalents at end of period	$3,854	$2,050

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2003

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2003, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2003 and 2002.

Note 3. Investment Securities

Avalon held available-for-sale securities of $5,932,000 at September 30, 2003 and $5,965,000 at December 31, 2002, which are included in the Condensed Consolidated Balance Sheets under the captions “Short-term investments” and “Noncurrent investments”. As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized losses, net of applicable income taxes, of $19,000 during the three month period ended September 30, 2003 and $64,000 during the nine month period ended September 30, 2003 as a component of other comprehensive income. Accumulated other comprehensive income was $10,000 at September 30, 2003.

Information regarding investment securities consists of the following (in thousands):

	September 30, 2003			December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$5,922	$10	$5,932	$5,891	$74	$5,965

The amortized cost and estimated fair value of available-for-sale investments at September 30, 2003, by contractual maturity, consist of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,909	$3,919
Due after one year through five years	2,013	2,013

Total	$5,922	$5,932

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(48)	$(1,636)	$(1,414)	$(4,102)
Unrealized gain (loss) on available-for-sale securities	(19)	34	(64)	86

Total comprehensive loss	$(67)	$(1,602)	$(1,478)	$(4,016)

Note 5. Discontinued Operations

Recognizing that the continuing losses incurred by the analytical laboratory business would adversely impact its future financial performance, in the second quarter of 2002, management determined that it was in Avalon’s best interest to discontinue operating the analytical laboratory business. Accordingly, on May 1, 2002, Avalon sold all of the operating assets of its Export, Pennsylvania analytical laboratory business and on September 1, 2002, Avalon sold all of the operating assets of its radio-chemistry laboratory business. The results of operations of the analytical laboratory business for the three and nine months ended September 30, 2002 have been included in discontinued operations.

Note 6. Legal Matters

In September 1995, certain subsidiaries of Avalon were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management with respect to a Fulton County, Indiana hazardous waste disposal facility, which facility is subject to remedial action under Indiana environmental laws. Such identification was based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. During the fourth quarter of 1999, Avalon became a party to an Agreed Order and a Participation Agreement regarding the remediation of a portion of this site. The Participation Agreement provides for, among other things, the allocation of all site remediation costs except for approximately $3 million. In April 2003, Avalon executed an Agreed Order that provides for, among other things, the allocation of remaining site remediation costs. Avalon’s total liability for such remaining costs was approximately $9,000. As a result, Avalon reduced its recorded liability by $111,000 to reflect the final resolution of this matter. Such adjustment is included under the caption “Costs of operations” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003.

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

Avalon’s primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities, and transportation brokerage and management services. The technical environmental services segment provides environmental consulting, engineering, site assessments, and remediation services. It also operates and manages a captive landfill for an industrial customer. The waste disposal brokerage and management services segment provides hazardous and nonhazardous waste disposal brokerage and management services. The golf and related operations segment includes the operations of a golf course and travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2003, one customer and its affiliates accounted for approximately 24% of the transportation services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues. For the nine months ended September 30, 2002, one customer accounted for approximately 22% of the transportation services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating revenues from:
Transportation services:
External customers revenues	$7,463	$7,780	$21,278	$24,866
Intersegment revenues	736	1,116	2,429	2,993

Total transportation services	8,199	8,896	23,707	27,859

Technical environmental services:
External customers revenues	2,188	3,750	7,405	9,427
Intersegment revenues	—	—	—	—

Total technical environmental services	2,188	3,750	7,405	9,427

Waste disposal brokerage and management services:
External customers revenues	4,932	6,667	15,231	15,326
Intersegment revenues	106	265	176	375

Total waste disposal brokerage and management services	5,038	6,932	15,407	15,701

Golf and related operations:
External customers revenues	1,145	919	2,142	1,466
Intersegment revenues	17	31	55	65

Total golf and related operations	1,162	950	2,197	1,531

Segment operating revenues	16,587	20,528	48,716	54,518
Intersegment eliminations	(859)	(1,412)	(2,660)	(3,433)

Total net operating revenues	$15,728	$19,116	$46,056	$51,085

Income (loss) from continuing operations before taxes:
Transportation services	$41	$(1,886)	$(119)	$(2,017)
Technical environmental services	177	471	322	356
Waste disposal brokerage and management services	191	487	578	756
Golf and related operations	367	184	250	(148)
Other businesses	1	—	—	(1)

Segment income (loss) before taxes	777	(744)	1,031	(1,054)

Corporate interest income	36	48	125	164
Corporate other income, net	39	41	118	79
General corporate expenses	(900)	(918)	(2,688)	(2,531)

Loss from continuing operations before taxes	$(48)	$(1,573)	$(1,414)	$(3,342)

Business Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:

Transportation services	$10	$4	$27	$15
Technical environmental services	2	1	5	9
Waste disposal brokerage and management services	2	3	7	11
Golf and related operations	—	1	1	2
Corporate	35	48	124	164

Total	$49	$57	$164	$201

	September 30, 2003	December 31, 2002
Identifiable assets:
Transportation services	$9,920	$10,735
Technical environmental services	8,733	8,969
Waste disposal brokerage and management services	4,720	4,462
Golf and related operations	14,161	14,376
Other businesses	85	72
Corporate	28,399	28,239

Sub Total	66,018	66,853
Elimination of intersegment receivables	(15,692)	(15,207)

Total	$50,326	$51,646

Note 8. Recently Issued Financial Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to provide guidance on when an investor should consolidate another entity from which they receive benefits or are exposed to risks when those other entities are not controlled based on traditional voting interests or they are thinly capitalized. The provisions of FIN 46 are effective beginning July 1, 2003. The adoption of FIN 46 did not have an effect on Avalon’s financial position or results of operations.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivatives and hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. Avalon does not purchase or hold any derivative financial instruments or engage in hedging activities, and therefore, the adoption of SFAS 149 had no impact on Avalon’s financial position or results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, was issued. SFAS 150 requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Avalon has not entered into or modified any financial instruments after May 31, 2003 and holds no financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS 150 had no impact on Avalon’s financial position or results of operations.

Note 9. Subsequent Event

On October 7, 2003 a wholly owned subsidiary of Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. Squaw Creek is located three miles from the Avalon Lakes Golf Club in Vienna, Ohio. The lease has a commencement date of November 1, 2003 and an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements to the Squaw Creek golf course and facilities of at least $150,000 per year. Amounts expended by Avalon for improvements during a given year in excess of $150,000 will be carried forward and applied to future obligations. Avalon is obligated to construct certain initial leasehold improvements to the Squaw Creek facilities as soon as reasonably possible. Such construction has commenced and the improvements are currently estimated to cost between $2 million and $3 million.

As a result of the transaction with the Squaw Creek facility, the Avalon Lakes Golf Club and Squaw Creek Country Club have combined to form the Avalon Golf and Country Club. In addition to adding a second championship golf course, the Squaw Creek facility includes a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities. Members of the Avalon Golf and Country Club are entitled to privileges at both facilities.

Avalon’s environmental remediation operation has continued to experience operating losses as a result of a decline in business. Avalon has evaluated its ability to sufficiently increase business levels and has explored strategic alternatives to continuing the operation of the remediation business. Recognizing that the continuing losses would adversely impact Avalon’s future financial performance, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to sell or discontinue the operation of its environmental remediation business. Accordingly, Avalon is attempting to sell its remediation business. In the event the sale of the business does not occur in the near term, Avalon intends to discontinue such operations.

The carrying amount of the major classes of assets and liabilities at September 30, 2003 to be reclassified as held for sale is as follows (in thousands):

Current Assets	$1,202
Properties and equipment, net	$136
Current liabilities	$657

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

Liquidity and Capital Resources

On October 7, 2003 a wholly owned subsidiary of Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities located in Vienna, Ohio. The lease has a commencement date of November 1, 2003 and an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements to the Squaw Creek golf course and facilities of at least $150,000 per year. Amounts expended by Avalon for improvements during a given year in excess of $150,000 will be carried forward and applied to future obligations. Avalon is obligated to construct certain initial leasehold improvements to the Squaw Creek facilities as soon as reasonably possible. Such construction has commenced and the improvements are currently estimated to cost between $2 million and $3 million.

For the first nine months of 2003, Avalon utilized existing cash and cash provided by operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2003, excluding capital expenditures relating to Squaw Creek Country Club as described above, are expected to be in the range of $.3 million to $.5 million. These expenditures relate principally to the purchase of transportation equipment, vehicles for the technical environmental services operations, and upgrading computer equipment. During the first nine months of 2003, capital expenditures for Avalon totaled $.2 million which was principally related to the purchase of transportation equipment for the transportation services operations.

Working capital was $11.8 million at September 30, 2003 compared with $13.8 million at December 31, 2002. The decrease is primarily the result of a reclassification of short-term investments of $2 million to noncurrent investments as a result of a change in maturity dates of certain investments.

The increase in accounts payable and prepaid expenses at September 30, 2003 compared with December 31, 2002 is primarily due to the timing of the annual renewal for Avalon’s insurance program in September 2003.

From time to time, Avalon has entered into contracts which require surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have significantly limited Avalon’s ability to obtain surety bonds. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable. Any significant collateral requirements necessary to obtain surety bonds may impact Avalon’s liquidity.

Avalon will continue to consider acquisitions that make economic sense, including acquisitions of other golf related operations. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Management believes that anticipated cash provided from future operations, existing working capital, as well as Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2003 decreased to $15.7 million compared with $19.1 million in the prior year’s third quarter. Costs of operations decreased to $13.7 million in the third quarter of 2003 compared with $16.5 million in the prior year quarter. Selling, general and administrative expenses decreased to $2.2 million in the third quarter of 2003 compared with $4.3 million in the prior year quarter. Avalon incurred a loss from continuing operations of $48,000 or a loss of $.01 per share for the third quarter of 2003 compared with a loss from continuing operations of $1.6 million or a loss of $.41 per share for the third quarter of 2002. For the first nine months of 2003, net operating revenues decreased to $46.1 million compared with $51.1 million for the first nine months of 2002. Cost of operations were $40.9 million for the first nine months of 2003 compared with $46.2 million for the first nine months of the prior year. Selling, general and administrative expenses decreased to $7 million for the first nine months of 2003 compared with $8.8 million for the first nine months of the prior year. Avalon incurred a loss from continuing operations of $1.4 million or a loss of $.37 per share for the first nine months of 2003 compared with a loss from continuing operations of $3.3 million or a loss of $.88 per share for the first nine months of 2002.

Performance in the Third Quarter of 2003 compared with the Third Quarter of 2002

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $8.2 million in the third quarter of 2003 compared with $8.9 million in the third quarter of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of municipal solid waste, partially offset by a significant increase in the transportation of general commodities. The decrease in net operating revenues of the transportation brokerage operations was primarily due to providing a significant amount of transportation brokerage services for a single customer on a one-time basis during the third quarter of 2002. The increase in net operating revenues relating to the transportation of general commodities is primarily the result of a significant increase in owner operators contracted to haul general commodities. The transportation services segment recorded income before taxes of $41,000 for the third quarter of 2003 compared with a loss before taxes of $1.9 million for the third quarter of 2002. During the third quarter of 2002 the transportation services segment recorded a charge to the provisions for losses on accounts receivable of $1.9 million as a result of a customer’s financial and operational decline. Excluding the charge, the results for the third quarter of 2003 would have been relatively unchanged from the prior year quarter.

Net operating revenues of the technical environmental services segment were $2.2 million in the third quarter of 2003 compared with $3.8 million in the third quarter of 2002. The decrease in net operating revenues is the result of a significant decline in the level of business of both the remediation and the engineering and consulting businesses. The technical environmental services segment recorded income before taxes of $.2 million in the third quarter of 2003 compared with income before taxes of $.5 million in the third quarter of 2002. The decrease in income before taxes is primarily related to the decreased level of business, partially offset by improved operating margins of the engineering and consulting business and an increase in income before taxes of the captive landfill management business from the prior year quarter as a result of a gain on the disposition of a piece of equipment.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $5 million in the third quarter of 2003 compared with $6.9 million in the third quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the level of brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment was $.2 million in the third quarter of 2003 compared with income before taxes of $.5 million in the second quarter of 2002. The decrease in income before taxes in the third quarter of 2003 compared to the prior year quarter was primarily the result of a charge of $.2 million to the provision for losses on accounts receivable due to a customer filing bankruptcy and a decrease in the level of business, partially offset by improved operating margins.

Net operating revenues of the golf and related operations segment were $1.2 million in the third quarter of 2003 compared with $1 million in the third quarter of 2002. The golf and related operations segment recorded income before taxes of $.4 million in the third quarter of 2003 compared with income before taxes of $.2 million in the third quarter of 2002. The increase in net operating revenues and income before taxes is primarily attributed to a significant increase in the number of members of the Avalon Lakes Golf Club in the third quarter of 2003 compared with the prior year quarter, which in turn has significantly increased the number of rounds of golf played. The financial performance of the golf and related operations segment was negatively impacted by adverse weather conditions during the third quarter of 2003. Although the golf course will continue to be available to the general public, the primary source of revenues will be derived from membership dues. Annual membership dues are recognized as net operating revenues during the months of May through October, which generally represents the golf season.

Interest income

Interest income was $.1 million in both the third quarter of 2003 and 2002.

General corporate expenses

General corporate expenses were $.9 million in both the third quarter of 2003 and 2002.

Net loss

Avalon recorded a net loss of $48,000 in the third quarter of 2003 compared with a net loss of $1.6 million in the third quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the third quarter of 2003 and 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to the increase in the valuation allowance.

Performance in the first nine months of 2003 compared with the first nine months of 2002

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment decreased to $23.7 million in the first nine months of 2003 compared with $27.9 million in the first nine months of the prior year. The decrease in net operating revenues is primarily attributable to a significant decrease in the level of business of the transportation brokerage operations and a decrease in the transportation of municipal solid waste, partially offset by an increase in the transportation of general commodities and hazardous waste. The decrease in net operating revenues of the transportation brokerage operations was primarily due to providing a significant amount of transportation brokerage services for a single customer on a one-time basis during the first nine months of 2002. The increase in net operating revenues relating to the transportation of general commodities is primarily the result of a significant increase in owner operators contracted to haul general commodities. The increase in net operating revenues relating to the transportation of hazardous waste in the first nine months of 2003 was primarily the result of an increase in the volume of hazardous waste transported for a single customer. The transportation services segment incurred a loss before taxes of $.1 million for the nine months of 2003 compared with a loss before taxes of $2 million for the first nine months of 2002. In the third quarter of 2002, the transportation services segment recorded a charge to the provision for losses on accounts receivable of $1.9 million as a result of a customer’s operational and financial decline. Excluding the charge, the results for the first nine months of 2003 would have been relatively unchanged from the prior year.

Net operating revenues of the technical environmental services segment decreased to $7.4 million in the first nine months of 2003 compared with $9.4 million in the first nine months of 2002. The decrease in net operating revenues is the result of a significant decline in the level of business of both the remediation and the engineering and consulting businesses. The technical environmental services segment recorded income before taxes of $.3 million in the first nine months of 2003 compared with income before taxes of $.4 million in the first nine months of 2002. The decrease in income before taxes is primarily related to the decreased levels of business, partially offset by improved operating margins of the engineering and consulting business. During the first nine months of 2002, both the engineering and consulting business and the remediation business were adversely impacted by charges to the provision for losses on accounts receivable of approximately $.2 million as a result of certain customers filing bankruptcy. Income before taxes of the captive landfill management business increased slightly from the prior year period primarily as a result of a gain on the disposition of a piece of equipment in the third quarter of 2003.

Net operating revenues of the waste disposal brokerage and management services segment decreased to $15.4 million in the first nine months of 2003 compared with $15.7 million in the first nine months of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the level of brokerage and management services provided. Income before taxes for the waste disposal brokerage and management services segment decreased to $.6 million in the first nine months of 2003 compared with $.8 million in the first nine months of the prior year primarily as a result of charges of $.5 million to the provision for losses on accounts receivable due to a two customers filing bankruptcy partially offset by improved operating margins.

Net operating revenues of the golf and related operations segment were $2.2 million for the first nine months of 2003 compared with $1.5 million for the first nine months of 2002. The golf course, which is located in Warren, Ohio, was closed during the first three months of 2003 and 2002 due to seasonality. The golf and related operations segment recorded income before taxes of $.3 million in the first nine months of 2003 compared with a loss before taxes of $.1 million in the first nine months of 2002. The increase in net operating revenues and income before taxes is primarily attributed to a significant increase in the number of members of the Avalon Lakes Golf Club in the first nine months of 2003 compared with the first nine months of the prior year, which in turn has significantly increased the number of rounds of golf played. The financial performance of the golf and related operations segment was negatively impacted by adverse weather conditions during the second and third quarters of 2003. Although the golf course will continue to be available to the general public, the primary source of revenues will be derived from membership dues. Annual membership dues are recognized during the months of May through October, which generally represents the golf season.

Interest income

Interest income was $.2 million in both the first nine months of 2003 and 2002.

General corporate expenses

General corporate expenses were $2.7 million in the first nine months of 2003 compared with $2.5 million in the first nine months of 2002.

Net loss

Avalon recorded a net loss of $1.4 million in the first nine months of 2003 compared with a net loss of $4.1 million in the first nine months of the prior year, which included a loss from discontinued operations of $.8 million. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first nine months of 2003 and 2002. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to the increase in the valuation allowance.

Trends and Uncertainties

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon that, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management assesses the probability of loss and accrues a liability as appropriate. Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on it.

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A significant portion of Avalon’s transportation and waste disposal brokerage and management revenues is derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.

As is the case with any transportation company, an increase in fuel prices will subject Avalon’s transportation operations to increased operating expenses, which, in light of competitive market conditions, Avalon may not be able to pass on to its customers.

Avalon’s transportation operations utilize power units that are subject to long-term leases. Historically, the level of transportation services provided has resulted in the under-utilization of many of these power units. Although Avalon has taken steps to reduce the number of power units subject to long term leases, the under-utilization of leased power units will adversely impact the future financial performance of the transportation operations.

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

Insurance costs, particularly within the transportation industry, have risen dramatically over the past year. The increase in Avalon’s insurance premiums relating to its transportation operations has increased Avalon’s operating expenses, which, in light of competitive market conditions, Avalon has not been able to fully pass on to its customers.

From time to time, Avalon has entered into contracts that require surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have significantly limited Avalon’s ability to obtain surety bonds. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable.

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

Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that industry pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation has had the effect of reducing the number of competitors offering disposal alternatives that may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

The financial results of the engineering and consulting business have been at a level lower than expected. As a result, during the third quarter of 2003, significant changes in the management of such business were made.

Avalon’s environmental remediation operation has continued to experience operating losses as a result of a decline in business. Avalon has evaluated its ability to sufficiently increase business levels and has explored strategic alternatives to continuing the operation of the remediation business. Recognizing that the continuing losses would adversely impact Avalon’s future financial performance, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to sell or discontinue the operation of its environmental remediation business. Accordingly, Avalon is attempting to sell its remediation business. In the event the sale of the business does not occur in the near term, Avalon intends to discontinue such operations.

Avalon is currently evaluating the business and prospects of its transportation operations in light of its financial performance over the past few years. Such evaluation includes an examination of measures to increase the profitability of these operations, as well as the consideration of other strategic alternatives. Continuing operating losses incurred by the transportation business will adversely impact the future financial performance of Avalon.

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

Current economic challenges throughout the industries served by Avalon have resulted in a reduction of revenues coupled with an increase in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults in the future will continue to have a material adverse impact upon Avalon’s future financial performance.

As a result of the transaction with Squaw Creek Country Club, the Avalon Lakes Golf Club and Squaw Creek Country Club have combined to form the Avalon Golf and Country Club. In addition to adding a second championship golf course, the Squaw Creek facility includes a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities. Members of the Avalon Golf and Country Club are entitled to privileges at both facilities.

The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership will result in increased net operating revenues and income before taxes, however, there can be no assurance as to when such increased membership will be attained.

Avalon’s golf courses are located in Warren, Ohio and Vienna, Ohio and are significantly dependent upon weather conditions during the golf season. Additionally, all of Avalon’s other operations are somewhat seasonal in nature since a significant portion of those operations are primarily conducted in selected northeastern and midwestern states. As a result, Avalon’s financial performance is adversely affected by winter weather conditions.

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

Market Risk

Avalon does not have significant exposure to changing interest rates. A 10% change in interest rates would have an immaterial effect on Avalon’s income before taxes for the next fiscal year. Avalon currently has no debt outstanding and invests primarily in U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and is not a party to any interest rate risk management transactions.

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

Exhibit 10.3 Lease Agreement with Squaw Creek Country Club.

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

On October 8, 2003, Avalon Holdings Corporation disclosed a lease transaction with Squaw Creek Country Club.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 13, 2003	By: /s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)