Form 10-K
period 2003-12-31
AVALON HOLDINGS CORP
filed 2004-03-29
CIK 1061069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 13, 2004 was $11.4 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 13, 2004 was approximately $5,400. The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of March 3, 2004.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2003 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement dated March 24, 2004 (Part III of Form 10-K).

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2003 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

PART 1

ITEM 1. BUSINESS

General

Avalon Holdings Corporation (“Avalon”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS, AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations, together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon also assumed certain liabilities of AWS. On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the “Spin-off”). Avalon has subsequently discontinued its technical environmental services operations.

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

In November 2003, TBG, Inc., a subsidiary of Avalon, entered into a long-term lease agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. As a result of the transaction, Avalon created a newly organized subsidiary, Avalon Golf and Country Club, Inc.

Business Segments Information

Avalon’s business segments are transportation services, waste management services, and golf and related operations. Avalon’s technical environmental services segment has been eliminated and the management of a captive landfill which had been included in the technical environmental services segment has been combined with the waste disposal brokerage and management services segment to form the waste management services segment.

Transportation services and waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. Avalon’s transportation services segment provides transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities and the brokerage and management of transportation services. For the years 2003, 2002 and 2001, the net operating revenues of the transportation services segment represented approximately 56%, 60% and 58%, respectively, of Avalon’s total segments’ net operating revenues. Avalon’s waste management services segment provides hazardous and nonhazardous waste brokerage and management services and captive landfill management services. For the years 2003, 2002 and 2001, the net operating revenues of the waste brokerage and management services segment represented approximately 39%, 37% and 40%, respectively, of Avalon’s total segments’ net operating revenues. Avalon’s golf course and related operations segment operates two 18-hole golf courses and related facilities. For the years 2003, 2002 and 2001, the net operating revenues of the golf and related operations segment represented approximately 5%, 3%, and 2%, respectively, of Avalon’s total segments’ net operating revenues. Avalon did not acquire the rights to the Squaw Creek Country Club facility until November, 2003. As such, net operating revenues relating to such facility were not material in 2003.

Transportation Services

Avalon’s transportation subsidiaries transport waste and other materials on behalf of customers within the United States and portions of Canada and provide transportation brokerage and management services. The transportation operations have the equipment and the ability to transport virtually all types of waste and most commodity products.

DartAmericA, Inc. through its subsidiaries (collectively, “Dart”), headquartered in Warren, Ohio, is engaged in the transportation of waste and is a common carrier of both general and bulk commodities. Dart, which commenced operations in 1965, also engages in the brokerage and management of transportation.

Dart is a fully licensed hazardous and nonhazardous waste carrier. Approximately 53%, 66% and 70% of the revenue generated by Dart in 2003, 2002 and 2001, respectively, related to the transportation of waste. Hazardous waste represented 36%, 29% and 36% of Dart’s waste transportation revenues in 2003, 2002 and 2001, respectively.

Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 47%, 34% and 30% of its revenues in 2003, 2002 and 2001, respectively, from the transportation of general and bulk commodities, such as coal, salt, sand, ash, steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

A substantial number of the truck power units and trailers used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from carriage. Many of the approximately 70 to 90 independent truckers who regularly provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of automotive liability insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart. See Item 2—”Properties.”

Waste is transported by roll-off trailers, specialized tankers, van trailers, dump trailers, walking floor trailers or flatbed trailers to treatment and disposal facilities. In connection with its transportation of municipal solid waste, Dart also provides loading services at several municipal solid waste transfer stations. See Item 2—”Properties.”

Dart also provides transportation brokerage and management services to a variety of customers. Dart maintains lists of approved transporters, which it periodically reviews and updates, and Dart will only engage transporters that it believes are reliable and efficient in providing the services required in accordance with Dart’s standards.

During 2003, three customers of the transportation services segment accounted for approximately 24%, 14%, and 12%, respectively, of the segment’s net operating revenues to external customers. Waste Management, Inc. and its affiliates are the transportation services segment’s largest customer and accounted for approximately 13% of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services.

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

Golf and Related Operations

Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a Pete Dye designed championship golf course located in Warren, Ohio. ALGI generates its revenue from membership dues, greens fees, cart rentals, merchandise sales, and food and beverage sales. During 2002, Avalon remodeled its corporate headquarters building to include a clubhouse for the Avalon Lakes Golf Course. Avalon Travel, Inc. a subsidiary of ALGI owns and operates a travel agency which generates its revenue from booking travel reservations. As described below, TBG, Inc. a subsidiary of ALGI operates the golf course and related facilities of Squaw Creek Country Club located in Vienna, Ohio. TBG, Inc. generates its revenue in the same manner as ALGI.

TBG, Inc. has entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease which commenced on November 1, 2003 has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by TBG, Inc. In addition to a second championship golf course, the Squaw Creek facilities include a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities.

Although the golf course is available to the general public, as a result of the transaction with Squaw Creek, Avalon has formed the Avalon Golf and Country Club. Members of the Avalon Golf and Country Club are entitled to privileges at both facilities. Membership requires payment of a one-time initiation fee as well as annual dues. Members receive several benefits including reduced greens fees and preferential tee times.

The golf courses are significantly dependent upon weather conditions during the golf season as a result of being located in northeast Ohio. See Item 2 – “Properties”.

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

Avalon’s two golf courses are located in Warren, Ohio and Vienna, Ohio and are significantly dependent on weather conditions during the golf season. The golf courses compete with many public courses and country clubs in the area.

Insurance

Avalon carries $15,000,000 of liability insurance coverages. This insurance includes coverage for comprehensive general liability, automobile liability (including a pollution liability endorsement which covers certain liabilities from spills), comprehensive property damage and other customary coverages. Dart self-insures for collision risks and the golf courses and related operations maintain separate insurance. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

From time to time, Avalon entered into contracts which required surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have limited Avalon’s ability to obtain surety bonds in the future. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or collateral requirements for such bonds will be reasonable. The inability of Avalon to obtain surety bonds may adversely impact its future financial performance.

Employees

As of December 31, 2003, Avalon had 321 employees, 177 of whom were employed in the transportation segment, 26 of whom were employed by the waste management services segment, 31 of whom were employed by the golf course and related operations and 28 of whom were employed in financial and administrative activities. A total of 59 were employed in the technical environmental services operations which were discontinued in January 2004. Avalon believes that it has a good relationship with its employees.

Other Business Factors

None of Avalon’s business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 2. PROPERTIES

Dart provides transportation services from locations in Canfield, Ohio (where Dart owns an 18,800 square foot facility); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); Chicago, Illinois (where Dart leases a 500 square foot terminal and leases a 5,100 square foot maintenance facility); and Londonderry, New Hampshire (where Dart leases a 400 square foot office). At December 31, 2003, the transportation operations owned a fleet of 20 power units (in addition to 114 power units which are leased), 305 trailers (in addition to 30 trailers which are leased and 130 which are rented), and 514 roll-off and other containers. In addition, 70 to 90 power units and 140 to 160 trailers owned by independent owner/operators are available for use in Dart’s operations.

Avalon owns a 48,000 square foot office building in Export, Pennsylvania. Avalon currently leases approximately 12,000 square feet of this building to a third party. The building is currently held for sale. In addition, 3,600 square feet of warehouse space in Murrysville, Pennsylvania is leased for file storage.

The captive landfill management operations use approximately six pieces of equipment (such as a bulldozer, excavator and backhoe) all of which are owned or leased by ALMI.

ALGI owns an 18-hole golf course and practice facility on approximately 200 acres, a maintenance and storage building of approximately 12,000 square feet, a restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet. ALGI currently leases the restaurant building and banquet facility to a third party operator. Avalon constructed a clubhouse of approximately 10,000 square feet as part of the remodeling of Avalon’s corporate headquarters building. All the facilities are located in Warren, Ohio.

TBG, Inc. leases and operates the Squaw Creek Country Club facility, which includes an 18-hole golf course and practice facility on approximately 224 acres, a swimming pool, four tennis courts and a clubhouse that provides dining and banquet facilities. The clubhouse is currently being renovated and expanded.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on it. See Item 1. “Business—Insurance.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2003.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2003 Annual Report to Shareholders if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	28
Dividend policy	28

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 1999 through 2003 under the captions Net operating revenues, Income (loss) from continuing operations, Income (loss) from discontinued operations, Net income (loss), Net income (loss) per share from continuing operations, Net income (loss) per share from discontinued operations, Net income (loss) per share and pro forma net loss per share, Total assets and Long-term debt	25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption “Market Risk” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors’ report regarding financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003	24

Financial Statements:
Consolidated Balance Sheets, December 31, 2003 and 2002	11
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	12
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	13
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003	14
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	14
Notes to Consolidated Financial Statements	15-23

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	56	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	53	Treasurer, Chief Financial Officer and Chief Executive Officer of DartAmericA, Inc.
Jeffrey M. Grinstein	43	General Counsel and Secretary
Frances R. Klingle	57	Chief Administrative Officer
Kenneth J. McMahon	51	Chief Executive Officer and President of American Waste Management Services, Inc.

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

Ronald E. Klingle has been a director and Chairman of the Board of Avalon since June 1998. He was Chief Executive Officer from June 1998 until December 2002 and reassumed the position in March 2004. He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. since December 1988. Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of Avalon.

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

CODE OF ETHICS

Avalon has adopted a Code of Ethics in the form of Standards of Business Ethics and Conduct. Such code applies to all employees of Avalon including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.

Copies of Avalon’s Code of Ethics may be obtained without charge by any shareholder. Written requests for copies should be directed to the Secretary of Avalon Holdings Corporation, One American Way, Warren, Ohio 44484.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ted Wesolowski was Chief Executive Officer, President and a director of Avalon in 2003. Previously, Mr. Wesolowski was a shareholder of the Pittsburgh, Pennsylvania law firm of Babst, Calland, Clements & Zomnir, P.C. which rendered legal services to Avalon during the last fiscal year. Mr. Wesolowski returned to his position with the law firm after resigning as Chief Executive Officer and President of Avalon on March 15, 2004.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2003 Annual Report to Shareholders)

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2003, 2002 and 2001, should be read in conjunction with the previously referenced financial statements.

Independent Auditors’ Report on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Such independent auditors’ report and financial statement schedule are at pages 13 and 14 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2

10.3	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

11.1	Omitted—inapplicable. See “Basic net income (loss) per share” on page 17 of the 2003 Annual Report to Shareholders

13.1	Avalon Holdings Corporation 2003 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided for the information of the Commission and is not be deemed “filed” as part of the Form 10-K)

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 8, 2004, Avalon disclosed the discontinuance of the engineering and consulting operations

On January 30, 2004, Avalon disclosed the sale of the AWS Remediation, Inc. fixed assets

On March 1, 2004, Avalon disclosed the resignation of Ted Wesolowski as President and Chief Executive Officer

(c) Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d) Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 24th day of March, 2004.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ TIMOTHY C. COXSON
Timothy C. Coxson - Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 24th day of March, 2004.

Signatures	Title

/s/ RONALD E. KLINGLE Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director

/s/ TED WESOLOWSKI Ted Wesolowski	Director

/s/ SANFORD B. FERGUSON Sanford B. Ferguson	Director

/s/ ROBERT M. ARNONI Robert M. Arnoni	Director

/s/ STEPHEN L. GORDON Stephen L. Gordon	Director

/s/ THOMAS C. KNISS Thomas C. Kniss	Director

Independent Auditors’ Report

The Shareholders and Board of Directors

of Avalon Holdings Corporation:

Under date of February 27, 2004, we reported on the consolidated balance sheets of Avalon Holdings Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003, as contained in the 2003 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the 2003, 2002 and 2001 information included in the related financial statement schedule as listed in the accompanying index. The 2003, 2002 and 2001 information included in the financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003, 2002 and 2001 information included in the financial statement schedule based on our audits.

In our opinion, the 2003, 2002 and 2001 information included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Grant Thornton LLP

Grant Thornton LLP

Cleveland, Ohio

February 27, 2004

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions (1)	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts:

Year ended December 31,

2003	$2,924	$670	$—	$836	$2,758

2002	$333	$2,705	$—	$114	$2,924

2001	$314	$179	$—	$160	$333

(1)	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
13.1	2003 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002