Form 10-Q
period 2004-03-31
AVALON HOLDINGS CORP
filed 2004-05-17
CIK 1061069

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of May 11, 2004.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net operating revenues	$13,791	$11,585

Costs and expenses:
Costs of operations	12,690	10,753
Selling, general and administrative expenses	1,871	1,982

Operating loss from continuing operations	(770)	(1,150)

Other income:
Interest income	41	51
Other income, net	46	79

Loss from continuing operations before income taxes	(683)	(1,020)

Provision (benefit) for income taxes	—	—

Loss from continuing operations	(683)	(1,020)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(375)	41
Provision (benefit) for income taxes	—	—

(Loss) income from discontinued operations	(375)	41

Net loss	$(1,058)	$(979)

Net loss per share from continuing operations	$(.18)	$(.27)

Net income (loss) per share from discontinued operations	$(.10)	$.01

Net loss per share (Note 3)	$(.28)	$(.26)

Weighted average shares outstanding (Note 3)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,129	$4,656
Short-term investments	3,013	—
Accounts receivable, net	8,557	7,803
Prepaid expenses	1,470	1,953
Other current assets	644	623
Current assets – discontinued operations	1,006	2,444

Total current assets	18,819	17,479

Noncurrent investments	1,306	6,009
Property and equipment, less accumulated depreciation and amortization of $15,003 in 2004 and $14,560 in 2003	21,370	21,871
Costs in excess of fair market value of net assets of acquired businesses, net	538	538
Noncurrent prepaid rent	2,206	324
Other assets, net	124	124
Noncurrent assets – discontinued operations	2,549	2,709

Total assets	$46,912	$49,054

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,309	$5,938
Accrued payroll and other compensation	643	582
Accrued income taxes	233	242
Other accrued taxes	135	415
Other liabilities and accrued expenses	2,017	1,828
Current liabilities – discontinued operations	706	1,129

Total current liabilities	9,043	10,134

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(20,276)	(19,218)
Accumulated other comprehensive income	11	4

Total shareholders’ equity	37,869	38,920

Total liabilities and shareholders’ equity	$46,912	$49,054

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Loss from continuing operations	$(683)	$(1,020)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	484	515
Amortization of investments	3	18
Provision (benefit) for losses on accounts receivable	(18)	42
Loss (gain) from disposal of property and equipment	2	(39)
Gain on sale of investments	(9)	—
Change in operating assets and liabilities:
Accounts receivable	(736)	403
Prepaid expenses	483	359
Other current assets	(21)	(103)
Noncurrent prepaid rent	(1,882)	—
Accounts payable	(629)	(266)
Accrued payroll and other compensation	61	60
Accrued income taxes	(9)	11
Other accrued taxes	(280)	(88)
Other liabilities and accrued expenses	189	469
Other noncurrent liabilities	—	(120)

Net cash (used in) provided by operating activities from continuing operations	(3,045)	241
Net cash provided by operating activities from discontinued operations	566	98

Net cash (used in) provided by operating activities	(2,479)	339

Investing activities:
Proceeds from sale of available-for-sale investments	1,703	—
Capital expenditures	(60)	(93)
Proceeds from disposal of property and equipment	75	44

Net cash provided by (used in) investing activities from continuing operations	1,718	(49)
Net cash provided by (used in) investing activities from discontinued operations	234	(2)

Net cash provided by (used in) investing activities	1,952	(51)

(Decrease) increase in cash and cash equivalents	(527)	288
Cash and cash equivalents at beginning of year	4,656	1,929

Cash and cash equivalents at end of period	$4,129	$2,217

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2003 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2004, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Revenue Recognition for Golf Operations

With the addition of the Squaw Creek Country Club facilities in November 2003, the Avalon Golf and Country Club will be open year round instead of just during the golf season. Membership in the Avalon Golf and Country Club entitles members to use both the Avalon Lakes golf course facilities and the Squaw Creek Country Club facilities. As a result, net operating revenues associated with membership dues will be prorated monthly over the entire year beginning with the first quarter of 2004. Previously, net operating revenues associated with membership dues were recognized during the months of May through October, which generally represented the golf season.

Note 3. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2004 and 2003.

Note 4. Investment Securities

Avalon held available-for-sale securities of $4,319,000 and $6,009,000 at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, $3,013,000 is included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments” and $1,306,000 is included under the caption “Noncurrent investments.” At December 31, 2003, $6,009,000 is included in the Condensed Consolidated Balance Sheets under the caption “Noncurrent investments.” As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized gains, net of applicable income taxes, of $7,000 during the three month period ended March 31, 2004 and unrealized losses of $20,000 during the three month period ended March 31, 2003 as a component of other comprehensive income. Accumulated comprehensive income was $11,000 at March 31, 2004.

Information regarding investment securities consists of the following (in thousands):

	March 31, 2004			December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$4,308	$11	$4,319	$6,005	$4	$6,009

The amortized cost and estimated fair value of available-for-sale investments at March 31, 2004, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,009	$3,013
Due after one year through five years	1,299	1,306

Total	$4,308	$4,319

Note 5. Comprehensive Income (Loss)

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

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,058)	$(979)
Unrealized gain (loss) on available-for-sale securities	7	(20)

Comprehensive loss	$(1,051)	$(999)

Note 6. Prepaid Rent

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for improvements during a given year in excess of $150,000 will be carried forward and applied to future obligations and classified as prepaid rent. At March 31, 2004, the balance of prepaid rent is $2,356,000 of which $150,000 is included in the Condensed Consolidated Balance Sheets under the caption

“Prepaid expenses”, and $2,206,000 is included under the caption “Noncurrent prepaid rent”. At December 31, 2003 the balance of prepaid rent was $474,000 of which $150,000 was included in the Condensed Consolidated Balance Sheets under the caption “Prepaid expenses” and $324,000 was included under the caption “Noncurrent prepaid rent.”

Note 7. Discontinued Operations

Avalon’s environmental remediation operation had continued to experience operating losses as a result of a decline in net operating revenues and operational inefficiencies. Recognizing that the continuing losses incurred by the environmental remediation business would adversely impact Avalon’s future financial performance, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to sell or discontinue the operation of the environmental remediation business. In January 2004, Avalon sold all of the fixed assets of the remediation business for $.2 million and recorded a gain of $.1 million on the sale. As part of the transaction, the purchaser assumed all of the remediation business’ obligations relating to ongoing projects. The remediation business retained all of its other liabilities and assets, including cash and accounts receivable. The results of operations of the remediation business have been included in discontinued operations.

The financial results of Avalon’s technical environmental engineering and consulting business has been at a level lower than expected. The business began to experience losses and Avalon believed that the losses were likely to continue in the future. Accordingly, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to discontinue the operations of the engineering and consulting business. In January 2004, Avalon discontinued such operations and the results of operations are included in discontinued operations.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result the building is classified as held-for-sale and the expenses related to the maintenance and operation of the building are included in discontinued operations.

Note 8. Legal Matters

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

Note 9. Business Segment Information.

In applying Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” On this basis, Avalon’s reportable segments include transportation services, waste management services, and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were with third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment provides transportation services that include transportation of hazardous and nonhazardous waste, transportation of general and bulk commodities, and transportation brokerage and management services. The waste management services segment provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of two golf courses and a travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2004, one customer and its affiliates accounted for approximately 20% of the transportation services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2003, one customer and its affiliates accounted for approximately 23% of the transportation services segment’s net operating revenues to external customers and approximately 13% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended March 31,
	2004	2003
Net operating revenues from:
Transportation services:
External customers revenues	$7,551	$6,482
Intersegment revenues	699	885

Total transportation services	8,250	7,367

Waste management services:
External customers revenues	5,715	4,990
Intersegment revenues	41	50

Total waste management services	5,756	5,040

Golf and related operations:
External customers revenues	525	113
Intersegment revenues	7	15

Total golf and related operations	532	128

Segment operating revenues	14,538	12,535
Intersegment eliminations	(747)	(950)

Total net operating revenues	$13,791	$11,585

Income (loss) from continuing operations before taxes:
Transportation services	$(239)	$(260)
Waste management services	515	360
Golf and related operations	(142)	(281)
Other business	(1)	(2)

Segment income (loss) before taxes	133	(183)
Corporate interest income	20	45
Corporate other income, net	13	13
General corporate expenses	(849)	(895)

Loss from continuing operations before taxes	$(683)	$(1,020)

Business Segment Information (continued)

	Three Months Ended March 31,
	2004	2003
Interest income:
Transportation services	$4	$3
Waste management services	16	2
Golf and related operations	1	1
Corporate	20	45

Total	$41	$51

	March 31, 2004	December 31, 2003
Identifiable assets:
Transportation services	$9,315	$9,003
Waste management services	7,230	5,821
Golf and related operations	16,517	14,825
Other businesses	557	557
Corporate	27,999	30,137
Discontinued operations	3,555	5,153

Subtotal	65,173	65,496
Elimination of intersegment receivables	(18,261)	(16,442)

Total	$46,912	$49,054

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

Liquidity and Capital Resources

For the first three months of 2004, Avalon utilized existing cash and cash provided by the sale of investment securities to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2004 are expected to be in the range of $.2 million to $.3 million, which relate principally to the purchase of golf, transportation and computer equipment. During the first three months of 2004, capital expenditures for Avalon totaled approximately $60,000 which was principally related to the development of software for the golf course operations.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for improvements during a given year in excess of $150,000 will be carried forward and applied to future obligations and classified as prepaid rent. Avalon has commenced construction of certain initial improvements to the Squaw Creek facility, which are anticipated to be completed during the second quarter of 2004 and are currently estimated to cost between $3 million and $4 million.

Working capital was $9.8 million at March 31, 2004 compared with $7.3 million at December 31, 2003. The increase is primarily the result of the reclassification of noncurrent investments to short-term investments based upon the maturity dates of such investments.

The increase in the accounts receivable at March 31, 2004 compared with December 31, 2003 is a result of increased net operating revenues of the waste management and brokerage operations and transportation operations in March 2004 compared with December 2003.

The increase in other noncurrent prepaid rent at March 31, 2004 compared with December 31, 2003 is a result of the amounts expended by Avalon for leasehold improvements to the Squaw Creek facility in excess of $150,000 which will be carried forward and applied to future obligations.

The decrease in prepaid expenses and accounts payable at March 31, 2004 compared with December 31, 2003 is primarily due to the payment of insurance premiums for Avalon’s insurance program.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2004 increased to $13.8 million compared with $11.6 million in the prior year’s first quarter. Costs of operations increased to $12.7 million in the first quarter of 2004 compared with $10.8 million in the prior year quarter. Avalon recorded a loss from continuing operations of $.7 million or $.18 per share for the first quarter of 2004 compared with a loss from continuing operations of $1 million or $.27 per share for the first quarter of 2003.

Performance in the First Quarter of 2004 compared with the First Quarter of 2003

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the transportation services segment increased to $8.3 million in the first quarter of 2004 compared with $7.4 million in the first quarter of the prior year. The increase in net operating revenues is primarily attributable to a significant increase in the transportation and brokerage of general commodities partially offset by a decrease in the transportation of hazardous and municipal waste. The increase in net operating revenues relating to the transportation of general commodities is primarily the result of a significant increase in the number of owner operators contracted to haul general commodities. The decrease in the net operating revenues relating to the transportation of hazardous and municipal waste was primarily due to severe weather conditions in the New England states during the first two months of 2004. The transportation services segment incurred a loss from continuing operations before taxes of $.2 million in the first quarter of 2004 compared with a loss from continuing operations before taxes of $.3 million in the first quarter of the prior year. The improvement is primarily the result of the increased net operating revenues and certain cost reductions.

Net operating revenues of the waste management services segment increased to $5.8 million in the first quarter of 2004 compared with $5 million in the first quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided, partially offset by a decrease in the services provided by the captive landfill management operation. Income from continuing operations before taxes for the waste management services segment increased to $.5 million in the first quarter of 2004 compared with $.4 million in the first quarter of the prior year primarily as a result of an increase in the level of business of the waste brokerage and management business, partially offset by a slight decrease in the captive landfill management operations as a result of the decreased net operating revenues.

Avalon’s golf and related operations segment consists primarily of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Although the golf course will continue to be available to the general public, the primary source of revenue will arise from members of the Avalon Golf and Country Club. With the addition of the Squaw Creek Country Club facilities in November 2003, the Avalon Golf and Country Club will be open year round instead of just during the golf season. Membership in the Avalon Golf and Country Club entitles members to use both the Avalon Lakes golf course facilities and the Squaw Creek Country Club facilities. As a result, net operating revenues associated with membership dues will be prorated monthly over the entire year beginning with the first quarter of 2004. Previously, net operating revenues associated with membership dues were recognized during the months of May through October, which generally represented the golf season.

Net operating revenues for the golf and related operations were $.5 million in the first quarter of 2004 compared with $.1 million in the first quarter of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio were closed during the first quarter of 2004 and 2003 due to seasonality. The increase in net operating revenues is primarily the result of a significant increase in members during the first quarter of 2004 compared with the first quarter of 2003 and the fact that the net operating revenues associated with membership dues are prorated monthly over the entire year instead of the golf season. The golf and related operations segment incurred a loss from continuing operations before taxes of $.1 million in the first quarter of 2004 compared with a loss from continuing operations before taxes of $.3 million in the first quarter of the prior year. The decrease in the loss from continuing operations before taxes is primarily due to the recognition of membership dues over the entire year as opposed to being recognized over the golf season as mentioned above.

Interest income

Interest income was $41,000 in the first quarter of 2004 compared with $51,000 in the first quarter of 2003.

General corporate expenses

General corporate expenses were $.8 million in the first quarter of 2004 compared with $.9 million in the first quarter of 2003.

Net loss

Avalon recorded a net loss of $1.1 million in the first quarter of 2004 compared with a net loss of $1 million in the first quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2004 and 2003. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. Avalon recorded a valuation allowance because Avalon believes it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to the increase in the valuation allowance.

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

Increased regulation of the transportation industry relating to driver hours of service and hazardous materials security have and will continue to increase Avalon’s operating expenses, which in light of competitive market conditions, Avalon may not be able to pass on to its customers.

Avalon’s transportation operations utilize power units that are subject to long-term leases. Historically, the level of transportation services provided has resulted in the under-utilization of many of these power units. Although Avalon has taken steps to reduce the number of power units subject to long-term leases, the under-utilization of leased power units will adversely impact the future financial performance of the transportation operations.

As is the case with any transportation company, Avalon’s transportation operations are significantly dependent upon its ability to attract and retain qualified drivers and independent contractors. Failure to do so will adversely impact the future financial performance of the transportation operations.

Avalon is currently evaluating the business and prospects of its transportation operations in light of its financial performance over the past few years. Such evaluation includes an examination of each type of transportation service provided and measures needed to increase the profitability of these services, as well as the consideration of other strategic alternatives including, without limitation, the discontinuation of certain operations. Continuing operating losses incurred by the transportation business will adversely impact the future financial performance of Avalon.

In connection with the transportation of municipal solid waste, Avalon’s transportation operations provide loading services at several municipal solid waste transfer stations. Because of the fixed costs associated with loading, the profitability of such operations is dependent upon the volume of waste delivered to each transfer station. The volume of waste delivered to each transfer station is not within Avalon’s control and has been less than anticipated. During the second quarter of 2004, Avalon ceased transportation operations at two Massachusetts’ municipal solid waste transfer stations being serviced by Avalon and intends to close transportation operations at the third transfer station in June 2004. Accordingly, during the second quarter of 2004, Avalon closed its Oxford, Massachusetts terminal.

Insurance costs, particularly within the transportation industry, have risen dramatically over the past year. The increase in Avalon’s insurance premiums relating to its transportation operations has increased Avalon’s operating expenses, which, in light of competitive market conditions, Avalon has not been able to fully pass on to its customers.

From time to time, Avalon enters into contracts which require surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have significantly limited Avalon’s ability to obtain surety bonds. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable. The inability of Avalon to obtain surety bonds may adversely impact its future financial performance.

Competitive and economic pressures continue to impact the financial performance of Avalon’s transportation services and waste management services. Some of Avalon’s competitors periodically reduce their pricing to gain or retain business, especially during difficult economic times, which may limit Avalon’s ability to maintain rates. A decline in the rates which customers are willing to pay could adversely impact the future financial performance of Avalon.

Avalon’s waste brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that industry pricing changes alone will have a material effect upon its waste brokerage and management operations. However, consolidation has had the effect of reducing the number of competitors offering disposal alternatives that may adversely impact the future financial performance of Avalon’s waste brokerage and management operations.

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

Current economic challenges throughout the industries served by Avalon have resulted in a reduction of revenues coupled with an increase in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults in the future could continue to have a material adverse impact upon Avalon’s future financial performance.

As a result of the acquisition of rights to the Squaw Creek Country Club facilities, the Avalon Lakes Golf Club has become the Avalon Golf and Country Club. In addition to a second championship golf course, the Squaw Creek facility includes a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2003 for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on April 29, 2004; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 14, 2004	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)