Form 10-Q
period 2004-06-30
AVALON HOLDINGS CORP
filed 2004-08-13
CIK 1061069

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of August 11, 2004.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net operating revenues	$7,261	$7,213	$13,501	$12,316

Costs and expenses:
Costs of operations	5,888	5,843	11,130	10,262
Selling, general and administrative expenses	1,545	1,833	3,068	3,365

Operating loss from continuing operations	(172)	(463)	(697)	(1,311)

Other income:
Interest income	39	48	77	95
Other income, net	29	29	73	71

Loss from continuing operations before income taxes	(104)	(386)	(547)	(1,145)

Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(104)	(386)	(547)	(1,145)

Discontinued operations:
Loss from discontinued operations before income taxes[1]	(2,413)	(1)	(3,028)	(221)
Provision (benefit) for income taxes	—	—	—	—

Loss from discontinued operations	(2,413)	(1)	(3,028)	(221)

Net loss	$(2,517)	$(387)	$(3,575)	$(1,366)

Net loss per share from continuing operations	$(.03)	$(.10)	$(.14)	$(.30)

Net loss per share from discontinued operations	$(.63)	$—	$(.80)	$(.06)

Net loss per share (Note 3)	$(.66)	$(.10)	$(.94)	$(.36)

Weighted average shares outstanding (Note 3)	3,803	3,803	3,803	3,803

[1]	Includes loss on write-down of costs in excess of fair market value of net assets of acquired businesses of $538 and loss on write-down of long-lived assets of $2,319.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,216	$3,224
Short-term investments	1,399	—
Accounts receivable, net	4,299	3,620
Prepaid expenses	715	1,598
Other current assets	274	218
Current assets – discontinued operations	7,255	8,819

Total current assets	18,158	17,479

Noncurrent investments	199	6,009
Properties and equipment, less accumulated depreciation and amortization of $4,120 in 2004 and $ 3,755 in 2003	18,039	18,392
Other assets, net	63	80
Noncurrent prepaid rent	4,646	324
Noncurrent assets – discontinued operations	2,976	6,770

Total assets	$44,081	$49,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,719	$4,035
Accrued payroll and other compensation	344	230
Accrued income taxes	225	242
Other accrued taxes	113	295
Other liabilities and accrued expenses	1,607	1,447
Current liabilities – discontinued operations	3,738	3,885

Total current liabilities	8,746	10,134

Shareholders’ equity :
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(22,793)	(19,218)
Accumulated other comprehensive income (loss)	(6)	4

Total shareholders’ equity	35,335	38,920

Total liabilities and shareholders’ equity	$44,081	$49,054

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Loss from continuing operations	$(547)	$(1,145)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	383	406
Amortization of investments	5	34
Provision for losses on accounts receivable	62	290
Gain from disposal of property and equipment	1	(1)
Gain on sale of investments	(2)	—
Change in operating assets and liabilities:
Accounts receivable	(741)	(871)
Prepaid expenses	883	865
Other current assets	(56)	(78)
Noncurrent prepaid rent	(4,322)	—
Other assets	17	2
Accounts payable	(1,316)	(118)
Accrued payroll and other compensation	114	67
Accrued income taxes	(17)	52
Other accrued taxes	(182)	(137)
Other liabilities and accrued expenses	160	416

Net cash used in operating activities from continuing operations	(5,558)	(218)
Net cash provided by operating activities from discontinued operations	1,377	792

Net cash (used in) provided by operating activities	(4,181)	574

Investing activities:
Purchase of available-for-sale investments	—	(2,014)
Maturities of available-for-sale investments	—	1,935
Sales of available-for-sale investments	4,398	—
Capital expenditures	(110)	(61)
Proceeds from disposal of property and equipment	79	1

Net cash provided by (used in) investing activities from continuing operations	4,367	(139)
Net cash provided by (used in) investing activities from discontinued operations	806	(48)

Net cash provided by (used in) investing activities	5,173	(187)

Increase in cash and cash equivalents	992	387
Cash and cash equivalents at beginning of year	3,224	1,190

Cash and cash equivalents at end of period	$4,216	$1,577

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2004

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2004, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Revenue Recognition for Golf Operations

With the addition of the Squaw Creek Country Club facilities in November 2003, the Avalon Golf and Country Club will be open year round instead of just during the golf season. Membership in the Avalon Golf and Country Club entitles members to use both the Avalon Lakes golf course facilities and the Squaw Creek Country Club facilities. As a result, net operating revenues associated with membership dues will be prorated monthly over the entire year beginning with the first quarter of 2004. Previously, net operating revenues associated with membership were recognized during the months of May through October, which generally represented the golf season.

Note 3. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three month and six month periods ended June 30, 2004 and 2003.

Note 4. Investment Securities

Avalon held available-for-sale securities of $1,598,000 and $6,009,000 at June 30, 2004 and December 31, 2003, respectively which are included in the Condensed Consolidated Balance Sheets under the captions “Short-term investments” and “Noncurrent investments”. As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized losses, net of applicable income taxes, of $17,000 and $10,000 during the three month and six month periods ended June 30, 2004, respectively, as a component of other comprehensive income (loss). For the three month and six month periods ended June 30, 2003, Avalon recognized unrealized losses of $25,000 and $45,000, respectively, as a component of other comprehensive income (loss). Accumulated other comprehensive income (loss) consisted of a loss of $6,000 at June 30, 2004 and income of $4,000 at December 31, 2003.

Information regarding investment securities consists of the following (in thousands):

	June 30, 2004			December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$1,604	$(6)	$1,598	$6,005	$4	$6,009

The amortized cost and estimated fair value of available-for-sale investments at June 30, 2004, by contractual maturity, consist of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,404	$1,399
Due after one year through five years	200	199

Total	$1,604	$1,598

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component of “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets for Avalon. Comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,517)	$(387)	$(3,575)	$(1,366)
Unrealized loss on available-for-sale securities	(17)	(25)	(10)	(45)

Total comprehensive loss	$(2,534)	$(412)	$(3,585)	$(1,411)

Note 6. Prepaid Rent

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations and classified as prepaid rent. At June 30, 2004, the balance of prepaid rent is $4,796,000 of which $150,000 is included in the Condensed Consolidated Balance Sheets under the caption “Prepaid expenses”, and $4,646,000 is included under the caption “Noncurrent prepaid rent”. At December 31, 2003 the balance of prepaid rent was $474,000 of which $150,000 was included in the Condensed Consolidated Balance Sheets under the caption “Prepaid expenses” and $324,000 was included under the caption “Noncurrent prepaid rent.”

Note 7. Discontinued Operations

As previously disclosed, Avalon had been evaluating the business and prospects of its transportation operations in light of its financial performance over the past few years. Such evaluation included an examination of each type of transportation service provided and measures needed to increase the profitability of these services, as well as the consideration of other strategic alternatives including, without limitation, the discontinuation of certain operations. In connection with the transportation of municipal solid waste, Avalon’s transportation operations provided loading services at several municipal solid waste transfer stations. The profitability of such operations was dependent upon the volume of waste delivered to each transfer station. The volume of waste delivered to each transfer station was not within Avalon’s control and had been less than anticipated. During the second quarter of 2004, Avalon ceased transportation operations at three Massachusetts’ municipal solid waste transfer stations. In conjunction with the cessation of these transfer station operations, Avalon closed its Oxford, Massachusetts terminal. Also, during the second quarter Avalon sold approximately $.2 million of idle assets of the transportation operations and recognized a gain of approximately $.4 million.

In addition, on June 25, 2004, Avalon announced that it had reached an agreement in principle to sell all of the common stock of DartAmericA, Inc. (“DartAmericA”), Avalon’s transportation operations, to BMC International, Inc. (“BMC”). Based upon the proposed selling price and in accordance with Avalon’s asset impairment policy, Avalon recorded a write-down of costs in excess of fair market value of net assets of acquired businesses (“goodwill”) of approximately $.5 million and a write-down of the long-lived assets of approximately $2.3 million. The results of operations of the transportation operations for the current and prior years, including the write-down of goodwill and long-lived assets, have been included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA for a selling price of approximately $4.2 million. At the closing, BMC delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable over 60 months. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such balance is payable within two (2) business days of agreement upon the Consolidated Balance Sheet of DartAmericA as of June 30, 2004 and calculation of the final adjustment to the initial purchase price. By purchasing the common stock of DartAmericA, BMC also acquired DartAmericA’s wholly owned subsidiaries including Dart Trucking Company, Inc. (“Dart”) and Dart Services, Inc. and assumed Dart’s operating lease obligations of approximately $5 million. Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal. Avalon intends to sell this facility. As a result, this facility is classified as held-for-sale and the expenses related to the maintenance and operation of this facility are included in discontinued operations. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful accounts.

Avalon’s environmental remediation operations had continued to experience operating losses as a result of a decline in net operating revenues and operational inefficiencies. Recognizing that the continuing losses incurred by the environmental remediation business would adversely impact Avalon’s future financial performance, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to sell or discontinue the operation of the environmental remediation business. In January 2004, Avalon sold all of the fixed assets of the remediation business for $.2 million and recorded a gain of $.1 million on the sale. As part of the transaction, the purchaser assumed all of the remediation business’ obligations relating to ongoing projects. The remediation business retained all of its other liabilities and assets, including cash and accounts receivable. The results of operations of the remediation business have been included in discontinued operations.

The financial results of Avalon’s technical environmental engineering and consulting business had been at a level lower than expected. The business began to experience losses and Avalon believed that the losses were likely to continue in the future. Accordingly, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to discontinue the operations of the engineering and consulting business. In January 2004, Avalon discontinued such operations and the results are included in discontinued operations.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result, the building is classified as held-for-sale and the expenses related to the maintenance and operation of the building are included in discontinued operations.

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

Note 9. Business Segment Information.

In applying Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” On this basis, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were with third parties. The segment disclosures are presented on this basis for all periods presented.

The waste management services segment provides hazardous and nonhazardous waste management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment operates two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six month period ended June 30, 2004, one customer and its affiliates accounted for approximately 13% of the waste services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net operating revenues from:
Waste management services:
External customers revenues	$5,957	$6,329	$11,672	$11,319
Intersegment revenues	31	20	72	70

Total waste management services	5,988	6,349	11,744	11,389

Golf and related operations:
External customers revenues	1,304	884	1,829	997
Intersegment revenues	6	23	13	38

Total golf and related operations	1,310	907	1,842	1,035

Segment operating revenues	7,298	7,256	13,586	12,424
Intersegment eliminations	(37)	(43)	(85)	(108)

Total net operating revenues	$7,261	$7,213	$13,501	$12,316

Income (loss) from continuing operations before taxes:
Waste management services	$559	$294	$1,074	$654
Golf and related operations	67	164	(75)	(117)
Other businesses	(1)	(3)	(2)	(5)

Segment income before taxes	625	455	997	532

Corporate interest income	13	44	33	89
Corporate other income, net	1	9	14	22
General corporate expenses	(743)	(894)	(1,591)	(1,788)

Loss from continuing operations before taxes	$(104)	$(386)	$(547)	$(1,145)

Interest income:
Waste management services	$23	$3	$39	$5
Golf and related operations	3	1	5	1
Corporate	13	44	33	89

Total	$39	$48	$77	$95

	June 30, 2004	December 31, 2003
Identifiable assets:
Waste management services	$6,677	$5,821
Golf and related operations	19,080	14,825
Other businesses	731	557
Corporate	24,218	28,705
Discontinued operations	10,231	15,589

Sub Total	60,937	65,497
Elimination of intersegment receivables	(16,856)	(16,443)

Total	$44,081	$49,054

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

Liquidity and Capital Resources

For the first six months of 2004, Avalon utilized existing cash and cash provided by the sale of investment securities to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2004 are expected to be in the range of $.2 million to $.3 million, which relate principally to the purchase of golf equipment. During the first six months of 2004, capital expenditures for Avalon totaled approximately $.1 million which was principally related to the development of software for the golf course operations and golf equipment.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations and classified as prepaid rent. The construction of certain leasehold improvements to the Squaw Creek facility are currently estimated to cost between $5 million and $5.5 million.

Working capital was $9.4 million at June 30, 2004 compared with $7.3 million at December 31, 2003. The increase is primarily the result of a reclassification of noncurrent investments to short-term investments as a result of a change in maturity dates of certain investments and the increase in cash and cash equivalents resulting from the sale of investment securities.

The increase in accounts receivable is primarily due to the increased net operating revenues of the waste management services in the second quarter of 2004 compared with the fourth quarter of 2003.

The increase in other noncurrent prepaid rent at June 30, 2004 compared with December 31, 2003 is a result of expenditures made by Avalon for leasehold improvements to the Squaw Creek facility in excess of $150,000 which will be carried forward and applied to future leasehold improvement obligations.

The decrease in accounts payable at June 30, 2004 compared with December 31, 2003 is primarily due to the payment of insurance premiums for Avalon’s insurance program.

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

Management believes that anticipated cash provided from future operations and existing working capital, as well as Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2004 were $7.3 million compared with $7.2 million in the prior year’s second quarter. Costs of operations increased to $5.9 million in the second quarter of 2004 compared with $5.8 million in the prior year quarter. Selling, general and administrative expenses decreased to $1.5 million in the second quarter of 2004 compared with $1.8 million in the prior year quarter. Avalon incurred a loss from continuing operations of $.1 million or a loss of $.03 per share for the second quarter of 2004 compared with a loss from continuing operations of $.4 million or a loss of $.10 per share for the second quarter of 2003. For the first six months of 2004, net operating revenues increased to $13.5 million compared with $12.3 million for the first six months of 2003. Cost of operations were $11.1 million for the first six months of 2004 compared with $10.3 million for the first six months of the prior year. Selling, general and administrative expenses decreased to $3.1 million for the first six months of 2004 compared with $3.4 million for the first six months of 2003. Avalon incurred a loss from continuing operations of $.5 million or a loss of $.14 per share for the first six months of 2004 compared with a loss from continuing operations of $1.1 million or a loss of $.30 per share for the first six months of 2003.

Performance in the Second Quarter of 2004 compared with the Second Quarter of 2003

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $6 million in the second quarter of 2004 compared with $6.3 million in the second quarter of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the level of services provided by the waste brokerage and management business and a slight decrease in the net operating revenues of the captive landfill management operation. Income before taxes for the waste management services segment was $.6 million in the second quarter of 2004 compared with $.3 million in the second quarter of 2003. The income before taxes in the second quarter of 2003 included a charge of $.3 million to the provision for losses on accounts receivable due to a customer filing bankruptcy.

Avalon’s golf and related operations segment consists primarily of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Although the golf courses will continue to be available to the general public, the primary source of revenue will arise from the members of the Avalon Golf and Country Club. With the addition of the Squaw Creek Country Club facilities in November 2003, the Avalon Golf and Country Club will be open year round instead of just during the golf season. Membership in the Avalon Golf and Country Club entitles members to use both the Avalon Lakes golf course facilities and the Squaw Creek Country Club facilities. As a result, net operating revenues associated with membership dues will be prorated monthly over the entire year beginning with the first quarter of 2004. Previously, net operating revenues associated with membership dues were recognized during the months of May through October, which generally represented the golf season.

Net operating revenues of the golf and related operations segment were $1.3 million in the second quarter of 2004 compared with $.9 million in the second quarter of 2003. The increase in net operating revenues is primarily attributed to a significant increase in the average number of members of the Avalon Golf and Country Club in the second quarter of 2004 compared with the prior year quarter, which in turn has significantly increased the number of rounds of golf played and food and beverage sales. The golf and related operations segment recorded income before taxes of $.1 million in the second quarter of 2004 compared with a income before taxes of $.2 million in the second quarter of 2003. The decrease in income before taxes is primarily due to incurring expenses at the Squaw Creek Country Club while the facilities were being renovated and constructed. The pro shop, bar and lounge areas at the Squaw Creek Country Club were not fully operational until June 2004.

Avalon had been evaluating the business and prospects of its transportation operations in light of its financial performance over the past few years. Such evaluation included an examination of each type of transportation service provided and measures needed to increase the profitability of these services, as well as the consideration of other strategic alternatives including, without limitation, the discontinuation of certain operations. In connection with the transportation of municipal solid waste, Avalon’s transportation operations provided loading services at several municipal solid waste transfer stations. The profitability of such operations was dependent upon the volume of waste delivered to each transfer station. The volume of waste delivered to each transfer station was not within Avalon’s control and had been less than anticipated. During the second quarter of 2004, Avalon ceased transportation operations at three Massachusetts’ municipal solid waste transfer stations. In conjunction with the cessation of these transfer station operations, Avalon closed its Oxford, Massachusetts terminal. Also, during the second quarter, Avalon sold approximately $.2 million of idle assets of the transportation operations and recognized a gain of approximately $.4 million.

In addition, on June 25, 2004, Avalon announced that it had reached an agreement in principle to sell all of the common stock of DartAmericA, Inc. (“DartAmericA”), Avalon’s transportation operations, to BMC International, Inc. (“BMC”). Based upon the proposed selling price and in accordance with Avalon’s asset impairment policy, Avalon recorded a write-down of costs in excess of fair market value of net assets of acquired businesses (“goodwill”) of approximately $.5 million and a write-down of the long-lived assets of approximately $2.3 million. The results of operations of the transportation operations for the current and prior years, including the write-down of goodwill and long-lived assets, have been included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA for a selling price of approximately $4.2 million. At the closing, BMC delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable over 60 months. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such balance is payable within two (2) business days of agreement upon the Consolidated Balance Sheet of DartAmericA as of June 30, 2004 and calculation of the final adjustment to the initial purchase price. Included with the purchase of DartAmericA, BMC also acquired DartAmericA’s wholly owned subsidiaries including Dart Trucking Company, Inc. (“Dart”) and Dart Services, Inc. and assumed Dart’s operating lease obligations of approximately $5 million. Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal, Avalon intends to sell this facility. As a result, this facility is classified as held-for-sale and the expenses related to the maintenance and operation of this facility are included in discontinued operations. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful account.

Interest income

Interest income was $39,000 in the second quarter of 2004 compared with $48,000 in the second quarter of 2003.

General corporate expenses

General corporate expenses were $.7 million in the second quarter of 2004 compared with $.9 million in the second quarter of 2003. The decrease is primarily a result of decreased employee costs.

Net loss

Avalon recorded a net loss of $2.5 million in the second quarter of 2004 compared with a net loss of $.4 million in the second quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the second quarter of 2004 and 2003. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily because of the increase in the valuation allowance.

Performance in the first six months of 2004 compared with the first six months of 2003

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $11.7 million in the first six months of 2004 compared with $11.3 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of brokerage and management services provided. Income before taxes for the waste management services segment increased to $1.1 million in the first six months of 2004 compared with $.7 million in the first six months of the prior year primarily as a result of an increase in the level of business. In addition, the first six months of 2003 included a charge of $.3 million to the provision for losses on accounts receivable due to a customer filing bankruptcy.

Avalon’s golf and related operations segment consists primarily of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Although the golf courses will continue to be available to the general public, the primary source of revenue will arise from the members of the Avalon Golf and Country Club. With the addition of the Squaw Creek Country Club facilities in November 2003, the Avalon Golf and Country Club will be open year round instead of just during the golf season. Membership in the Avalon Golf and Country Club entitles members to use both the Avalon Lakes golf course facilities and the Squaw Creek Country Club facilities. As a result, net operating revenues associated with membership dues will be prorated monthly over the entire year beginning with the first quarter of 2004. Previously, net operating revenues associated with membership dues were recognized during the months of May through October, which generally represented the golf season.

Net operating revenues of the golf and related operations segment were $1.8 million for the first six months of 2004 compared with $1.0 million for the first six months of 2003. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were closed during the first three months of 2004 and 2003 due to seasonality. The golf and related operations segment incurred a loss before taxes of $75,000 in the first six months of 2004 compared with a loss before taxes of $117,000 in the first six months of 2003. The increase in net operating revenues and decreased loss before taxes is primarily attributed to a significant increase in the average number of members of the Avalon Golf and Country Club in the first six months of 2004 compared with the first six months of the prior year, which in turn has significantly increased the number of rounds of golf played and food and beverage sales.

Avalon had been evaluating the business and prospects of its transportation operations in light of its financial performance over the past few years. Such evaluation included an examination of each type of transportation service provided and measures needed to increase the profitability of these services, as well as the consideration of other strategic alternatives including, without limitation, the discontinuation of certain operations. In connection with the transportation of municipal solid waste, Avalon’s transportation operations provided loading services at several municipal solid waste transfer stations. The profitability of such operations was dependent upon the volume of waste delivered to each transfer station. The volume of waste delivered to each transfer station was not within Avalon’s control and had been less than anticipated. During the second quarter of 2004, Avalon ceased transportation operations at three Massachusetts’ municipal solid waste transfer stations. In conjunction with the cessation of these transfer station operations, Avalon closed its Oxford, Massachusetts terminal. Also, during the second quarter, Avalon sold approximately $.2 million of idle assets of the transportation operations and recognized a gain of approximately $.4 million.

In addition, on June 25, 2004, Avalon announced that it had reached an agreement in principle to sell all of the common stock of DartAmericA, Inc. (“DartAmericA”), Avalon’s transportation operations, to BMC International, Inc. (“BMC”). Based upon the proposed selling price and in accordance with Avalon’s asset impairment policy, Avalon recorded a write-down of costs in excess of fair market value of net assets of acquired businesses (“goodwill”) of approximately $.5 million and a write-down of the long-lived assets of approximately $2.3 million. The results of operations of the transportation operations for the current and prior years, including the write-down of goodwill and long-lived assets, have been included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA for a selling price of approximately $4.2 million. At the closing, BMC delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable over 60 months. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such balance is payable within two (2) business days of agreement upon the Consolidated Balance Sheet of DartAmericA as of June 2004 and calculation of the final adjustment to the initial purchase price. Included with the purchase of DartAmericA, BMC also acquired DartAmericA’s wholly owned subsidiaries including Dart Trucking Company, Inc. (“Dart”) and Dart Services, Inc. and assumed Dart’s operating lease obligations of approximately $5 million. Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal, Avalon intends to sell this facility. As a result, this facility is classified as held-for-sale and the expense related to the maintenance and operation of this facility are included in discontinued operations. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful account.

Interest income

Interest income was $.1 million in both the first six months of 2004 and 2003.

General corporate expenses

General corporate expenses were $1.6 million in the first six months of 2004 compared with $1.8 million in the first six months of 2003. The decrease is primarily the result of decreased employee costs.

Net loss

Avalon recorded a net loss of $3.6 million in the first six months of 2004 compared with a net loss of $1.4 million in the first six months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the first six months of 2004 and 2003. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily because of the increase in the valuation allowance.

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

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A significant portion of Avalon’s waste management revenues are derived from the disposal or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.

Insurance costs have risen dramatically over the past year. The increase in insurance premiums has increased Avalon’s operating expenses, which, in light of competitive market conditions, Avalon has not been able to fully pass on to its customers.

From time to time, Avalon enters into contracts that require surety bonds or other financial instruments to assure performance under the terms thereof. Although Avalon has obtained such bonds or other financial instruments in the past, substantial changes in the bond market have significantly limited Avalon’s ability to obtain surety bonds. No assurance can be given that such bonds will be available in the future or, if available, that the premiums and/or any collateral requirements for such bonds will be reasonable. The inability of Avalon to obtain surety bonds may adversely impact its future financial performance.

Competitive and economic pressures continue to impact the financial performance of Avalon’s waste disposal brokerage and management services. Some of Avalon’s competitors periodically reduce their pricing to gain or retain business, especially during difficult economic times, which may limit Avalon’s ability to maintain rates. A decline in the rates which customers are willing to pay could adversely impact the future financial performance of Avalon.

Avalon’s waste disposal brokerage management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and has caused disposal pricing to increase. Avalon does not believe that industry pricing changes alone will have a material effect upon its waste disposal brokerage and management operations. However, consolidation has had the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

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

As a result of the acquisition of rights to the Squaw Creek Country Club facilities, the Avalon Lakes Golf Club has become the Avalon Golf and Country Club. In addition to a second championship golf course, the Squaw Creek facility includes a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

Avalon’s golf courses are located in Warren, Ohio and Vienna, Ohio and are significantly dependent upon weather conditions during the golf season. Additionally, all of Avalon’s other operations are somewhat seasonal in nature since a significant portion of those operations are primarily conducted in selected northeastern and midwestern states. As a result, Avalon’s financial performance is adversely affected by adverse weather conditions.

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

Exhibit 10.4 Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC, International, Inc. for the purchase of DartAmericA, Inc.

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)	Reports on Form 8-K

On June 25, 2004, Avalon announced an agreement to sell its transportation operations.

On July 15, 2004, Avalon disclosed the completion of the sale of its transportation operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 13, 2004	By: /s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)