Form 10-Q
period 2004-09-30
AVALON HOLDINGS CORP
filed 2004-11-15
CIK 1061069

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 3,185,240 shares of its Class A Common Stock and 618,091 shares of its Class B Common Stock outstanding as of November 8, 2004.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net operating revenues	$8,448	$6,524	$21,949	$18,840

Costs and expenses:
Costs of operations	7,055	5,114	18,185	15,376
Selling, general and administrative expenses	1,985	1,667	5,053	5,032

Operating loss from continuing operations	(592)	(257)	(1,289)	(1,568)

Other income:
Interest income	62	39	139	134
Other income, net	88	68	161	139

Loss from continuing operations before income taxes	(442)	(150)	(989)	(1,295)

Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(442)	(150)	(989)	(1,295)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,500	102	(1,528)[1]	(119)
Provision (benefit) for income taxes	—	—	—	—

Income (loss) from discontinued operations	1,500	102	(1,528)	(119)

Net income (loss)	$1,058	$(48)	$(2,517)	$(1,414)

Net loss per share from continuing operations	$(.12)	$(.04)	$(.26)	$(.34)

Net income (loss) per share from discontinued operations	$.40	$.03	$(.40)	$(.03)

Net income (loss) per share (Note 3)	$.28	$(.01)	$(.66)	$(.37)

Weighted average shares outstanding (Note 3)	3,803	3,803	3,803	3,803

[1]	Includes loss on write-down of costs in excess of fair market value of net assets of acquired businesses of $538 and loss on write-down of long-lived assets of $2,319.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,664	$3,224
Short-term investments	1,598	—
Accounts receivable, net	5,676	3,620
Prepaid expenses	492	1,598
Other current assets	190	218
Current assets – discontinued operations	1,879	8,819

Total current assets	16,499	17,479
Noncurrent investments	—	6,009
Properties and equipment, less accumulated depreciation and amortization of $4,309 in 2004 and $ 3,755 in 2003	17,910	18,392
Other assets, net	933	80
Noncurrent prepaid rent	5,076	324
Noncurrent assets – discontinued operations	2,650	6,770

Total assets	$43,068	$49,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,515	$4,035
Accrued payroll and other compensation	418	230
Accrued income taxes	171	242
Other accrued taxes	142	295
Other liabilities and accrued expenses	1,583	1,447
Current liabilities – discontinued operations	820	3,885

Total current liabilities	6,649	10,134

Other noncurrent liabilities	24	—

Shareholders’ equity :
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(21,735)	(19,218)
Accumulated other comprehensive income (loss)	(4)	4

Total shareholders’ equity	36,395	38,920

Total liabilities and shareholders’ equity	$43,068	$49,054

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Loss from continuing operations	$(989)	$(1,295)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	572	602
Amortization of investments	7	48
Provision for losses on accounts receivable	140	510
Gain from disposal of property and equipment	—	(30)
Gain on sale of investments	(2)	—
Change in operating assets and liabilities:
Accounts receivable	(2,196)	121
Prepaid expenses	1,106	(578)
Other current assets	28	(33)
Noncurrent prepaid rent	(4,752)	—
Other assets	(853)	2
Accounts payable	(520)	1,090
Accrued payroll and other compensation	188	130
Accrued income taxes	(71)	44
Other accrued taxes	(153)	(69)
Other liabilities and accrued expenses	136	(57)
Other noncurrent liabilities	24	—

Net cash (used in) provided by operating activities from continuing operations	(7,335)	485
Net cash provided by operating activities from discontinued operations	2,193	917

Net cash (used in) provided by operating activities	(5,142)	1,402

Investing activities:
Purchase of available-for-sale investments	—	(2,014)
Maturities of available-for-sale investments	—	1,935
Sales of available-for-sale investments	4,398	—
Capital expenditures	(169)	(65)
Proceeds from disposal of property and equipment	79	64
Proceeds from the sale of DartAmericA, Inc.	3,192	—

Net cash provided by (used in) investing activities from continuing operations	7,500	(80)
Net cash provided by (used in) investing activities from discontinued operations	1,082	(121)

Net cash provided by (used in) investing activities	8,582	(201)

Increase in cash and cash equivalents	3,440	1,201
Cash and cash equivalents at beginning of year	3,224	1,190

Cash and cash equivalents at end of period	$6,664	$2,391

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2004, and the results of its operations and cash flows for the interim periods presented.

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

Note 3. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three month and nine month periods ended September 30, 2004 and 2003.

Note 4. Investment Securities

Avalon held available-for-sale securities of $1,598,000 at September 30, 2004 which are included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments”. At December 31, 2003, Avalon held available-for-sale securities of $6,009,000 which are included in the Condensed Consolidated Balance Sheets under the caption “Noncurrent investments”. As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized income, net of applicable income taxes, of $2,000 during the three month period ended September 30, 2004, and an unrealized loss of $8,000, net of applicable income taxes, for the nine month period ended September 30, 2004, as a component of other comprehensive income (loss). For the three month and nine month periods ended September 30, 2003, Avalon recognized unrealized losses of $19,000 and $64,000, net of applicable income taxes, respectively, as a component of other comprehensive income (loss).

Accumulated other comprehensive income (loss) consisted of a loss of $4,000 at September 30, 2004 and income of $4,000 at December 31, 2003.

Information regarding investment securities consists of the following (in thousands):

	September 30, 2004			December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$1,602	$(4)	$1,598	$6,005	$4	$6,009

The amortized cost and estimated fair value of available-for-sale investments at September 30, 2004, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,602	$1,598

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,058	$(48)	$(2,517)	$(1,414)
Unrealized income (loss) on available-for-sale securities	2	(19)	(8)	(64)

Total comprehensive income (loss)	$1,060	$(67)	$(2,525)	$(1,478)

Note 6. Prepaid Rent

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations and classified as prepaid rent. At September 30, 2004, the balance of prepaid rent was $5,226,000 of which $150,000 is included in the Condensed Consolidated Balance Sheets under the caption “Prepaid expenses”, and $5,076,000 is included under the caption “Noncurrent prepaid rent”. At December 31, 2003 the balance of prepaid rent was $474,000 of which $150,000 was included in the Condensed Consolidated Balance Sheets under the caption “Prepaid expenses” and $324,000 was included under the caption “Noncurrent prepaid rent.”

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

In addition, on June 25, 2004, Avalon announced that it had reached an agreement in principle to sell all of the common stock of DartAmericA, Inc. (“DartAmericA”), Avalon’s transportation operations, to BMC International, Inc. (“BMC”). Based upon the proposed selling price and in accordance with Avalon’s asset impairment policy, Avalon recorded a write-down of costs in excess of fair market value of net assets of acquired businesses (“goodwill”) of approximately $.5 million and a write-down of the long-lived assets of approximately $2.3 million in the second quarter of 2004. The results of operations of the transportation operations for the current and prior years, including the write-down of goodwill and long-lived assets, have been included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA for a selling price of approximately $4.2 million. At the closing, BMC delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable over 60 months. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such amount was paid in September 2004. By purchasing the common stock of DartAmericA, BMC also acquired DartAmericA’s wholly owned subsidiaries including Dart Trucking Company, Inc. (“Dart”) and Dart Services, Inc. and assumed Dart’s operating lease obligations of approximately $5 million. Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal. Avalon intends to sell this facility. As a result, this facility is classified as held-for-sale and the expenses related to the maintenance and operation of this facility are included in discontinued operations. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful accounts.

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

In the fourth quarter of 2001, the remediation business recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim. Such amount was recorded as income in discontinued operations in the third quarter of 2004.

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

Note 9. Business Segment Information

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

For the nine month period ended September 30, 2004, one customer and its affiliates accounted for approximately 14% of the waste services segment’s net operating revenues to external customers and approximately 12% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net operating revenues from:
Waste management services:
External customers revenues	$6,755	$5,379	$18,427	$16,698
Intersegment revenues	66	106	138	176

Total waste management services	6,821	5,485	18,565	16,874

Golf and related operations:
External customers revenues	1,693	1,145	3,522	2,142
Intersegment revenues	17	17	30	55

Total golf and related operations	1,710	1,162	3,552	2,197

Segment operating revenues	8,531	6,647	22,117	19,071
Intersegment eliminations	(83)	(123)	(168)	(231)

Total net operating revenues	$8,448	$6,524	$21,949	$18,840

Income (loss) from continuing operations before taxes:
Waste management services	$642	$359	$1,716	$1,013
Golf and related operations	218	367	143	250
Other businesses	—	(19)	(2)	(24)

Segment income before taxes	860	707	1,857	1,239
Corporate interest income	25	36	58	125
Corporate other income (expense), net	(24)	7	(10)	29
General corporate expenses	(1,303)	(900)	(2,894)	(2,688)

Loss from continuing operations before taxes	$(442)	$(150)	$(989)	$(1,295)

Interest income:
Waste management services	$34	$3	$73	$8
Golf and related operations	3	—	8	1
Corporate	25	36	58	125

Total	$62	$39	$139	$134

	September 30, 2004	December 31, 2003
Identifiable assets:
Waste management services	$8,001	$5,821
Golf and related operations	19,652	14,825
Other businesses	731	557
Corporate	28,401	28,705
Discontinued operations	4,529	15,589

Sub Total	61,314	65,497
Elimination of intersegment receivables	(18,246)	(16,443)

Total	$43,068	$49,054

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

Liquidity and Capital Resources

For the first nine months of 2004, Avalon utilized existing cash and cash provided by the sale of investment securities to fund capital expenditures and meet operating needs.

In the fourth quarter of 2001, Avalon’s remediation business had recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim.

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. (“DartAmericA”) to BMC International, Inc. (“BMC”) for a selling price of approximately $4.2 million. At the closing, BMC delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable over 60 months. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such amount was paid in September 2004. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful accounts.

Avalon’s aggregate capital expenditures in 2004 are expected to be in the range of $.2 million to $.3 million, which relate principally to the purchase of golf equipment. During the first nine months of 2004, capital expenditures for Avalon totaled approximately $.2 million which was principally related to the development of software for the golf course operations and golf equipment.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations and classified as prepaid rent. Construction costs of such leasehold improvements to the Squaw Creek facility totaled $5.2 million at September 30, 2004.

Working capital was $9.9 million at September 30, 2004 compared with $7.3 million at December 31, 2003. The increase is primarily the result of a reclassification of noncurrent investments to short-term investments as a result of a change in maturity dates of certain investments and the increase in cash and cash equivalents relating to the proceeds received from the sale of DartAmericA.

The increase in accounts receivable is primarily due to the increased net operating revenues of the waste management services segment in the third quarter of 2004 compared with the fourth quarter of 2003.

The increase in noncurrent prepaid rent at September 30, 2004 compared with December 31, 2003 is a result of expenditures made by Avalon for leasehold improvements to the Squaw Creek facility in excess of $150,000 which will be carried forward and applied to future leasehold improvement obligations.

The increase in other assets, net at September 30, 2004 compared with December 31, 2003 reflects the noncurrent portion of a $1 million promissory note received from BMC to Avalon for the purchase of DartAmericA.

The decrease in accounts payable at September 30, 2004 compared with December 31, 2003 is primarily due to the reduction in insurance premiums payable for Avalon’s insurance program. The insurance premiums were reduced significantly as a result of the sale of DartAmericA.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2004 were $8.4 million compared with $6.5 million in the prior year’s third quarter. Costs of operations increased to $7.1 million in the third quarter of 2004 compared with $5.1 million in the prior year quarter. Selling, general and administrative expenses increased to $2 million in the third quarter of 2004 compared with $1.7 million in the prior year quarter. Avalon incurred a loss from continuing operations of $.4 million or a loss of $.12 per share for the third quarter of 2004 compared with a loss from continuing operations of $.2 million or a loss of $.04 per share for the third quarter of 2003. For the first nine months of 2004, net operating revenues increased to $21.9 million compared with $18.8 million for the first nine months of 2003. Cost of operations were $18.2 million for the first nine months of 2004 compared with $15.4 million for the first nine months of the prior year. Selling, general and administrative expenses were $5 million for the first nine months of 2004 and 2003. Avalon incurred a loss from continuing operations of $1 million or a loss of $.26 per share for the first nine months of 2004 compared with a loss from continuing operations of $1.3 million or a loss of $.34 per share for the first nine months of 2003.

Performance in the Third Quarter of 2004 compared with the Third Quarter of 2003

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $6.8 million in the third quarter of 2004 compared with $5.5 million in the third quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of services provided by the waste brokerage and management business, partially offset by a slight decrease in the net operating revenues of the captive landfill management operation. Income from continuing operations before taxes for the waste management services segment were $.6 million in the third quarter of 2004 compared with $.4 million in the third quarter of 2003. The increase was primarily a result of an increase in the level of services provided by the waste brokerage and management business partially offset by a decrease in income from continuing operations before taxes of the captive landfill management operations. The results of the captive landfill management operations in the third quarter of 2003 were higher than the current quarter primarily as a result of a gain on the disposition of a piece of equipment. The income from continuing operations before taxes of the waste management services segment in the third quarter of 2003 included a charge of $. 2 million to the provision for losses on accounts receivable due to a customer filing bankruptcy.

Avalon’s golf and related operations segment consists primarily of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Although the golf courses will continue to be available to the general public, the primary source of revenue will arise from dues payable by the members of the Avalon Golf and Country Club. With the addition of the Squaw Creek Country Club facilities in November 2003, the Avalon Golf and Country Club will be open year round instead of just during the golf season. Membership in the Avalon Golf and Country Club entitles members to use both the Avalon Lakes golf course facilities and the Squaw Creek Country Club facilities. As a result, net operating revenues associated with membership dues will be prorated monthly over the entire year beginning with the first quarter of 2004. Previously, net operating revenues associated with membership dues were recognized during the months of May through October, which generally represented the golf season.

Net operating revenues of the golf and related operations segment were $1.7 million in the third quarter of 2004 compared with $1.2 million in the third quarter of 2003. The increase in net operating revenues is primarily attributed to an increase in the average number of members of the Avalon Golf and Country Club in the third quarter of 2004 compared with the prior year quarter, which in turn has increased the number of rounds of golf played and food and beverage sales. The golf and related operations segment recorded income from continuing operations before taxes of $.2 million in the third quarter of 2004 compared with income from continuing operations before taxes of $.4 million in the third quarter of 2003. The decrease is primarily the result of additional operating and employee costs incurred at the Squaw Creek Country Club resulting from the opening of the pro shop, bar, restaurant and lounge areas.

Interest income

Interest income was $62,000 in the third quarter of 2004 compared with $39,000 in the third quarter of 2003.

General corporate expenses

General corporate expenses were $1.3 million in the third quarter of 2004 compared with $.9 million in the third quarter of 2003. The increase is primarily a result of approximately $.5 million of bonuses paid in the third quarter of 2004.

Net loss

Avalon recorded net income of $1.1 million in the third quarter of 2004 compared with a net loss of $48,000 in the third quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the third quarter of 2004 and 2003. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily because of the increase in the valuation allowance.

Performance in the first nine months of 2004 compared with the first nine months of 2003

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $18.6 million in the first nine months of 2004 compared with $16.9 million in the first nine months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of brokerage and management services provided. Income from continuing operations before taxes for the waste management services segment increased to $1.7 million in the first nine months of 2004 compared with $1.0 million in the first nine months of the prior year primarily as a result of an increase in the level of business of the waste brokerage and management services. In addition, income from continuing operations before taxes for the first nine months of 2003 included a charge of $.5 million to the provision for losses on accounts receivable due to two customers filing bankruptcy.

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

Net operating revenues of the golf and related operations segment were $3.6 million for the first nine months of 2004 compared with $2.2 million for the first nine months of 2003. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were closed during the first three months of 2004 and 2003 due to seasonality. The increase in net operating revenues are primarily attributable to a significant increase in the average number of members of the Avalon Golf and Country Club in the first nine months of 2004 compared with the first nine months of the prior year, which in turn has significantly increased membership dues, the number of rounds of golf played and food and beverage sales. The golf and related operations segment recorded income from continuing operations before taxes of $143,000 in the first nine months of 2004 compared with income from continuing operations before taxes of $250,000 in the first nine months of 2003. The decrease in income from continuing operations before taxes is primarily the result of additional operating and employee costs incurred at the Squaw Creek Country Club resulting from the opening of the pro shop, bar, restaurant and lounge areas.

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

In addition, on June 25, 2004, Avalon announced that it had reached an agreement in principle to sell all of the common stock of DartAmericA, Avalon’s transportation operations, to BMC. Based upon the proposed selling price and in accordance with Avalon’s asset impairment policy, Avalon recorded a write-down of costs in excess of fair market value of net assets of acquired businesses (“goodwill”) of approximately $.5 million and a write-down of the long-lived assets of approximately $2.3 million. The results of operations of the transportation operations for the current and prior years, including the write-down of goodwill and long-lived assets, have been included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA for a selling price of approximately $4.2 million. At the closing, BMC delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable over 60 months. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such amount was paid in September 2004. Included with the purchase of DartAmericA, BMC also acquired

DartAmericA’s wholly owned subsidiaries including Dart and Dart Services, Inc. and assumed Dart’s operating lease obligations of approximately $5 million. Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal, Avalon intends to sell this facility. As a result, this facility is classified as held-for-sale and the expense related to the maintenance and operation of this facility are included in discontinued operations. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful account.

Interest income

Interest income was $.1 million in both the first nine months of 2004 and 2003.

General corporate expenses

General corporate expenses were $2.9 million in the first nine months of 2004 compared with $2.7 million in the first nine months of 2003. The increase is primarily the result of approximately $.5 million of bonuses paid in the third quarter of 2004 partially offset by decreased employee costs.

Net loss

Avalon recorded a net loss of $2.5 million in the first nine months of 2004 compared with a net loss of $1.4 million in the first nine months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the first nine months of 2004 and 2003. The deferred tax benefit arising from the loss before income taxes was offset by a valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily because of the increase in the valuation allowance.

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

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A significant portion of Avalon’s waste management revenues are derived from the brokerage of both the disposal and transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a significant negative effect on Avalon.

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

Economic challenges throughout the industries served by Avalon have resulted in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

As a result of the acquisition of rights to the Squaw Creek Country Club facilities, the Avalon Lakes Golf Club has become the Avalon Golf and Country Club. In addition to a second championship golf course, the Squaw Creek facility includes a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon. As of September 30, 2004, Avalon has had a substantial increase in the number of members of the Avalon Golf and Country Club but still has not attained its goal.

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

On August 31, 2004 Avalon announced the promotion of Frank Lamanna to the position of Chief Financial Officer.

On October 25, 2004 AWS Remediation Inc., through arbitration, was awarded $1.5 million for recovery of accounts receivable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2004	By:	/s/ Frank Lamanna
Frank Lamanna, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)