Form 10-K
period 2004-12-31
AVALON HOLDINGS CORP
filed 2005-03-30
CIK 1061069

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 13, 2005 was $9.4 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 13, 2005 was approximately $4,400. The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of March 3, 2005.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2004 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2004 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

PART 1

ITEM 1. BUSINESS

General

Avalon Holdings Corporation (“Avalon”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS, AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations, together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon also assumed certain liabilities of AWS. On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the “Spin-off”). Avalon subsequently sold the assets of the laboratory services and remediation business and discontinued the engineering and consulting businesses which were part of the technical environmental services operations. In July 2004, Avalon sold its transportation operations.

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a subsidiary of AWS, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. Avalon’s corporate headquarters building has been remodeled to include a clubhouse for the Avalon Golf and Country Club. ALGI became a subsidiary of Avalon as a result of the Spin-off.

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

In November 2003, TBG, Inc. (“TBG”), a subsidiary of ALGI, entered into a long-term lease agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. As a result of the transaction, Avalon created a newly organized subsidiary, Avalon Golf and Country Club, Inc. (“AGCC”) which manages the two golf courses and related operations.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. The captive landfill management operations had been included in the technical environmental services segment. As a result of the assets of the remediation business being sold and the environmental engineering and consulting business being discontinued, the technical environmental services segment has been eliminated. The golf and related operations segment includes the operation and management of two golf courses, dining and banquet facilities and a travel agency. The transportation services segment has been eliminated as a result of the sale of DartAmericA, Inc. in July 2004. All financial information for the current and prior year has been reclassified to reflect the changes.

Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. Avalon’s waste management services segment provides hazardous and nonhazardous waste brokerage and management services and captive landfill management services. For the years 2004, 2003 and 2002, the net operating revenues of the waste management services segment represented approximately 85%, 89% and 92%, respectively, of Avalon’s total segments’ net operating revenues. Avalon’s golf course and related operations segment operates two 18-hole golf courses and related facilities. For the years 2004, 2003 and 2002, the net operating revenues of the golf and related operations segment represented approximately 15%, 11%, and 8%, respectively, of Avalon’s total segments’ net operating revenues. One customer, Timken Company, accounted for approximately 12% of Avalon’s 2004 consolidated net operating revenues.

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

Before AWMS will provide waste brokerage or management services, a potential customer must complete a detailed questionnaire setting forth the amount, chemical composition and any special characteristics for each separate waste to be handled. Representative samples of the waste are analyzed by a state or federally certified laboratory. In addition, an AWMS representative generally inspects the process generating the waste, the location where the waste may be temporarily stored or the site of the remediation project producing the waste, and interviews representatives of the generator familiar with the waste. This inspection, along with the laboratory results, allows AWMS to determine whether the waste is within acceptable parameters for disposal and, if so, what special handling and treatment procedures must be instituted. If the waste is continuously generated, new representative samples are tested on a periodic basis.

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

Golf and Related Operations

Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a Pete Dye designed championship golf course located in Warren, Ohio. ALGI generates revenue from membership dues, greens fees, cart rentals, merchandise sales, and food and beverage sales. TBG, a subsidiary of ALGI, entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease which commenced on November 1, 2003 has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by TBG. In addition to a championship golf course, the Squaw Creek facilities include a swimming pool, tennis courts and a clubhouse that provides dining and banquet facilities. TBG generates its revenue in the same manner as ALGI. Avalon Travel, Inc. a subsidiary of ALGI owns and operates a travel agency which generates its revenue from booking travel reservations.

In November 2003, Avalon formed the Avalon Golf and Country Club to manage the two golf courses and related operations. Members of the Avalon Golf and Country Club are entitled to privileges at both facilities. Membership requires payment of a one-time initiation fee as well as annual dues. Members receive several benefits including reduced greens fees and preferential tee times. Both the

Avalon Lakes Golf Course and the Squaw Creek Golf Course are also available to the general public. Although the golf courses are available to the general public, the primary source of revenues will be derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in additional memberships in the Avalon Golf and Country Club. Over the past year and a half, Avalon has had a substantial increase in the number of members of the Avalon Golf and Country Club but as of December 31, 2004, Avalon still has not attained its goal. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain additional members could adversely affect the future financial performance of Avalon.

The golf courses are significantly dependent upon weather conditions during the golf season as a result of being located in northeast Ohio. Avalon’s financial performance is adversely affected by adverse weather conditions.

Governmental Regulations

The federal government and numerous state and local governmental bodies are increasingly considering, proposing or enacting legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A portion of Avalon’s waste brokerage and management services revenues is derived from the disposal and/or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a negative effect on Avalon. Avalon’s waste brokerage and management services may also be affected by the trend toward laws requiring the development of waste reduction and recycling or other programs.

ALGI and TBG currently hold liquor licenses for their respective facilities. If, for some reason, either of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

Avalon’s two golf courses are located in Warren, Ohio and Vienna, Ohio and compete with many public courses and country clubs in the area.

Insurance

Avalon carries $5,000,000 of liability insurance coverages. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverages. In addition, Avalon carries comprehensive property damage coverage. Avalon also carries $5,000,000 of liability insurance for the golf courses and related operations which maintains separate insurance coverage. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

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

Employees

As of December 31, 2004, Avalon had 120 employees, 24 of whom were employed by the waste management services segment, 75 of whom were employed by the golf course and related operations and 21 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

None of Avalon’s business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 2. PROPERTIES

Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the golf course. The corporate and administrative offices of ALMI, ALGI, TBG, AGCC and AWMS are each located at the headquarters building of Avalon in Warren, Ohio. Avalon’s corporate headquarters building also includes a clubhouse, restaurant and pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

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

TBG, Inc. leases and operates the Avalon Golf and Country Club at Squaw Creek in Vienna, Ohio, which includes an 18-hole golf course and practice facility on approximately 224 acres, a swimming pool, four tennis courts and a 67,000 square foot clubhouse that includes a pro shop, restaurant and banquet facilities. The clubhouse was renovated and expanded in 2004.

Avalon owns a 48,000 square foot office building in Export, Pennsylvania. Avalon currently leases approximately 12,000 square feet of this building to a third party. The building is currently held for sale.

Dart Realty, Inc., a subsidiary of Avalon, owns a 18,800 square foot facility in Canfield, Ohio. This facility was used in the transportation operations, which were sold in July 2004. This building is currently held for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2004.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2004 Annual Report to Shareholders if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	28
Dividend policy	28

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 2000 through 2004 under the captions Net operating revenues, Loss from continuing operations, Loss from discontinued operations, Net loss, Net loss per share from continuing operations, Net loss per share from discontinued operations, Net loss per share, Total assets and Long-term obligations under capital leases	25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption “Market Risk” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors’ report regarding financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004	24

Financial Statements:
Consolidated Balance Sheets, December 31, 2004 and 2003	11
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	12
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	13
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2004	14
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	14
Notes to Consolidated Financial Statements	15-23

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	57	Chairman of the Board, Chief Executive Officer and a Director
Frank Lamanna	41	Treasurer and Chief Financial Officer
Frances R. Klingle	58	Chief Administrative Officer
Kenneth J. McMahon	52	Chief Executive Officer and President of American Waste Management Services, Inc.

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

Frank Lamanna has been Treasurer and Chief Financial Officer since August 2004. He was Controller from April 2002 until August 2004. Mr. Lamanna had previously been Vice President of Corporate Financial Services from 1999 to April 2002. Mr. Lamanna received a Bachelor of Science in Business Administration in Accounting degree from Youngstown State University. He is also a Certified Public Accountant in the State of Ohio.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ted Wesolowski is a director of Avalon and was Chief Executive Officer and President of Avalon from January 2003 until March 15, 2004. Previously, Mr. Wesolowski was a shareholder of the Pittsburgh, Pennsylvania law firm of Babst, Calland, Clements & Zomnir, P.C. which rendered legal services to Avalon during the last fiscal year. Mr. Wesolowski returned to his position with the law firm after resigning as Chief Executive Officer and President of Avalon on March 15, 2004.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Independent Public Accountants” in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2004 Annual Report to Shareholders)

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2004, 2003 and 2002, should be read in conjunction with the previously referenced financial statements.

Independent Auditors’ Report on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Such independent auditors’ report and financial statement schedule are at pages 12 and 13 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2

10.3	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.4	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrants Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net income (loss) per share” on page 17 of the 2004 Annual Report to Shareholders

13.1	Avalon Holdings Corporation 2004 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K)

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On October 29, 2004, Avalon Holdings Corporation announced an award relating to the settlement of arbitration between its subsidiary, AWS Remediation, Inc. and IT Corporation.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 29th day of March, 2005.

AVALON HOLDINGS CORPORATION (Registrant)

By	/s/ Frank Lamanna
Frank Lamanna - Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 29th day of March, 2005.

Signatures	Title
/s/ RONALD E. KLINGLE	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ TED WESOLOWSKI	Director
Ted Wesolowski

/s/ ROBERT M. ARNONI	Director
Robert M. Arnoni

/s/ STEPHEN L. GORDON	Director
Stephen L. Gordon

/s/ THOMAS C. KNISS	Director
Thomas C. Kniss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated February 18, 2005, which is included in the 2004 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on 10-K for the year 2004. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 18, 2005

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions (1)	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts:

Year ended December 31,

2004	$527	$107	$—	$65	$569

2003	$500	$584	$—	$557	$527

2002	$85	$488	$—	$73	$500

(1)	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
13.1	2004 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002