Form 10-K/A
period 2004-12-31
AVALON HOLDINGS CORP
filed 2005-04-15
CIK 1061069

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

Explanatory Note

Avalon Holdings Corporation (“Avalon”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 30, 2005, for the sole purpose of including information required by Part III, Items 10, 11 and 12, and by Part IV, Item 14, which were previously incorporated by reference to the Avalon Holdings Corporation Proxy Statement for the 2005 Annual Meeting of Shareholders. Avalon is also updating the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2.

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the information as indicated above.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the information is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 30, 2005.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included pursuant to Item 401, 405 and 406 of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	57	Chairman of the Board, Chief Executive Officer and a Director
Frank Lamanna	41	Treasurer and Chief Financial Officer
Frances R. Klingle	58	Chief Administrative Officer
Kenneth J. McMahon	52	Chief Executive Officer and President of American Waste Management Services, Inc.
Thomas C. Kniss	49	Director
Stephen L. Gordon	63	Director
Ted Wesolowski	53	Director
Robert M. Arnoni	49	Director

The above-listed executive officers have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be. The above listed directors have been elected to hold office as directors until the next annual shareholder’s meeting and until their respective successors are duly elected and qualified.

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

Frank Lamanna has been Treasurer and Chief Financial Officer of Avalon since August 2004. He was Controller from April 2002 until August 2004. Mr. Lamanna had previously been Vice President of Corporate Financial Services from 1999 to April 2002. Mr. Lamanna received a Bachelor of Science in Business Administration in Accounting degree from Youngstown State University. He is also a Certified Public Accountant in the State of Ohio.

Frances R. Klingle has been Chief Administrative Officer of Avalon since June 1998. She was also Controller of Avalon from June 1998 to April 2002. She had been Controller of American Waste Services, Inc. since June 1986. Ms. Klingle received a Bachelor of Arts degree in French from Kent State University and has completed postgraduate work in accounting at Youngstown State University. Ms. Klingle is the spouse of Ronald E. Klingle who is Chairman of the Board, Chief Executive Officer and a director of Avalon.

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

Thomas C. Kniss has been a director of Avalon since November 2003. Mr. Kniss has been a certified public accountant since 1979 and was a founder of the certified public accounting firm of Kniss Kletzli & Associates, P.C. in 1992. Mr. Kniss received his Bachelor of Science degree in Accounting from Saint Vincent College in 1977.

Stephen L. Gordon has been a director of Avalon since June 1998. He has been a partner in the law firm of Beveridge & Diamond, P.C. since 1982. Mr. Gordon received his Bachelor of Arts degree from Rutgers University and his Doctor of Jurisprudence degree from the University of Pennsylvania.

Ted Wesolowski, has been a director of Avalon since April 2002. Mr. Wesolowski was Chief Executive Officer and President of Avalon from January 2003 until March 15, 2004. Mr. Wesolowski resigned as Chief Executive Officer and President on March 15, 2004. Mr. Wesolowski continued as a director. Prior to serving as Chief Executive Officer and President of Avalon, Mr. Wesolowski was a co-founder of Babst, Calland, Clements & Zomnir, P.C., and had been with the Pittsburgh, Pennsylvania-based law firm since its inception in 1986. Mr. Wesolowski returned to his position with the law firm after his resignation. He received his Bachelor of Science degree from The Pennsylvania State University and his Doctor of Jurisprudence degree from The University of Pittsburgh. He was also the Chairman of the Business Law Section of the Allegheny County Bar Association and was a faculty member of the Pennsylvania Business Law Institute.

Robert M. Arnoni has been a director of Avalon since June 1998. He is currently President of the Arnoni Development Company, Inc. From 1985 to August 1996, Mr. Arnoni was President and Chief Executive Officer of The Arnoni Group, a management company for various solid waste collection, transportation and disposal operations. Mr. Arnoni has over 20 years experience in the solid waste industry.

Audit Committee Financial Expert

The Audit Committee is responsible for recommending the firm of independent accountants to be engaged to audit Avalon’s financial statements, reviewing the scope and results of the audit with the independent accountants, reviewing with management and the independent accountants Avalon’s interim and year-end operating results, considering the adequacy of the internal accounting controls and procedures of Avalon and reviewing the non-audit services to be performed by the independent accountants. The Audit Committee consists of three members, as follows: Messrs. Kniss (Chairman), Arnoni and Gordon. The Board of Directors has determined that each member of the Audit Committee is independent as defined by the Securities and Exchange Commission and American Stock Exchange. The Board of Directors has identified Mr. Kniss as the Audit Committee financial expert. Avalon has adopted a formal written Audit Committee Charter. The Audit Committee reviews and reassesses the adequacy of the formal written charter on an annual basis.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Avalon’s directors, its executive officers and persons holding more than 10 percent of a class of Avalon’s equity securities to file with the Commission, the American Stock Exchange and Avalon, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Avalon. These officers, directors and greater than 10 percent shareholders are required by the Commission’s regulations to furnish Avalon with copies of all Section 16(a) forms they file.

To Avalon’s knowledge, based solely on review of the copies of such reports furnished to Avalon, all such Section 16(a) reports were filed.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following information required by Item 11 is included pursuant to Item 402 of Regulation S-K and the table below sets forth the compensation of Avalon’s Chief Executive Officer, Avalon’s four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 2004 and those individuals who served as executive officers of Avalon during some part of the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation (2)			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options/ SARs (Shares)	LTIP Payouts	All Other Compen- sation (3)
Ronald E. Klingle Chairman of the Board, and Chief Executive Officer	2004 2003 2002	$160,000 160,000 160,000	$260,000 20,000 50,000	— — —	— — —	— — —	— — —	$4,100 3,600 6,800

Ted Wesolowski (4) Ex-Chief Executive Officer and Ex-President	2004 2003 2002	49,886 250,000 —	9,863 50,000 —	186 537 —	— — —	— — —	— — —	— 2,511 —

Frances R. Klingle Chief Administrative Officer	2004 2003 2002	95,000 95,000 95,000	57,500 — 10,000	— — —	— — —	— — —	— — —	3,050 1,900 4,200

Frank Lamanna Chief Financial Officer and Treasurer	2004	92,500	7,500	—	—	—	—	2,000

Kenneth J. McMahon Chief Executive Officer, American Waste Management Services, Inc.	2004 2003 2002	130,000 130,000 130,000	97,535 40,000 50,000	— — —	— — —	— — —	— — —	4,100 3,400 6,800

Timothy C. Coxson (5) Ex-Chief Financial Officer and Ex-Treasurer,	2004 2003 2002	124,000 145,000 130,000	75,000 30,000 50,000	— — —	— — —	— — —	— — —	3,320 3,500 6,800

Jeffrey M. Grinstein (6) Ex-General Counsel and Ex-Secretary	2004 2003 2002	83,000 145,000 130,000	50,000 30,000 50,000	— — —	— — —	— — —	— — —	3,320 3,500 6,800

(1)	Does not include the value of certain non-cash compensation to the named individuals which did not exceed the lesser of $50,000 or 10% of such individuals’ total annual salary and bonus shown in the table.
(2)	Includes salary and/or bonuses deferred pursuant to Section 401(k) of the Internal Revenue Code.
(3)	Reflects contributions to be made on behalf of the named executive officer pursuant to the provisions of Avalon’s 401(k) Profit Sharing Plan.
(4)	Mr. Wesolowski resigned from his position as Chief Executive Officer and President on March 15, 2004.
(5)	Mr. Coxson resigned from his position as Chief Financial Officer and Treasurer on August 31, 2004.
(6)	Mr. Grinstein resigned from his position as General Counsel and Secretary on July 31, 2004.

Option Grants in Last Fiscal Year

The Option Plan Committee determines grants of options to purchase shares under Avalon’s 1998 Long-Term Incentive Plan based upon recommendations made by Avalon’s Compensation Committee. The Option Plan Committee consists of three members, as follows: Messrs. Kniss (Chairman), Arnoni and Gordon.

There were no options granted during 2004.

Compensation of Directors

Each of Avalon’s directors who is not an officer or employee of Avalon is entitled to receive a retainer fee of $20,000 per year for Board of Directors membership and a fee of $1,000 for attendance at each Board of Directors meeting (or committee meeting held on a separate day). Officers and employees who serve as directors are not compensated for their services as directors. In accordance with the Avalon Holdings Corporation 1998 Long-Term Incentive Plan, non-employee directors are entitled to receive grants of options to purchase shares of Class A Common Stock as determined by the Board of Directors. All directors are reimbursed for expenses incurred in attending Board of Directors meetings and committee meetings. During 2004, Avalon made a payment of $50,000 to Ted Wesolowski for services performed subsequent to his resignation as Chief Executive Officer and President.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is responsible for reviewing and establishing the compensation arrangements for employees of Avalon, including the salaries and bonuses of top management. The Compensation Committee consists of three members, as follows: Messrs. Klingle (Chairman), Wesolowski and Arnoni.

Ronald E. Klingle served as Chairman of the Compensation Committee and was an executive officer of Avalon during 2004. Furthermore, during 2004, Mr. Klingle was an executive officer and/or director of various directly or indirectly wholly owned subsidiaries of Avalon.

No member of the Compensation Committee serve on a Compensation Committee performing equivalent functions for any other entity other than a directly or indirectly wholly owned subsidiary of Avalon.

Avalon is a controlled company as defined by the American Stock Exchange company guide because over 50% of the voting power of Avalon is held by Mr. Klingle. As such, Avalon does not have a Nominating Committee and the members of Avalon’s Compensation Committee are not all independent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included pursuant to Item 403 of Regulation S-K and the following table sets forth information with respect to beneficial ownership of the Class A Common Stock and Class B Common Stock by: (i) Avalon’s Directors and certain named officers of Avalon (ii) all executive officers and directors as a group and (iii) each person known to Avalon to be the beneficial owner of more than five percent of either class of Common Stock. This information is as of February 15, 2005, unless noted that it is based upon Schedules 13-D or 13-G filed with the Securities and Exchange Commission (the “Commission”), in which event such information is as of December 31, 2004.

	Beneficially Owned as of February 15, 2005
	Class A Common Stock		Class B Common Stock
Name	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Percent of all Common Stock	Percent of Total Voting Power
Ronald E. Klingle (1)(6)(7) c/o Avalon Holdings Corporation One American Way Warren, Ohio 44484-5555	170,417	5.3%	611,133	99.8%	20.5%	67.4%

Anil C. Nalluri, M.D., Inc. Profit Sharing Plan and Trust (3)(4) c/o Anil C. Nalluri, M.D., Inc. 5500 Market Street Youngstown, OH 44512	404,044	12.7	—	—	10.6	4.3

Lourde John Constable (2) 41 Leopard Road, Suite 202 Paoli, PA 19301	371,046	11.6	—	—	9.8	4.0

Constable Group, LLC (2) Constable Managing Partners, L.P. (2) Constable Partners, L.P. (2) 41 Leopard Road, Suite 202 Paoli, PA 19301	348,346	10.9	—	—	9.2	3.7

Advisory Research, Inc. (3)(5) 180 North Stetson St. Suite 5500 Chicago, IL 60601	309,500	9.7	—	—	8.1	3.3

Raffles Associates, L.P. (3)(11) 450 Fashion Avenue, Suite 509 New York, New York 10123	199,400	6.3	—	—	5.2	2.1

Daniel R. Tisch (3)(10) Mentor Partners, L.P. 500 Park Avenue New York, New York 10022	177,400	5.6	—	—	4.7	1.9

Thomas C. Kniss (7)	—	—	—	—	—	—

Robert M. Arnoni (7)	20,200	*	—	—	*	*

Stephen L. Gordon (7)	—	—	—	—	—	—

Ted Wesolowski (7)	—	—	—	—	—	—

Kenneth J. McMahon (6)	—	—	—	—	—	—

Frank Lamanna (6)	12	*	—	—	*	*

Frances R. Klingle (6)(9)	397	*	14,296	2.3	*	1.5

All executive officers, directors and nominees for directors as a group (8 persons) (8)	190,629	6.0%	611,133	99.8%	21.1%	67.4%

*	Indicates less than 1%.

(1)	Includes 14,296 shares of Class B Common Stock owned by Mr. Klingle’s spouse, the beneficial ownership of which is disclaimed. Includes 1,067 shares of Class A Common Stock held by Mr. Klingle in the Avalon Holdings Corporation Participating Companies Profit Sharing Plan and Trust (including 397 shares held by Mr. Klingle’s spouse, the beneficial ownership of which Mr. Klingle disclaims). Mr. Klingle has sole voting power and sole investment power over 170,020 shares of Class A Common Stock and 596,837 shares of Class B Common Stock.
(2)	Each named security holder, except Mr. Constable, has shared voting power and shared investment power over all of the shares listed. Under the rules of the Commission, Mr. Constable is deemed to be the beneficial owner of the shares owned by Constable Group, LLC, Constable Managing Partners, L.P., and Constable Partners, L.P. Mr. Constable has sole voting power and sole investment power over 22,700 shares and shared voting power and investment power over 348,346 shares. This information is based upon Schedule 13-D filed with the Commission on January 29, 2004.
(3)	Each named security holder has sole voting power and sole investment power over all of the shares listed.
(4)	Based upon information contained in Schedule 13-D filed with the Commission on October 18, 2004.
(5)	Based upon information contained in Schedule 13-G filed with the Commission on February 14, 2005.
(6)	Each of these individuals is an employee and executive officer of Avalon.
(7)	Each of these individuals is a director of Avalon.
(8)	In determining the number of shares held by executive officers and directors as a group, shares beneficially owned by more than one executive officer or director have been counted only once.
(9)	Ms. Klingle is the spouse of Mr. Klingle.
(10)	Based upon information contained in Schedule 13-G filed with the Commission on February 11, 2003.
(11)	Based upon information contained in Schedule 13-D filed with the Commission on October 10, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ted Wesolowski is a director of Avalon and was Chief Executive Officer and President of Avalon from January 1, 2003 until March 15, 2004. Previously, Mr. Wesolowski was a shareholder of the Pittsburgh, Pennsylvania law firm of Babst, Calland, Clements & Zomnir, P.C. which rendered legal services to Avalon during 2004. Mr. Wesolowski returned to his position with the law firm after resigning as Chief Executive Officer and President of Avalon on March 15, 2004.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included pursuant to Item 9(e) of Schedule 14A.

Independent Public Accountants

The appointment of an independent public accountant is approved annually by the Board of Directors based on the recommendation of the Audit Committee. Grant Thornton LLP has served as independent public accountant of Avalon since 1999.

The aggregate fees billed to Avalon for the years ended December 31, 2004 and 2003 by Grant Thornton LLP are as follows:

	Year Ended December 31
	2004	2003
Audit fees	$97,000	$110,000
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$15,500	$6,600

The amount shown for “Audit fees” also includes fees relating to quarterly reviews of unaudited financial statements, and the amount shown for “All other fees” relates primarily to the audit of Avalon’s 401(k) profit sharing plan and providing Sarbanes-Oxley information.

Pre-Approval Policy Regarding Independent Auditors

It is the Audit Committee’s policy to pre-approve all audit and non-audit services performed by Avalon’s independent auditors, Grant Thornton LLP. The Audit Committee pre-approved all services provided by Grant Thornton LLP in 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of April, 2005.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Frank Lamanna
Frank Lamanna - Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 14th day of April, 2005.

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