Form 10-Q
period 2005-03-31
AVALON HOLDINGS CORP
filed 2005-05-13
CIK 1061069

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of May 9, 2005.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net operating revenues	$7,430	$6,239

Costs and expenses:
Costs of operations	6,238	5,205
Selling, general and administrative expenses	1,268	1,521

Operating loss from continuing operations	(76)	(487)

Other income (expense):
Interest expense	(3)	(4)
Interest income	64	37
Other income, net	47	43

Income (loss) from continuing operations before income taxes	32	(411)

Provision (benefit) for income taxes	—	—

Income (loss) from continuing operations	32	(411)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	80	(614)
Provision (benefit) for income taxes	—	—

Income (loss) from discontinued operations	80	(614)

Net income (loss)	$112	$(1,025)

Net income (loss) per share from continuing operations	$.01	$(.11)

Net income (loss) per share from discontinued operations	$.02	$(.16)

Net income (loss) per share (Note 2)	$.03	$(.27)

Weighted average shares outstanding (Note 2)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$8,846	$7,861
Short-term investments	198	1,598
Accounts receivable, net	5,285	5,299
Prepaid expenses	213	255
Other current assets	195	226
Current assets – discontinued operations	87	1,632

Total current assets	14,824	16,871

Noncurrent investments	1,384	—
Property and equipment, less accumulated depreciation and amortization of $4,609 in 2005 and $4,492 in 2004	17,623	17,774
Leased property under capital leases, less accumulated depreciation and amortization of $188 in 2005 and $128 in 2004	5,509	5,519
Other assets, net	829	880
Noncurrent assets – discontinued operations	2,492	2,496

Total assets	$42,661	$43,540

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	3,183	3,797
Accrued payroll and other compensation	376	457
Accrued income taxes	183	183
Other accrued taxes	93	210
Other liabilities and accrued expenses	1,719	1,629
Current liabilities – discontinued operations	492	749

Total current liabilities	6,047	7,026

Obligations under capital leases	234	234
Other noncurrent liabilities	18	21

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(21,761)	(21,873)
Accumulated other comprehensive loss	(11)	(2)

Total shareholders’ equity	36,362	36,259

Total liabilities and shareholders’ equity	$42,661	$43,540

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Income (loss) from continuing operations	$32	$(411)
Reconciliation of income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	241	193
Amortization of investments	—	3
(Benefit) provision for losses on accounts receivable	(121)	16
Gain on sale of investments	—	(9)
Change in operating assets and liabilities:
Accounts receivable	135	(192)
Prepaid expenses	42	504
Other current assets	31	(19)
Other assets	51	—
Accounts payable	(614)	(504)
Accrued payroll and other compensation	(81)	55
Accrued income taxes	—	(9)
Other accrued taxes	(117)	(240)
Other liabilities and accrued expenses	90	134
Other noncurrent liabilities	(3)	—

Net cash used in operating activities from continuing operations	(314)	(479)
Net cash provided by operating activities from discontinued operations	1,340	298

Net cash provided by (used in) by operating activities	1,026	(181)

Investing activities:
Purchases of available-for-sale investments	(1,393)	—
Proceeds from the maturity/sale of available-for-sale investments	1,400	1,703
Capital expenditures	(83)	(1,963)
Proceeds from disposal of property and equipment	3	62
Payments received on note for sale of facility	32	—

Net cash used in investing activities from continuing operations	(41)	(198)
Net cash provided by investing activities from discontinued operations	—	232

Net cash (used in) provided by investing activities	(41)	34

Increase (decrease) in cash and cash equivalents	985	(147)
Cash and cash equivalents at beginning of year	7,861	3,224

Cash and cash equivalents at end of period	$8,846	$3,077

Significant non-cash investing and financing activities:
Capital lease obligations incurred	$—	$238

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2004 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2005, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2005 and 2004.

Note 3. Investment Securities

Avalon held available-for-sale securities of $1,582,000 and $1,598,000 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, $198,000 is included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments” and $1,384,000 is included under the caption “Noncurrent investments.” At December 31, 2004, $1,598,000 is included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments.” As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized losses, net of applicable income taxes, of $9,000 during the three month period ended March 31, 2005 as a component of comprehensive income and unrealized gains, net of applicable income taxes, of $7,000 during the three month period ended March 31, 2004 as a component of comprehensive loss. Accumulated other comprehensive loss was $11,000 at March 31, 2005.

Information regarding investment securities consists of the following (in thousands):

	March 31, 2005			December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$1,593	$(11)	$1,582	$1,600	$(2)	$1,598

The amortized cost and estimated fair value of available-for-sale investments at March 31, 2005, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$200	$198
Due after one year through five years	1,393	1,384

Total	$1,593	$1,582

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets for Avalon. Comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$112	$(1,025)
Unrealized (loss) gain on available-for-sale securities	(9)	7

Comprehensive income (loss)	$103	$(1,018)

Note 5. Discontinued Operations

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

In the fourth quarter of 2001, the remediation business recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim. Such amount was recorded as income in discontinued operations in the third quarter of 2004. Such monies were received in February 2005.

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

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. (“DartAmericA”) for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The promissory note bears interest at a rate of 6.875%. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004. Such amount was paid in September 2004. By purchasing the common stock of DartAmericA, BMC also acquired DartAmericA’s wholly owned subsidiaries including Dart Trucking Company, Inc. (“Dart”) and Dart Services, Inc. and assumed Dart’s operating lease obligations of approximately $5 million. Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal. Avalon intends to sell this facility. As a result, this facility is classified as held-for-sale and the expenses related to the maintenance and operation of this facility are included in discontinued operations. In addition, DartAmericA transferred to Avalon all of the accounts receivable outstanding for more than 60 days as of June 30, 2004. Such receivables amounted to approximately $.5 million, net of the allowance for doubtful accounts. Avalon collected the $.5 million in receivables subsequent to the sale. The results of operations of the transportation operations have been included in discontinued operations.

Note 6. Legal Matters

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of two golf courses and a travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2005, one customer and its affiliates accounted for approximately 16% of the waste management services segment’s net operating revenues to external customers and approximately 14% of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2004, one customer and its affiliates accounted for approximately 12% of the waste management services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended March 31,
	2005	2004
Net operating revenues from:
Waste management services:
External customers revenues	$6,682	$5,715
Intersegment revenues	4	41

Total waste management services	6,686	5,756

Golf and related operations:
External customers revenues	748	524
Intersegment revenues	7	8

Total golf and related operations	755	532

Segment operating revenues	7,441	6,288
Intersegment eliminations	(11)	(49)

Total net operating revenues	$7,430	$6,239

Income (loss) from continuing operations before taxes:
Waste management services	$802	$515
Golf and related operations	(328)	(109)
Other business	(1)	(1)

Segment income before taxes	473	405

Corporate interest income	40	20
Corporate other income, net	22	13
General corporate expenses	(503)	(849)

Income (loss) from continuing operations before taxes	$32	$(411)

Business Segment Information (continued)

	Three Months Ended March 31,
	2005	2004
Interest income:

Waste management services	$21	$16
Golf and related operations	3	1
Corporate	40	20

Total	$64	$37

	March 31, 2005	December 31, 2004
Identifiable assets:

Waste management services	$4,649	$4,609
Golf and related operations	19,438	19,574
Other businesses	831	731
Corporate	33,335	33,838
Discontinued operations	2,579	4,128

Subtotal	60,832	62,880
Elimination of intersegment receivables	(18,171)	(19,340)

Total	$42,661	$43,540

Note 8. Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions for this statement are effective as of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. Although management is still reviewing the provisions of SFAS No. 123 (revised 2004), its preliminary assessment is that this statement will not have a material impact on Avalon’s financial position or results of operations.

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

Liquidity and Capital Resources

For the first three months of 2005, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2005 are expected to be in the range of $.5 million to $.7 million, which relate principally to building improvements, the purchase of golf equipment and the development of software for Avalon’s golf and restaurant operations. During the first three months of 2005, capital expenditures for Avalon totaled approximately $83,000 which was principally related to building improvements and the development of software for Avalon’s golf and restaurant operations.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $5.7 million of leasehold improvements as of March 31, 2005. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $8.8 million at March 31, 2005 compared with $9.8 million at December 31, 2004. The decrease is primarily due to changes in the maturity dates of available-for-sale investments which resulted in $1.4 million being reclassified to noncurrent investments from short-term investments.

The decrease in accounts payable of $.6 million at March 31, 2005 compared with December 31, 2004 is due to lower net operating revenues of the waste brokerage and management services operations in the first quarter of 2005 compared with the fourth quarter of 2004. Such decrease in net operating revenues resulted in less payables to disposal facilities and transporters.

In the fourth quarter of 2001, Avalon’s remediation business had recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim. Such monies were received in February 2005.

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

Several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and is giving consideration to the possibility of acquiring one or more additional golf courses. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2005 increased to $7.4 million compared with $6.2 million in the prior year’s first quarter. Costs of operations increased to $6.2 million in the first quarter of 2005 compared with $5.2 million in the prior year quarter. Avalon recorded income from continuing operations of $32,000 or income of $.01 per share for the first quarter of 2005 compared with a loss from continuing operations of $.4 million or a loss of $.11 per share for the first quarter of 2004.

Performance in the First Quarter of 2005 compared with the First Quarter of 2004

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $6.7 million in the first quarter of 2005 compared with $5.8 million in the first quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations increased slightly in the first quarter of 2005 compared with the first quarter of the prior year. Income from continuing operations before taxes for the waste management services segment increased to $.8 million in the first quarter of 2005 compared with $.5 million in the first quarter of the prior year primarily as a result of an increase in the level of business of the waste brokerage and management business, and a decrease in the allowance for doubtful accounts as a result of a settlement of an accounts receivable preference claim with a customer which had previously filed bankruptcy. Income from continuing operations of the captive landfill operations increased slightly in the first quarter of 2005 compared with the first quarter of the prior year.

Avalon’s golf and related operations segment consists primarily of two golf courses, a travel agency and clubhouse that provides dining and banquet facilities. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $.8 million in the first quarter of 2005 compared with $.5 million in the first quarter of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were unavailable for play during the first quarter of 2005 and 2004 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first quarter of 2005 compared with the first quarter of 2004 and increased food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $.3 million in the first quarter of 2005 compared with a loss from continuing operations before taxes of $.1 million in the first quarter of the prior year. The increased loss from continuing operations before taxes is primarily due to increased employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $64,000 in the first quarter of 2005 compared with $37,000 in the first quarter of 2004. The increase is primarily the result of interest income earned on a promissory note issued to Avalon in connection with the sale of the transportation operations in July 2004.

General corporate expenses

General corporate expenses were $.5 million in the first quarter of 2005 compared with $.8 million in the first quarter of 2004. The decrease is primarily the result of decreased employee costs.

Net loss

Avalon recorded net income of $.1 million in the first quarter of 2005 compared with a net loss of

$1 million in the first quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2005 and 2004. The income tax provision in the first quarter of 2005 and the income tax benefit in the first quarter of 2004 were offset by a change in the valuation allowance. Avalon recorded a valuation allowance because Avalon believes it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Trends and Uncertainties

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management assesses the probability of loss and accrues a liability as appropriate. Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A portion of Avalon’s waste management services revenues is derived from the brokerage of the disposal and/or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a negative effect on Avalon.

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

Economic challenges throughout the industries served by Avalon have resulted in payment defaults by customers. While Avalon continuously endeavors to limit customers credit risks, customer specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club has two championship golf courses and a clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts and dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon. Although Avalon has had a substantial increase in the number of members of the Avalon Golf and Country Club, as of March 31, 2005, Avalon has not attained its membership goals.

Squaw Creek and Avalon Lakes currently hold liquor licenses for their respective facilities. If, for some reason, either of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

Avalon’s golf courses are located in Warren, Ohio and Vienna, Ohio and are significantly dependent upon weather conditions during the golf season. Additionally, Avalon’s other operations are somewhat seasonal in nature since a significant portion of those operations are primarily conducted in selected northeastern and midwestern states. As a result, Avalon’s financial performance is adversely affected by adverse weather conditions.

Management is currently evaluating Avalon’s strategic direction for the future. While there is no specific transactions under negotiation or pending at this time, Avalon does not necessarily intend to limit itself in the future to lines of business which it has historically conducted.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2004 for a description of legal proceedings.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 12, 2005	By:	/s/ Frank Lamanna
Frank Lamanna, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)