Form 10-Q
period 2005-06-30
AVALON HOLDINGS CORP
filed 2005-08-12
CIK 1061069

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of August 9, 2005.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net operating revenues	$8,739	$7,262	$16,169	$13,501

Costs and expenses:
Costs of operations	7,345	5,866	13,583	11,071
Selling, general and administrative expenses	1,568	1,547	2,836	3,068

Operating loss from continuing operations	(174)	(151)	(250)	(638)

Other income (expense):
Interest expense	(4)	(3)	(7)	(7)
Interest income	78	40	142	77
Other income, net	35	30	82	73

Loss from continuing operations before income taxes	(65)	(84)	(33)	(495)

Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations	(65)	(84)	(33)	(495)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(10)	(2,414)	70	(3,028)
Provision (benefit) for income taxes	—	—	—	—

(Loss) income from discontinued operations	(10)	(2,414)	70	(3,028)

Net (loss) income	$(75)	$(2,498)	$37	$(3,523)

Net loss per share from continuing operations	$(.02)	$(.02)	$(.01)	$(.13)

Net (loss) income per share from discontinued operations	$—	$(.64)	$.02	$(.80)

Net (loss) income per share (Note 2)	$(.02)	$(.66)	$.01	$(.93)

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,534	$7,861
Short-term investments	199	1,598
Accounts receivable, net	5,511	5,299
Prepaid expenses	232	255
Other current assets	201	226
Current assets – discontinued operations	55	1,632

Total current assets	15,732	16,871

Noncurrent investments	1,388	—
Property and equipment, less accumulated depreciation and amortization of $4,793 in 2005 and $4,492 in 2004	17,782	17,774
Leased property under capital leases, less accumulated depreciation and amortization of $250 in 2005 and $128 in 2004	5,549	5,519
Other assets, net	61	880
Noncurrent assets – discontinued operations	2,190	2,496

Total assets	$42,702	$43,540

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	3,199	3,797
Accrued payroll and other compensation	485	457
Accrued income taxes	183	183
Other accrued taxes	57	210
Other liabilities and accrued expenses	1,749	1,629
Current liabilities – discontinued operations	488	749

Total current liabilities	6,162	7,026

Obligations under capital leases	234	234
Other noncurrent liabilities	15	21

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(21,836)	(21,873)
Accumulated other comprehensive loss	(7)	(2)

Total shareholders’ equity	36,291	36,259

Total liabilities and shareholders’ equity	$42,702	$43,540

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Loss from continuing operations	$(33)	$(495)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	489	398
Amortization of investments	(1)	5
(Benefit) provision for losses on accounts receivable	(115)	62
Loss from disposal of property and equipment	—	1
Gain on sale of investments	—	(2)
Change in operating assets and liabilities:
Accounts receivable	(277)	(741)
Prepaid expenses	23	883
Other current assets	25	(56)
Other assets	—	17
Accounts payable	(598)	(1,316)
Accrued payroll and other compensation	28	114
Accrued income taxes	—	(17)
Other accrued taxes	(153)	(182)
Other liabilities and accrued expenses	120	167
Other noncurrent liabilities	(6)	—

Net cash used in operating activities from continuing operations	(498)	(1,162)
Net cash provided by operating activities from discontinued operations	1,392	1,377

Net cash provided by operating activities	894	215

Investing activities:
Purchases of available-for-sale investments	(1,393)	—
Proceeds from the maturity/sale of available-for-sale investments	1,400	4,398
Capital expenditures	(530)	(4,506)
Proceeds from disposal of property and equipment	3	79
Payments received on note for sale of facility	1,000	—

Net cash provided by (used in) investing activities from continuing operations	480	(29)
Net cash provided by investing activities from discontinued operations	299	806

Net cash provided by investing activities	779	777

Increase in cash and cash equivalents	1,673	992
Cash and cash equivalents at beginning of year	7,861	3,224

Cash and cash equivalents at end of period	$9,534	$4,216

Significant non-cash investing and financing activities:
Capital lease obligations incurred	$—	$238

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2005, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2005 and 2004.

Note 3. Investment Securities

Avalon held available-for-sale securities of $1,587,000 and $1,598,000 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, $199,000 is included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments” and $1,388,000 is included under the caption “Noncurrent investments.” At December 31, 2004, $1,598,000 is included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments.” As a result of the classification of these securities as available-for-sale, Avalon recorded unrealized income, net of applicable income taxes, of $4,000 during the three month period ended June 30, 2005 and an unrealized loss of $5,000 during the six month period ended June 30, 2005, as a component of comprehensive loss. Avalon recognized unrealized losses, net of applicable income taxes, of $17,000 and $10,000 during the three and six month periods ended June 30, 2004, respectively, as a component of comprehensive loss. Accumulated other comprehensive loss was $7,000 at June 30, 2005.

Information regarding investment securities consists of the following (in thousands):

	June 30, 2005			December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$1,594	$(7)	$1,587	$1,600	$(2)	$1,598

The amortized cost and estimated fair value of available-for-sale investments at June 30, 2005, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$200	$199
Due after one year through five years	1,394	1,388

Total	$1,594	$1,587

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(75)	$(2,498)	$37	$(3,523)
Unrealized gain (loss) on available-for-sale securities	4	(17)	(5)	(10)

Comprehensive (loss) income	$(71)	$(2,515)	$32	$(3,533)

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

The financial results of Avalon’s technical environmental engineering and consulting business had been at a level lower than expected. The business began to experience losses and Avalon believed that the losses were likely to continue in the future. Accordingly, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to discontinue the operations of the engineering and consulting business. In January 2004, Avalon discontinued such operations and the results of operations have been included in discontinued operations.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result, the building is classified as held-for-sale and the expenses related to the maintenance and operation of the building have been included in discontinued operations. Based upon quoted market prices, in the second quarter of 2005, Avalon recorded a $.2 million write-down of the building. Such write-down is included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. (“DartAmericA”) for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The promissory note bears interest at a rate of 6.875%. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004 and was paid in September 2004. On June 30, 2005, BMC paid Avalon the remaining balance of the promissory note which amounted to approximately $.9 million. The results of operations of the transportation operations have been included in discontinued operations.

Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal. In May 2005, Avalon sold this facility for approximately $.3 million and recognized a gain on the sale of approximately $.2 million. Such gain is included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For both the six months ended June 30, 2005 and June 30, 2004, one customer and its affiliates accounted for approximately 13% of the waste management services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net operating revenues from:
Waste management services:
External customers revenues	$7,193	$5,957	$13,875	$11,672
Intersegment revenues	—	31	4	72

Total waste management services	7,193	5,988	13,879	11,744

Golf and related operations:
External customers revenues	1,546	1,305	2,294	1,829
Intersegment revenues	15	5	22	13

Total golf and related operations	1,561	1,310	2,316	1,842

Segment operating revenues	8,754	7,298	16,195	13,586
Intersegment eliminations	(15)	(36)	(26)	(85)

Total net operating revenues	$8,739	$7,262	$16,169	$13,501

Income (loss) from continuing operations before taxes:
Waste management services	$688	$559	$1,490	$1,074
Golf and related operations	(116)	86	(321)	(23)
Other business	—	(1)	(1)	(2)

Segment income before taxes	572	644	1,168	1,049

Corporate interest income	54	13	94	33
Corporate other income, net	2	1	23	14
General corporate expenses	(693)	(742)	(1,318)	(1,591)

Loss from continuing operations before taxes	$(65)	$(84)	$(33)	$(495)

Business Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:

Waste management services	$22	$23	$43	$39
Golf and related operations	2	4	5	5
Corporate	54	13	94	33

Total	$78	$40	$142	$77

	June 30, 2005	December 31, 2004
Identifiable assets:

Waste management services	$4,954	$4,609
Golf and related operations	19,621	19,574
Other businesses	831	731
Corporate	32,829	33,838
Discontinued operations	2,245	4,128

Subtotal	60,480	62,880
Elimination of intersegment receivables	(17,778)	(19,340)

Total	$42,702	$43,540

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of AFB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is deemed impracticable. APB No. 20 “Accounting Changes”, previously required that voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The statement is effective as of January 1, 2006. Management does not believe that the adoption of SFAS No. 154 will have a material impact on Avalon’s consolidated financial statements.

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

Liquidity and Capital Resources

For the first six months of 2005, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2005 are expected to be in the range of $.6 million to $.9 million. Such expenditures will principally relate to building improvements, the purchase of golf equipment and the development of software for Avalon’s golf and restaurant operations. During the first six months of 2005, capital expenditures for Avalon totaled approximately $.5 million which was principally related to building improvements and the development of software for Avalon’s golf and restaurant operations.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $5.8 million of leasehold improvements as of June 30, 2005. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $9.6 million at June 30, 2005 compared with $9.8 million at December 31, 2004. The decrease is primarily due to changes in the maturity dates of available-for-sale investments which resulted in $1.4 million being reclassified to noncurrent investments from short-term investments, partially offset by an increase in accounts receivable of the waste management services segment.

The decrease in accounts payable of $.6 million at June 30, 2005 compared with December 31, 2004 is primarily due to a decrease in accounts payable of the waste brokerage and management services operations as a result of the timing of payments to disposal facilities and transporters in the ordinary course of business.

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

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA, Inc.’s balance sheet items from March 31, 2004 to June 30, 2004 and was paid in September 2004. On June 30, 2005, BMC paid Avalon the remaining balance of the promissory note which amounted to approximately $.9 million, of which $.2 million was included in the Condensed Consolidated Balance Sheets under the caption “Accounts receivable, net” and $.7 million was included under the caption “Other assets, net”.

In May 2005, Avalon sold, for approximately $.3 million, the Canfield, Ohio terminal building and property that was transferred to Avalon prior to the completion of the sale of DartAmericA, Inc.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2005 increased to $8.7 million compared with $7.3 million in the prior year’s second quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $7.4 million in the second quarter of 2005 compared with $5.9 million in the prior year quarter. The increase is primarily the result of an increase in the costs of operations directly associated with higher net operating revenues of the waste management services segment and the golf and related operations segment. Consolidated selling, general and administrative expenses increased slightly in the second quarter of 2005 compared with the second quarter of 2004. Avalon incurred a loss from continuing operations of $.1 million or a loss of $.02 per share for both the second quarter of 2005 and 2004.

For the first six months of 2005, net operating revenues increased to $16.2 million compared with $13.5 million for the first six months of 2004. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations were $13.6 million for the first six months of 2005 compared with $11.1 million for the first six months of 2004. The increase is primarily the result of an increase in the costs of operations directly associated with higher net operating revenues of the waste management services segment and the golf and related operations segment. Consolidated selling, general and administrative expenses decreased to $2.8 million for the first six months of 2005 compared with $3.0 million for the first six months of 2004. Such decrease was primarily the result of a decrease in employee costs in the first six months of 2005 compared with the first six months of 2004. Avalon incurred a loss from continuing operations of $33,000 or a loss of $.01 per share for the first six months of 2005 compared with a loss from continuing operations of $.5 million or a loss of $.13 per share for the prior year period.

Performance in the Second Quarter of 2005 compared with the Second Quarter of 2004

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $7.2 million in the second quarter of 2005 compared with $6.0 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations were flat in the second quarter of 2005 compared with the second quarter of the prior year. Income from continuing operations before taxes for the waste management services segment increased to $.7 million in the second quarter of 2005 compared with $.6 million in the second quarter of the prior year, primarily as a result of an increase in the level of business of the waste brokerage and management business. Income from continuing operations of the captive landfill operations decreased slightly in the second quarter of 2005 compared with the second quarter of the prior year.

Net operating revenues of the golf and related operations were $1.6 million in the second quarter of 2005 compared with $1.3 million in the second quarter of the prior year. The increase in net operating revenues is primarily due to increased merchandise, food and beverage sales in the second quarter of 2005 compared with the second quarter of 2004. The golf and related operations segment incurred a loss from continuing operations before taxes of $.1 million in the second quarter of 2005 compared with income from continuing operations before taxes of $.1 million in the second quarter of the prior year. The decrease is primarily due to increased depreciation expense and increased employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $78,000 in the second quarter of 2005 compared with $40,000 in the second quarter of 2004. The increase is primarily the result of interest income earned on a promissory note issued to Avalon in connection with the sale of the transportation operations in July 2004.

General corporate expenses

General corporate expenses were $.7 million in both the second quarter of 2005 and 2004. Decreased employee costs in the second quarter of 2005 compared with the second quarter of 2004 were offset by increases in other various general corporate expenses.

Net loss

Avalon incurred a net loss of $.1 million in the second quarter of 2005 compared with a net loss of $2.5 million in the second quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the second quarter of 2005 and 2004. The deferred tax benefit arising from the loss before income taxes in both the second quarter of 2005 and 2004 was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first six months of 2005 compared with the first six months of 2004

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $13.9 million in the first six months of 2005 compared with $11.7 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations increased slightly in the first six months of 2005 compared with the first six months of 2004. Income before taxes for the waste management services segment increased to $1.5 million in the first six months of 2005 compared with $1.1 million in the first six months of the prior year, primarily as a result of an increase in the level of the waste brokerage and management services business and a decrease in the provision for losses on accounts receivable. Income before taxes of the captive landfill management operations decreased slightly in the first six months of 2005 compared with the first six months of 2004.

Net operating revenues of the golf and related operations segment were $2.3 million in the first six months of 2005 compared with $1.8 million in the first six months of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were unavailable for play during the first three months of 2005 and 2004 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first six months of 2005 compared with the first six months of 2004 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $.3 million in the first six months of 2005 compared with a loss from continuing operations before taxes of $23,000 in the first six months of the prior year. The increased loss from continuing operations before taxes is primarily due to increased depreciation expense and increased employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $142,000 in the first six months of 2005 compared with $77,000 in the first six months of 2004. The increase is primarily the result of interest income earned on a promissory note issued to Avalon in connection with the sale of the transportation operations in July 2004.

General corporate expenses

General corporate expenses were $1.3 million in the first six months of 2005 compared with $1.6 million in the first six months of 2004. The decrease is primarily the result of decreased employee costs.

Net income

Avalon recorded net income of $37,000 in the first six months of 2005 compared with a net loss of $3.5 million in the first six months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the first six months of 2005 and 2004. The income tax provision for the first six months of 2005 and the deferred tax benefit arising from the loss before income taxes for the first six months of 2004 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Board of Directors of Avalon explored the possibility of delisting Avalon’s common stock by reducing the number of shareholders of record below 300, thereby eliminating the requirements for compliance with the Sarbanes-Oxley Act. Avalon believes compliance with the requirements of the Sarbanes-Oxley Act will be very costly. However, as a result of the Securities and Exchange Commission’s (“SEC”) decision to extend the compliance deadline under Section 404 of The Act (“SOX 404”) by one year for small public companies and the ongoing review by the SEC of how to minimize the costly impact of SOX 404 on small companies, the Board of Directors decided not to pursue delisting at this time, but intends to review the situation again as future developments warrant.

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

Economic challenges throughout the industries served by Avalon have resulted in payment defaults by customers. While Avalon continuously endeavors to limit customers credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club has two championship golf courses and a clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts and dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon. Although Avalon has had an increase in the number of members of the Avalon Golf and Country Club, as of June 30, 2005, Avalon has not attained its membership goals.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

(b) Reports on Form 8-K

On June 20, 2005, Avalon announced the scheduling of its Annual Meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 12, 2005	By:	/s/ Frank Lamanna
Frank Lamanna, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)