Form 10-Q
period 2005-09-30
AVALON HOLDINGS CORP
filed 2005-11-14
CIK 1061069

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of November 4, 2005.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net operating revenues	$9,517	$8,448	$25,686	$21,949

Costs and expenses:
Costs of operations	7,821	7,072	21,404	18,143
Selling, general and administrative expenses	1,480	1,985	4,316	5,053

Operating income (loss) from continuing operations	216	(609)	(34)	(1,247)

Other income (expense):
Interest expense	(3)	(4)	(10)	(11)
Interest income	88	62	230	139
Other income, net	55	88	137	161

Income (loss) from continuing operations before income taxes	356	(463)	323	(958)
Provision (benefit) for income taxes	—	—	—	—

Income (loss) from continuing operations	356	(463)	323	(958)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(336)	1,500	(266)	(1,528)
Provision (benefit) for income taxes	—	—	—	—

(Loss) income from discontinued operations	(336)	1,500	(266)	(1,528)

Net income (loss)	$20	$1,037	$57	$(2,486)

Net income (loss) per share from continuing operations (Note 2)	$.09	$(.12)	$.08	$(.25)

Net (loss) income per share from discontinued operations (Note 2)	$(.09)	$.40	$(.07)	$(.40)

Net income (loss) per share (Note 2)	$—	$.28	$.01	$(.65)

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,993	$7,861
Short-term investments	4,400	1,598
Accounts receivable, net	5,845	5,299
Prepaid expenses	364	255
Other current assets	169	226
Current assets – discontinued operations	26	1,632

Total current assets	17,797	16,871

Property and equipment, less accumulated depreciation and amortization of $4,986 in 2005 and $4,492 in 2004	17,680	17,774
Leased property under capital leases, less accumulated depreciation and amortization of $314 in 2005 and $128 in 2004	5,676	5,519
Other assets, net	61	880
Noncurrent assets – discontinued operations	1,887	2,496

Total assets	$43,101	$43,540

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	3,521	3,797
Accrued payroll and other compensation	502	457
Accrued income taxes	183	183
Other accrued taxes	147	210
Other liabilities and accrued expenses	1,734	1,629
Current liabilities – discontinued operations	460	749

Total current liabilities	6,548	7,026

Obligations under capital leases	234	234
Other noncurrent liabilities	12	21

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(21,816)	(21,873)
Accumulated other comprehensive loss	(11)	(2)

Total shareholders’ equity	36,307	36,259

Total liabilities and shareholders’ equity	$43,101	$43,540

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Income (loss) from continuing operations	$323	$(958)
Reconciliation of income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	736	643
Amortization of investments	(3)	7
(Benefit) provision for losses on accounts receivable	(113)	140
Gain from disposal of property and equipment	(2)	—
Gain on sale of investments	—	(2)
Change in operating assets and liabilities:
Accounts receivable	(614)	(2,196)
Prepaid expenses	(109)	1,106
Other current assets	57	28
Other assets	—	(853)
Accounts payable	(276)	(520)
Accrued payroll and other compensation	45	188
Accrued income taxes	—	(71)
Other accrued taxes	(63)	(153)
Other liabilities and accrued expenses	105	147
Other noncurrent liabilities	(9)	24

Net cash provided by (used in) operating activities from continuing operations	77	(2,470)
Net cash provided by operating activities from discontinued operations	1,361	2,193

Net cash provided by (used in) operating activities	1,438	(277)

Investing activities:
Purchases of investment securities	(4,408)	—
Proceeds from the maturity/sale of investment securities	1,600	4,398
Capital expenditures	(801)	(5,034)
Proceeds from disposal of property and equipment	5	79
Proceeds from the sale of DartAmericA, Inc.	—	3,192
Payments received on note from the sale of DartAmericA, Inc.	1,000	—

Net cash (used in) provided by investing activities from continuing operations	(2,604)	2,635
Net cash provided by investing activities from discontinued operations	298	1,082

Net cash (used in) provided by investing activities	(2,306)	3,717

(Decrease) increase in cash and cash equivalents	(868)	3,440
Cash and cash equivalents at beginning of year	7,861	3,224

Cash and cash equivalents at end of period	$6,993	$6,664

Significant non-cash investing and financing activities:
Capital lease obligations incurred	$—	$238

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2005, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2005 and 2004.

Note 3. Investment Securities

Avalon held available-for-sale securities of $4,400,000 and $1,598,000 at September 30, 2005 and December 31, 2004, respectively, and are included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments.” As a result of the classification of these securities as available-for-sale, Avalon recognized unrealized losses, net of applicable income taxes, of $4,000 during the three month period ended September 30, 2005 and $9,000 during the nine month period ended September 30, 2005, as a component of comprehensive loss. Avalon recognized unrealized income, net of applicable income taxes, of $2,000 during the three month period ended September 30, 2004, and recognized an unrealized loss of $8,000, net of applicable taxes, during the nine month period ended September 30, 2004, as a component of comprehensive loss. Accumulated other comprehensive loss was $11,000 at September 30, 2005.

Information regarding investment securities consists of the following (in thousands):

	September 30, 2005			December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Certificates of Deposit	$3,015	$—	$3,015	$—	$—	$—
U.S. Treasury Notes	1,396	(11)	1,385	1,600	(2)	1,598

Total	$4,411	$(11)	$4,400	$1,600	$(2)	$1,598

The amortized cost and estimated fair value of available-for-sale investments at September 30, 2005, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,411	$4,400
Due after one year through five years	—	—

Total	$4,411	$4,400

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$20	$1,037	$57	$(2,486)
Unrealized (loss) gain on available-for-sale securities	(4)	2	(9)	(8)

Comprehensive income (loss)	$16	$1,039	$48	$(2,494)

Note 5. Discontinued Operations

Avalon’s environmental remediation business had continued to experience operating losses as a result of a decline in net operating revenues and operational inefficiencies. Recognizing that the continuing losses incurred by the environmental remediation business would adversely impact Avalon’s future financial performance, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to sell or discontinue the operation of the environmental remediation business. In January 2004, Avalon sold all of the fixed assets of the remediation business for $.2 million and recorded a gain of $.1 million on the sale. As part of the transaction, the purchaser assumed all of the remediation business’ obligations relating to ongoing projects. The remediation business retained all of its other liabilities and assets, including cash and accounts receivable. The results of operations of the remediation business have been included in discontinued operations.

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

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result, the building is classified as held-for-sale and the expenses related to the maintenance and operation of the building have been included in discontinued operations. Based upon quoted market prices, in the second quarter of 2005, Avalon recorded a $.2 million write-down of the building. In October 2005, Avalon reached an agreement in principal with a third party to sell the building for $2 million. Avalon expects the sale to be completed within 90 days of a signed agreement. As such, Avalon recorded an additional $.3 million write-down of the building in the third quarter of 2005 to reflect the purchase price less the costs to sell the building. Such write-downs have been included in discontinued operations.

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. (“DartAmericA”) for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3.0 million in cash and a secured promissory note of $1.0 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The promissory note bears interest at a rate of 6.875%. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA’s balance sheet items from March 31, 2004 to June 30, 2004 and was paid in September 2004. On June 30, 2005, BMC paid Avalon the remaining balance of the promissory note which amounted to approximately $.9 million. The results of operations of the transportation operations have been included in discontinued operations.

Prior to the completion of the sale, DartAmericA transferred to Avalon, Dart Realty, Inc., a wholly owned subsidiary of DartAmericA, which owned the Canfield, Ohio terminal. In May 2005, Avalon sold this facility for approximately $.3 million and recognized a gain on the sale of approximately $.2 million. Such gain has been included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Revenue for the golf and related operations segment consists primarily of membership dues, merchandise, food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenue for both September 30, 2005 and December 31, 2004 was $1.1 million and is included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2005 and September 30, 2004, one customer and its affiliates accounted for approximately 12% and 14%, respectively, of the waste management services segment’s net operating revenues to external customers and approximately 10% and 12%, respectively, of Avalon’s consolidated net operating revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net operating revenues from:
Waste management services:
External customers revenues	$7,601	$6,755	$21,476	$18,427
Intersegment revenues	—	66	4	138

Total waste management services	7,601	6,821	21,480	18,565

Golf and related operations:
External customers revenues	1,916	1,693	4,210	3,522
Intersegment revenues	14	17	36	30

Total golf and related operations	1,930	1,710	4,246	3,552

Segment operating revenues	9,531	8,531	25,726	22,117
Intersegment eliminations	(14)	(83)	(40)	(168)

Total net operating revenues	$9,517	$8,448	$25,686	$21,949

Income (loss) from continuing operations before taxes:
Waste management services	$701	$642	$2,191	$1,716
Golf and related operations	166	197	(155)	174
Other business	(1)	—	(2)	(2)

Segment income before taxes	866	839	2,034	1,888

Corporate interest income	65	25	159	58
Corporate other income, net	13	(24)	36	(10)
General corporate expenses	(588)	(1,303)	(1,906)	(2,894)

Income (loss) from continuing operations before taxes	$356	$(463)	$323	$(958)

Interest income:
Waste management services	$21	$34	$64	$73
Golf and related operations	2	3	7	8
Corporate	65	25	159	58

Total	$88	$62	$230	$139

	September 30, 2005	December 31, 2004
Identifiable assets:
Waste management services	$7,156	$4,609
Golf and related operations	20,025	19,574
Other businesses	831	731
Corporate	31,201	33,838
Discontinued operations	1,913	4,128

Subtotal	61,126	62,880
Elimination of intersegment receivables	(18,025)	(19,340)

Total	$43,101	$43,540

The increase in the identifiable assets of the waste management services segment of $2.5 million and the $2.6 million decrease of corporate identifiable assets are principally related to intersegment transactions and are eliminated in consolidation.

Note 8. Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions for this statement are effective as of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. Currently, Avalon has not entered into any share-based transactions for employee services and, as such, the adoption of SFAS No. 123 (revised 2004) will not have a material impact on Avalon’s financial position or results of operations at this time.

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

Liquidity and Capital Resources

For the first nine months of 2005, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2005 are expected to be in the range of $.8 million to $1.0 million. Such expenditures will principally relate to building improvements, the purchase of golf equipment and the development of software for Avalon’s golf and restaurant operations. During the first nine months of 2005, capital expenditures for Avalon totaled approximately $.8 million which was principally related to building improvements and the development of software for Avalon’s golf and restaurant operations.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $6 million of leasehold improvements as of September 30, 2005. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $11.2 million at September 30, 2005 compared with $9.8 million at December 31, 2004. The increase is primarily the result of an increase in short-term investments and an increase in accounts receivable relating to the waste brokerage and management services operations. The increase in short-term investments was primarily from the additional monies received in the first nine months of 2005 from an arbitration settlement, payments received on a promissory note and the sale of assets as described below.

The increase in accounts receivable of $.5 million is primarily due to the increased net operating revenues of the waste management services segment in the third quarter of 2005 compared with the fourth quarter of 2004.

The decrease in accounts payable of $.3 million at September 30, 2005 compared with December 31, 2004 is primarily due to a decrease in accounts payable of the waste brokerage and management services operations as a result of the timing of payments to disposal facilities and transporters in the ordinary course of business.

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

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3.0 million in cash and a secured promissory note of $1.0 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA, Inc.’s balance sheet items from March 31, 2004 to June 30, 2004 and was paid in September 2004. On June 30, 2005, BMC paid Avalon the remaining balance of the promissory note which amounted to approximately $.9 million of which, at the time of payment, $.2 million was included in the Condensed Consolidated Balance Sheets under the caption “Accounts receivable, net” and $.7 million was included under the caption “Other assets, net”.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2005 increased to $9.5 million compared with $8.4 million in the prior year’s third quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $7.8 million in the third quarter of 2005 compared with $7.1 million in the prior year quarter. The increase is primarily the result of an increase in the costs of operations directly associated with higher net operating revenues of the waste management services segment and the golf and related operations segment. Consolidated selling, general and administrative expenses decreased to $1.5 million in the third quarter of 2005 compared with $2 million in the third quarter of 2004. In the third quarter of 2004, consolidated selling, general and administrative expenses included approximately $.5 million of nonrecurring bonuses. Avalon recorded income from continuing operations of $.4 million, or $.09 per share, in the third quarter of 2005 compared with a loss from continuing operations of $.5 million, or a loss of $.12 per share, in the third quarter of 2004.

For the first nine months of 2005, net operating revenues increased to $25.7 million compared with $21.9 million for the first nine months of 2004. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations were $21.4 million for the first nine months of 2005 compared with $18.1 million for the first nine months of 2004. The increase is primarily the result of an increase in the costs of operations directly associated with higher net operating revenues of the waste management services segment and the golf and related operations segment. Consolidated selling, general and administrative expenses decreased to $4.3 million for the first nine months of 2005 compared with $5.1 million for the first nine months of 2004. Such decrease was primarily the result of a decrease in employee costs and a decrease in bonuses in the first nine months of 2005 compared with the first nine months of 2004. Avalon recorded income from continuing operations of $.3 million, or $.08 per share, for the first nine months of 2005 compared with a loss from continuing operations of $1 million, or a loss of $.25 per share, for the prior year period.

Performance in the Third Quarter of 2005 compared with the Third Quarter of 2004

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $7.6 million in the third quarter of 2005 compared with $6.8 million in the third quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations were flat in the third quarter of 2005 compared with the third quarter of the prior year. Income from continuing operations before taxes for the waste management services segment increased to $.7 million in the third quarter of 2005 compared with $.6 million in the third quarter of the prior year, primarily as a result of an increase in the level of business of the waste brokerage and management business. Income from continuing operations of the captive landfill operations were flat in the third quarter of 2005 compared with the third quarter of the prior year.

Net operating revenues of the golf and related operations were $1.9 million in the third quarter of 2005 compared with $1.7 million in the third quarter of the prior year. The increase in net operating revenues is primarily due to increased merchandise, food and beverage sales in the third quarter of 2005 compared with the third quarter of 2004. The golf and related operations segment recorded income from continuing operations before taxes of $.2 million in both the third quarter of 2005 and 2004. Although net operating revenues increased, depreciation expense, employee costs and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located also increased.

Interest income

Interest income was $88,000 in the third quarter of 2005 compared with $62,000 in the third quarter of 2004. The increase is primarily the result of additional interest income earned as a result of additional cash invested in short-term investments.

General corporate expenses

General corporate expenses were $.6 million in the third quarter of 2005 compared with $1.3 million in the third quarter of 2004. The decrease is primarily the result of decreased employee costs and bonuses. The third quarter of 2004 included approximately $.5 million of nonrecurring bonuses.

Net income

Avalon recorded net income of $20,000 in the third quarter of 2005 compared with net income of $1.0 million in the third quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the third quarter of 2005 and 2004. The income tax provision in both the third quarter of 2005 and 2004 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first nine months of 2005 compared with the first nine months of 2004

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $21.5 million in the first nine months of 2005 compared with $18.6 million in the first nine months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations increased slightly in the first nine months of 2005 compared with the first nine months of 2004. Income before taxes for the waste management services segment increased to $2.2 million in the first nine months of 2005 compared with $1.7 million in the first nine months of the prior year, primarily as a result of an increase in the level of the waste brokerage and management services provided and a decrease in the provision for losses on accounts receivable. Income before taxes of the captive landfill management operations increased slightly in the first nine months of 2005 compared with the first nine months of 2004.

Net operating revenues of the golf and related operations segment were $4.2 million in the first nine months of 2005 compared with $3.6 million in the first nine months of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were unavailable for play during the first three months of 2005 and 2004 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first nine months of 2005 compared with the first nine months of 2004 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $.2 million in the first nine months of 2005 compared with income from continuing operations before taxes of $.2 million in the first nine months of the prior year. The increased loss from continuing operations before taxes is primarily due to increased depreciation expense and increased employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $230,000 in the first nine months of 2005 compared with $139,000 in the first nine months of 2004. The increase is primarily the result of interest income earned in the first six months of 2005 on a promissory note issued to Avalon in connection with the sale of the transportation operations in July 2004 and additional interest income earned as a result of additional cash invested in short-term investments.

General corporate expenses

General corporate expenses were $1.9 million in the first nine months of 2005 compared with $2.9 million in the first nine months of 2004. The decrease is primarily the result of decreased insurance expense, employee costs and bonuses in 2005 compared with the first nine months of 2004. The first nine months of 2004 included approximately $.5 million of nonrecurring bonuses.

Net income

Avalon recorded net income of $57,000 in the first nine months of 2005 compared with a net loss of $2.5 million in the first nine months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the first nine months of 2005 and 2004. The income tax provision for the first nine months of 2005 and the deferred tax benefit arising from the loss before income taxes for the first nine months of 2004 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Board of Directors of Avalon has explored the possibility of delisting Avalon’s common stock by reducing the number of shareholders of record below 300, thereby eliminating the requirements for compliance with the Sarbanes-Oxley Act. Avalon believes compliance with the requirements of the Sarbanes-Oxley Act will be very costly. However, as a result of the Securities and Exchange Commission’s (“SEC”) decision to extend the compliance deadline under Section 404 of The Act (“SOX 404”) for small public companies and the ongoing review by the SEC of how to minimize the costly impact of SOX 404 on small companies, the Board of Directors has decided not to pursue delisting at this time, but intends to review the situation again as future developments warrant.

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

The Avalon Golf and Country Club has two championship golf courses and a clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts and dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses will continue to be available to the general public, the primary source of revenues will be derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon. Although Avalon has had an increase in the number of members of the Avalon Golf and Country Club, as of September 30, 2005, Avalon has not attained its membership goals.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. A 10% change in interest rates would have an immaterial effect on Avalon’s income before taxes for the next fiscal year. Avalon currently has no debt outstanding and invests primarily in Certificates of Deposit, U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on September 14, 2005; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 11, 2005	By:	/s/ Frank Lamanna
Frank Lamanna, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)