Form 10-K
period 2005-12-31
AVALON HOLDINGS CORP
filed 2006-03-20
CIK 1061069

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 16, 2006 was $14.6 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 16, 2006 was approximately $6,900. The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of March 3, 2006.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2005 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2005 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

PART 1

ITEM 1. BUSINESS

General

Avalon Holdings Corporation (“Avalon”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS, AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations, together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon also assumed certain liabilities of AWS. On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the “Spin-off”). In 2002, Avalon sold the assets of the analytical laboratory business and in January 2004, sold the remediation business and discontinued the engineering and consulting business, which were part of the technical environmental services operations. In July 2004, Avalon sold its transportation operations. The history and organization of the remaining operations, which were contributed to Avalon as a result of the Spin-off, are described below.

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a former subsidiary of AWS and now a subsidiary of Avalon, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. Avalon’s corporate headquarters building has been remodeled to include a clubhouse for the Avalon Golf and Country Club.

Additionally, in 1995, American Waste Management Services, Inc. commenced its waste disposal brokerage and management operations and in 1997, American Landfill Management, Inc., started its captive landfill management operations. Both companies were subsidiaries of AWS and now are subsidiaries of Avalon.

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

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2005, 2004 and 2003, the net operating revenues of the waste management services segment represented approximately 84%, 85% and 89%, respectively, of Avalon’s total segments’ net operating revenues. For the years 2005 and 2004, one customer of the waste management services segment, Timken Company, accounted for approximately 9% and 12%, respectively, of Avalon’s consolidated net operating revenues. For the year 2003, no customer of the waste management services segment individually accounted for 10% or more of Avalon’s consolidated net operating revenues.

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

Before AWMS will provide waste brokerage or management services, a potential customer must complete a detailed waste profile setting forth the amount, chemical composition and any unique characteristics for each special waste to be handled. Representative samples of the waste are analyzed by a state or federally certified laboratory. In addition, an AWMS representative generally inspects the process generating the waste, the location where the waste may be temporarily stored or the site of the remediation project producing the waste, and interviews representatives of the generator familiar with the waste. This inspection, along with the laboratory results, allows AWMS to determine whether the waste is within acceptable parameters for disposal and, if so, what special handling and treatment procedures must be instituted. If the waste is continuously generated, new representative samples are tested on a periodic basis.

These procedures are important to both AWMS and its customers because the key to proper handling of waste is accurate identification. Hazardous waste which is not identified as such and thus improperly disposed of can result in substantial liability to the waste generator, the disposal facility, AWMS and potentially to all other waste generators that have used the disposal site. Conversely, waste that could safely and legally be disposed of in a solid waste landfill, but is instead sent to a hazardous waste facility for treatment and disposal, will result in substantial and unnecessary expense to the generator.

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

Golf and Related Operations

Avalon’s golf course and related operations segment operates two 18-hole golf courses and related facilities. For the years 2005, 2004 and 2003, the net operating revenues of the golf and related operations segment represented approximately 16%, 15%, and 11%, respectively, of Avalon’s total segments’ net operating revenues.

Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a Pete Dye designed championship golf course located in Warren, Ohio. ALGI generates revenue from membership dues, greens fees, cart rentals, merchandise sales, food and beverage sales. TBG, a subsidiary of ALGI, entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced on November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by TBG. In addition to a championship golf course, the Squaw Creek facilities include a swimming pool, tennis courts and a clubhouse that provides a fitness center, dining and banquet facilities. TBG generates its revenue in the same manner as ALGI. Avalon Travel, Inc., a subsidiary of ALGI, owns and operates a travel agency which generates its revenue from booking travel reservations.

In November 2003, Avalon formed the Avalon Golf and Country Club to manage the two golf courses and related operations. Members of the Avalon Golf and Country Club are entitled to privileges at both facilities. Membership requires payment of a one-time initiation fee as well as annual dues. Members receive several benefits including reduced greens fees and preferential tee times. Both the Avalon Lakes Golf Course and the Squaw Creek Golf Course are also available to the general public. Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in additional memberships in the Avalon Golf and

Country Club. Although Avalon has had a substantial increase in the number of members of the Avalon Golf and Country Club, as of December 31, 2005, Avalon still has not attained its goal. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain a sufficient number of additional members could adversely affect the future financial performance of Avalon.

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

Competition

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies as well as with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation has had the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

Avalon’s two golf courses are located in Warren, Ohio and Vienna, Ohio and compete with many public courses and country clubs in the area.

Insurance

Avalon carries $5,000,000 of liability insurance coverages. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverages. In addition, Avalon carries comprehensive property damage coverage. Avalon also carries $5,000,000 of liability insurance for the golf courses and related operations which maintain separate insurance coverage. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2005, Avalon had 143 employees, 25 of whom were employed by the waste management services segment, 96 of whom were employed by the golf course and related operations and 22 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

None of Avalon’s business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 1A. RISK FACTORS

The following factors, as well as factors described elsewhere in the Form 10-K, or in other filings by Avalon with the Securities and Exchange Commission, could adversely affect Avalon’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Voting Control by Management

The holders of the Avalon Class B Common Stock (which has ten votes per share), consisting principally of the management of Avalon, have approximately 66 percent of the aggregate voting power of the outstanding Avalon Common Stock. Thus, the holders of the Avalon Class A Common Stock (which has one vote per share) will not, either alone or acting collectively, be able to elect a majority of the members of Avalon’s Board of Directors (the “Avalon Board”) or control many corporate actions. However, the holders of the Avalon Class A Common Stock have the right to elect 25 percent of the directors of Avalon until the outstanding Avalon Class B Common Stock constitutes less than 50 percent of the total voting power of the outstanding Avalon Common Stock, after which time the holders of the Avalon Class A and Class B Common Stock will vote as a single class for the election of directors and all matters presented for a vote to the shareholders. The holders of a majority of all outstanding shares of Class A Common Stock or Class B Common Stock, voting as separate classes, must also approve amendments to the Articles of Incorporation that adversely affect the shares of their class.

Each share of Class B Common Stock is convertible, at any time, at the option of the shareholder, into one share of Class A Common Stock. Shares of Class B Common Stock are also automatically converted into shares of Class A Common Stock on the transfer of such shares to any person other than Avalon, another holder of Class B Common Stock or a Permitted Transferee, as defined in Avalon’s Articles of Incorporation.

Certain Anti-Takeover Provisions of Articles

of Incorporation, Code of Regulations and Ohio Law

The Articles of Incorporation and Code of Regulations of Avalon, as well as Ohio statutory law, contain provisions that may have the effect of discouraging an acquisition of control of Avalon not approved by the Avalon Board. Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of Avalon, although such proposals, if made, might be considered desirable by a majority of the Avalon stockholders. Such provisions could also have the effect of making it more difficult for third parties to cause the replacement of the current management of Avalon without the concurrence of the Avalon Board. These provisions have been designed to enable Avalon to develop its business and foster its long-term growth without disruptions caused by the threat of a takeover not deemed by the Avalon Board to be in the best interest of Avalon and its stockholders.

Dividend Policy

The dividend policy of Avalon is determined by the Avalon Board. Avalon presently intends to retain earnings for use in the operation and expansion of its business and therefore, does not anticipate paying cash dividends in the foreseeable future.

Avalon’s market for shares may be subject to greater volatility

Market fluctuations, as well as economic conditions, may adversely affect the market price of the Avalon Class A Common Stock. Given the relatively small market capitalization of Avalon, the market for its Class A Common Stock may be subject to greater volatility than would be the case for a large company.

A majority of Avalon’s business is not subject to long-term contracts

A significant portion of Avalon’s business is generated from waste brokerage and management services provided to customers and is not subject to long-term contracts. In light of current economic, regulatory and competitive conditions, there can be no assurance that Avalon’s current customers will continue to transact business with Avalon at historical levels. Failure by Avalon to retain its current customers or to replace lost business could adversely impact the future financial performance of Avalon.

Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue. If the captive landfill management business is unable to retain this customer, Avalon’s future financial performance could be adversely impacted.

The golf operations primary source of revenues is derived from the members of the Avalon Golf and Country Club. As such, the golf operations are primarily dependent on the sale and renewal of memberships, on a year to year basis, of the Avalon Golf and Country Club.

Long-lived asset impairment

Certain events or changes in circumstances may indicate that the recoverability of the carrying value of long-lived assets should be assessed. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, Avalon estimates the future cash flows expected to result from the use of the applicable groups of long-lived assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value, Avalon would recognize an impairment loss to the extent the carrying value of the groups of long-lived assets exceeds their fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows.

The ability to accurately predict future cash flows may impact the determination of fair value. Avalon’s assessments of cash flows represent management’s best estimate as of the time of the impairment review. Avalon estimates the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that management must estimate include, among other factors, sales, costs, inflation and capital spending. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties. If different cash flows had been estimated in the current period, the value of the long-lived assets could have been materially impacted. Furthermore, Avalon’s accounting estimates may change from period to period as conditions in markets change, and this could materially impact financial results in future periods.

Seasonality

Avalon’s operations are somewhat seasonal in nature since a significant portion of those operations are primarily conducted in selected northeastern and midwestern states. Additionally, Avalon’s golf courses are located in Warren, Ohio and Vienna, Ohio and are significantly dependent upon weather conditions during the golf season. As a result, Avalon’s financial performance could be adversely affected by adverse weather conditions.

Environmental Liabilities

Avalon may be subject to liability for environmental contamination caused by pollutants the transportation, treatment or disposal of which was arranged for by Avalon or one of its predecessors.

Although Avalon has compliance guidelines for its waste brokerage and management services operations, Avalon could still incur a substantial liability for environmental damage not covered by or in excess of its insurance policy limits and its financial condition could be adversely affected.

Competitive pressures

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies as well as with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation may have the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

Potential acquisitions

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

Government regulations

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

Changes in laws, regulations and accounting standards

Our implementation of new accounting rules and interpretations or compliance with changes in existing accounting rules could adversely affect our balance sheet or results of operations or cause unanticipated fluctuations in our results of operations in future periods.

The Board of Directors of Avalon has explored the possibility of delisting Avalon’s common stock by reducing the number of shareholders of record below 300, thereby eliminating the requirements for compliance with the Sarbanes-Oxley Act (the “Act”). Avalon believes compliance with the requirements of the Act could be very costly. However, as a result of the Securities and Exchange Commission’s (“SEC”) decision to extend the compliance deadline under Section 404 of the Act (“SOX 404”) for small public companies and the ongoing review by the SEC of how to minimize the costly impact of SOX 404 on small companies, the Board of Directors has decided not to pursue delisting at this time, but intends to review the situation again as future developments warrant.

Accounting estimates and judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and subsequent adjustments could have a material adverse effect on operating results for the period or periods in which the change is identified.

Inflation

Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation. In general, management believes that rising costs resulting from price inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2005.

ITEM 2. PROPERTIES

Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the Avalon Lakes golf course. The corporate and administrative offices of ALMI, ALGI, TBG, AGCC and AWMS are each located at the headquarters building of Avalon in Warren, Ohio. Avalon’s corporate headquarters building also includes a clubhouse, restaurant and pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

ALGI owns an 18-hole golf course and practice facility on approximately 200 acres, a maintenance and storage building of approximately 12,000 square feet, a restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet. ALGI currently leases the restaurant building and banquet facility to a third party operator. All of ALGI’s facilities are located in Warren, Ohio.

TBG, Inc. leases and operates the Avalon Golf and Country Club at Squaw Creek in Vienna, Ohio, which includes an 18-hole golf course and practice facility on approximately 224 acres, a swimming pool, four tennis courts and a 67,000 square foot clubhouse that includes a pro shop, fitness center, restaurant and banquet facilities. The clubhouse was renovated and expanded in 2004.

The captive landfill management operations use approximately six pieces of equipment (such as bulldozers, excavators and backhoes) all of which are owned or leased by ALMI.

Avalon owns a 48,000 square foot office building in Export, Pennsylvania. Avalon currently leases approximately 16,000 square feet of this building to two third party tenants. The building is currently held for sale. In December 2005, Avalon and a third party signed an agreement for the sale of the building. Such agreement is subject to due diligence. Avalon expects the sale to be completed in the second quarter of 2006, assuming that contingencies to the sale are satisfied.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2005.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2005 Annual Report to Shareholders, if not otherwise included herein.

Page(s)
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Common stock information	26
Dividend policy	26

ITEM 6. SELECTED FINANCIAL DATA
The information required by this item is included in the Digest of Financial Data for the years 2001 through 2005 under the captions Net operating revenues, Income (loss) from continuing operations, Loss from discontinued operations, Net income (loss), Income (loss) per share from continuing operations, Loss per share from discontinued operations, Net income (loss) per share, Total assets and Long-term obligations under capital leases	23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the sub caption “Market Risk” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors’ report regarding financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005	22

Financial Statements:
Consolidated Balance Sheets, December 31, 2005 and 2004	9
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	10
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	11
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005	12
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	12
Notes to Consolidated Financial Statements	13-21

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	58	Chairman of the Board, Chief Executive Officer and a Director
Frank Lamanna	42	Treasurer and Chief Financial Officer
Frances R. Klingle	59	Chief Administrative Officer
Kenneth J. McMahon	53	Chief Executive Officer and President of American Waste Management Services, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ted Wesolowski is a director of Avalon and was Chief Executive Officer and President of Avalon from January 1, 2003 until March 15, 2004. Mr. Wesolowski is a shareholder and co-founder of the Pittsburgh, Pennsylvania law firm of Babst, Calland, Clements & Zomnir, P.C. which rendered legal services to Avalon during 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Independent Public Accountants” in the Proxy Statement which information under such captions is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2005 Annual Report to Shareholders)

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2005, 2004 and 2003, should be read in conjunction with the previously referenced financial statements.

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

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2.

10.3	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.4	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrant’s Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net income (loss) per share” on page 15 of the 2005 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2005 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

21.1	Subsidiaries of Avalon Holdings Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 17, 2006, Avalon disclosed the resignation of Frank Lamanna as Chief Financial Officer and Treasurer.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March, 2006.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Frank Lamanna
Frank Lamanna - Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 20th day of March, 2006.

Signatures	Title
/s/ RONALD E. KLINGLE	Chairman of the Board, Chief Executive
Ronald E. Klingle	Officer and Director

/s/ TED WESOLOWSKI	Director
Ted Wesolowski

/s/ ROBERT M. ARNONI	Director
Robert M. Arnoni

/s/ STEPHEN L. GORDON	Director
Stephen L. Gordon

/s/ THOMAS C. KNISS	Director
Thomas C. Kniss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated February 10, 2006, which is included in the 2005 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on 10-K for the year 2005. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 10, 2006

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) [1]	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts:

Year ended December 31,

2005	$569	$(250)	$—	$(1)	$320

2004	$527	$107	$—	$65	$569

2003	$500	$584	$—	$557	$527

[1]	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
13.1	2005 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002