Form 10-Q
period 2006-03-31
AVALON HOLDINGS CORP
filed 2006-05-12
CIK 1061069

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of May 9, 2006.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net operating revenues	$8,924	$7,430

Costs and expenses:
Costs of operations	7,540	6,238
Selling, general and administrative expenses	1,547	1,268

Operating loss from continuing operations	(163)	(76)

Other income (expense):
Interest expense	(4)	(3)
Interest income	123	64
Other income, net	53	47

Income from continuing operations before income taxes	9	32

Provision (benefit) for income taxes	—	—

Income from continuing operations	9	32

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7)	80
Provision (benefit) for income taxes	—	—

Income (loss) from discontinued operations	(7)	80

Net income	$2	$112

Net income per share from continuing operations	$—	$.01

Net income (loss) per share from discontinued operations	$—	$.02

Net income per share (Note 2)	$—	$.03

Weighted average shares outstanding (Note 2)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,509	$7,759
Short-term investments	4,469	4,433
Accounts receivable, net	6,359	5,639
Prepaid expenses	218	220
Other current assets	326	255
Current assets – discontinued operations	28	29

Total current assets	18,909	18,335

Property and equipment, less accumulated depreciation and amortization of $5,310 in 2006 and $5,139 in 2005	17,456	17,571
Leased property under capital leases, less accumulated depreciation and amortization of $460 in 2006 and $385 in 2005	5,722	5,740
Other assets, net	60	61
Noncurrent assets – discontinued operations	1,881	1,881

Total assets	$44,028	$43,588

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,270	3,837
Accrued payroll and other compensation	410	469
Accrued income taxes	117	145
Other accrued taxes	161	239
Other liabilities and accrued expenses	1,794	1,623
Current liabilities – discontinued operations	391	391

Total current liabilities	7,144	6,705

Obligations under capital leases	233	233
Other noncurrent liabilities	5	9

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(21,481)	(21,483)
Accumulated other comprehensive loss	(7)	(10)

Total shareholders’ equity	36,646	36,641

Total liabilities and shareholders’ equity	$44,028	$43,588

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Income from continuing operations	$9	$32
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	257	241
Amortization of investments	(1)	—
Provision (benefit) for losses on accounts receivable	6	(121)
Change in operating assets and liabilities:
Accounts receivable	(726)	135
Prepaid expenses	2	42
Other current assets	(71)	31
Other assets	1	51
Accounts payable	433	(614)
Accrued payroll and other compensation	(59)	(81)
Accrued income taxes	(28)	—
Other accrued taxes	(78)	(117)
Other liabilities and accrued expenses	171	90
Other noncurrent liabilities	(4)	(3)

Net cash used in operating activities from continuing operations	(88)	(314)
Net cash (used in) provided by operating activities from discontinued operations	(6)	1,340

Net cash (used in) provided by operating activities	(94)	1,026

Investing activities:
Purchases of available-for-sale investments	—	(1,393)
Proceeds from the maturity/sale of available-for-sale investments	(32)	1,400
Capital expenditures	(124)	(83)
Proceeds from disposal of property and equipment	—	3
Payments received on note for sale of facility	—	32

Net cash used in investing activities from continuing operations	(156)	(41)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(156)	(41)

(Decrease) increase in cash and cash equivalents	(250)	985
Cash and cash equivalents at beginning of year	7,759	7,861

Cash and cash equivalents at end of period	$7,509	$8,846

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2006

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2005 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2006, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and, therefore, diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2006 and 2005.

Note 3. Investment Securities

Avalon held available-for-sale securities of $4,469,000 and $4,433,000 at March 31, 2006 and December 31, 2005, respectively and are included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments.” As a result of the classification of these securities as available-for-sale, Avalon has recognized unrealized gains, net of applicable income taxes, of $3,000 during the three month period ended March 31, 2006 and unrealized losses, net of applicable income taxes, of $9,000 during the three month period ended March 31, 2005, as a component of comprehensive income. Accumulated other comprehensive loss was $7,000 at March 31, 2006.

Information regarding investment securities consists of the following (in thousands):

	March 31, 2006			December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$1,398	$(7)	$1,391	$1,397	$(10)	$1,387
Certificates of Deposit	3,078	—	3,078	3,046	—	3,046

	$ 4,476	$(7)	$4,469	$4,443	$(10)	$4,433

The amortized cost and estimated fair value of available-for-sale investments at March 31, 2006, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,476	$4,469
Due after one year through five years	—	—

Total	$4,476	$4,469

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

	Three Months Ended March 31,
	2006	2005
Net income	$2	$112
Unrealized gain (loss) on available-for-sale securities	3	(9)

Comprehensive income	$5	$103

Note 5. Discontinued Operations

Recognizing that the continuing losses incurred by the environmental remediation business would adversely impact Avalon’s future financial performance, in the fourth quarter of 2003, management determined that it was in Avalon’s best interest to sell or discontinue the operation of the environmental remediation business. In January 2004, Avalon sold all of the fixed assets of the remediation business. As part of the transaction, the purchaser assumed all of the remediation business’ obligations relating to ongoing projects. The remediation business retained all of its other liabilities and assets, including cash and accounts receivable. The results of operations of the remediation business have been included in discontinued operations.

In the fourth quarter of 2001, the remediation business recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group, Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim. Such amount was recorded as income in discontinued operations in the third quarter of 2004. The monies were received in February 2005 and are included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash (used in) provided by operating activities from discontinued operations” for the three months ended March 31, 2005.

In January 2004, Avalon discontinued the operations of the engineering and consulting business because the business began to experience losses and Avalon believed that the losses were likely to continue in the future. The results of these operations are included in discontinued operations.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result, the building is classified as held-for-sale and the expenses related to the maintenance and operations of the building are included in discontinued operations. In October 2005, Avalon reached an agreement in principal with a third party to sell the building for $2.0 million. In December 2005, Avalon and the third party signed an agreement for the sale of the building. Avalon completed the sale of the building in May, 2006. The carrying value of the building reflects the purchase price less the costs to sell the building, and is included in the Condensed Consolidated Balance Sheets under the caption “Noncurrent assets – discontinued operations.”

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

For the three months ended March 31, 2006, one customer and its affiliates accounted for approximately 10% of the waste management services segment’s net operating revenues to external customers and approximately 9% of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2005, one customer and its affiliates accounted for approximately 16% of the waste management services segment’s net operating revenues to external customers and approximately 14% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended March 31,
	2006	2005
Net operating revenues from:
Waste management services:
External customers revenues	$8,062	$6,682
Intersegment revenues	—	4

Total waste management services	8,062	6,686

Golf and related operations:
External customers revenues	862	748
Intersegment revenues	7	7

Total golf and related operations	869	755

Segment operating revenues	8,931	7,441
Intersegment eliminations	(7)	(11)

Total net operating revenues	$8,924	$7,430

Income (loss) from continuing operations before taxes:
Waste management services	$747	$802
Golf and related operations	(224)	(205)
Other business	—	(1)

Segment income before taxes	523	596

Corporate interest income	98	40
Corporate other income, net	2	22
General corporate expenses	(614)	(626)

Income from continuing operations before taxes	$9	$32

Interest income:
Waste management services	$23	$21
Golf and related operations	2	3
Corporate	98	40

Total	$123	$64

Business Segment Information (continued)

	March 31, 2006	December 31, 2005
Identifiable assets:

Waste management services	$7,606	$6,165
Golf and related operations	19,784	19,822
Other businesses	828	828
Corporate	32,611	33,369
Discontinued operations	1,909	1,909

Subtotal	62,738	62,093
Elimination of intersegment receivables	(18,710)	(18,505)

Total	$44,028	$43,588

Note 8. Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123-R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123-R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions for this statement are effective as of the first interim or annual reporting period that begins after December 15, 2005. As of March 31, 2006, Avalon has not entered into any share-based transactions for employee services and, as such, the adoption of SFAS No. 123-R had no impact on Avalon’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of AFB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is deemed impracticable. APB No. 20 “Accounting Changes”, previously required that voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on Avalon’s consolidated financial statements.

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

Liquidity and Capital Resources

For the first three months of 2006, Avalon utilized existing cash to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2006 are expected to be in the range of $.5 million to $1.0 million, which relate principally to building improvements, the purchase of golf equipment, computer equipment and the development of software for Avalon’s golf and restaurant operations. During the first three months of 2006, capital expenditures for Avalon totaled approximately $.1 million which was principally related to building improvements, the purchase of golf equipment and computer equipment.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $6.2 million of leasehold improvements as of March 31, 2006. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $11.8 million at March 31, 2006 compared with $11.6 million at December 31, 2005. The increase is primarily due to an increase in accounts receivable of the waste management services segment as a result of higher net operating revenues in the first quarter of 2006 compared with the fourth quarter of 2005, partially offset by an increase in accounts payable and a decrease in cash and cash equivalents.

The increase in accounts payable of $.4 million at March 31, 2006 compared with December 31, 2005 is primarily due to an increase in accounts payable of the waste brokerage and management service operations as a result of the timing of payments to disposal facilities and transporters in the ordinary course of business.

The increase in other current liabilities and accrued expenses at March 31, 2006 compared with December 31, 2005 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.2 million at December 31, 2005 to $1.3 million at March 31, 2006.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2006 increased to $8.9 million compared with $7.4 million in the prior year’s first quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, increased net operating revenues of the golf and related operations segments. Costs of operations increased to $7.5 million in the first quarter of 2006 compared with $6.2 million in the prior year quarter. The increase in costs of operations is primarily due to higher net operating revenues of the waste management services segment in which costs have a direct relationship to revenues. Avalon recorded income from continuing operations of $9,000 for the first quarter of 2006 compared with income from continuing operations of $32,000 for the first quarter of 2005.

Performance in the First Quarter of 2006 compared with the First Quarter of 2005

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $8.1 million in the first quarter of 2006 compared with $6.7 million in the first quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations increased slightly in the first quarter of 2006 compared with the first quarter of the prior year. Income from continuing operations before taxes for the waste management services segment was $747,000 in the first quarter of 2006 compared with $802,000 in the first quarter of 2005. The first quarter of 2005 included a decrease in the provision for losses on accounts receivable of approximately $142,000 as a result of recoveries of accounts receivable from two customers which had previously filed bankruptcy. Excluding the decrease in the provision for losses on accounts receivable in the first quarter of 2005, income from continuing operations before taxes increased in the first quarter of 2006 compared with the first quarter of 2005. The increase is primarily as a result of an increase in the level of business of the waste management and brokerage operations, although average gross margins were slightly lower during the first quarter of 2006 compared with the prior year quarter. Income from continuing operations of the captive landfill operations increased slightly in the first quarter of 2006 compared with the first quarter of the prior year.

Avalon’s golf and related operations segment consists primarily of two golf courses, two clubhouses that provides dining and banquet facilities and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $869,000 in the first quarter of 2006 compared with $755,000 in the first quarter of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were unavailable for play during the first quarter of 2006 and 2005 due to adverse weather conditions. The increase in net operating revenues is primarily due to increased food and beverage sales and an increase in membership dues during the first quarter of 2006 compared with the first quarter of 2005. The golf and related operations segment incurred a loss from continuing operations before taxes of $224,000 in the first quarter of 2006 compared with a loss from continuing operations before taxes of $205,000 in the first quarter of the prior year. The increased loss from continuing operations before taxes is primarily due to increased depreciation expense.

Interest income

Interest income was $123,000 in the first quarter of 2006 compared with $64,000 in the first quarter of 2005. The increase is primarily due to an increase in investment rates.

General corporate expenses

General corporate expenses were $.6 million in both the first quarter of 2006 and 2005.

Net Income

Including discontinued operations, Avalon recorded net income of $2,000 in the first quarter of 2006 compared with net income of $112,000 in the first quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2006 and 2005. The income tax provision in the first quarter of 2006 and 2005 were offset by a change in the valuation allowance. Avalon recorded a valuation allowance because Avalon believes it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

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

The Avalon Golf and Country Club has two championship golf courses and a clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts, a fitness center and dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in an increase in the number of members of the Avalon Golf and Country Club. Such increased membership, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon. Although Avalon has had an increase in the number of members of the Avalon Golf and Country Club, as of March 31, 2006, Avalon has not attained its membership goals.

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

Market Risk

Avalon does not have significant exposure to changing interest rates. A 10% change in interest rates would have an immaterial effect on Avalon’s income from continuing operations before income taxes for the next fiscal year. Avalon currently has no debt outstanding and invests primarily in Certificates of Deposits, U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2005 for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on April 27, 2006; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION (Registrant)

Date: May 12, 2006	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)