Form 10-Q
period 2006-06-30
AVALON HOLDINGS CORP
filed 2006-08-11
CIK 1061069

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of August 9, 2006.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues	$9,230	$8,739	$18,154	$16,169

Costs and expenses:
Costs of operations	7,798	7,345	15,338	13,583
Selling, general and administrative expenses	1,529	1,568	3,076	2,836

Operating loss from continuing operations	(97)	(174)	(260)	(250)

Other income (expense):
Interest expense	(3)	(4)	(7)	(7)
Interest income	141	78	264	142
Other income, net	69	35	122	82

Income (loss) from continuing operations before income taxes	110	(65)	119	(33)

Provision (benefit) for income taxes	—	—	—	—

Income (loss) from continuing operations	110	(65)	119	(33)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	371	(10)	364	70
Provision (benefit) for income taxes	—	—	—	—

Income (loss) from discontinued operations	371	(10)	364	70

Net income (loss)	$481	$(75)	$483	$37

Net income (loss) per share from continuing operations	$.03	$(.02)	$.03	$(.01)

Net income (loss) per share from discontinued operations	$.10	$—	$.10	$.02

Net income (loss) per share (Note 2)	$.13	$(.02)	$.13	$.01

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,660	$7,759
Short-term investments	4,512	4,433
Accounts receivable, net	6,124	5,639
Prepaid expenses	253	220
Other current assets	297	255
Current assets – discontinued operations	5	29

Total current assets	20,851	18,335

Property and equipment, less accumulated depreciation and amortization of $5,481 in 2006 and $5,139 in 2005	17,332	17,571
Leased property under capital leases, less accumulated depreciation and amortization of $537 in 2006 and $385 in 2005	5,718	5,740
Other assets, net	60	61
Noncurrent assets – discontinued operations	—	1,881

Total assets	$43,961	$43,588

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	3,990	3,837
Accrued payroll and other compensation	521	469
Accrued income taxes	109	145
Other accrued taxes	102	239
Other liabilities and accrued expenses	1,871	1,623
Current liabilities – discontinued operations	—	391

Total current liabilities	6,594	6,705

Obligations under capital leases	233	233
Other noncurrent liabilities	2	9

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(21,000)	(21,483)
Accumulated other comprehensive loss	(2)	(10)

Total shareholders’ equity	37,132	36,641

Total liabilities and shareholders’ equity	$43,961	$43,588

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Income (loss) from continuing operations	$119	$(33)
Reconciliation of loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	518	489
Amortization of investments	(3)	(1)
Provision (benefit) for losses on accounts receivable	6	(115)
Change in operating assets and liabilities:
Accounts receivable	(491)	(277)
Prepaid expenses	(33)	23
Other current assets	(42)	25
Accounts payable	153	(598)
Accrued payroll and other compensation	52	28
Accrued income taxes	(36)	—
Other accrued taxes	(137)	(153)
Other liabilities and accrued expenses	248	120
Other noncurrent liabilities	(7)	(6)

Net cash provided by (used in) operating activities from continuing operations	347	(498)
Net cash (used in) provided by operating activities from discontinued operations	(3)	1,392

Net cash provided by operating activities	344	894

Investing activities:
Purchases of available-for-sale investments	(68)	(1,393)
Proceeds from the maturity/sale of available-for-sale investments	—	1,400
Capital expenditures	(256)	(530)
Proceeds from disposal of property and equipment	—	3
Payments received on note for sale of facility	—	1,000

Net cash (used in) provided by investing activities from continuing operations	(324)	480
Net cash provided by investing activities from discontinued operations	1,881	299

Net cash provided by investing activities	1,557	779

Increase in cash and cash equivalents	1,901	1,673
Cash and cash equivalents at beginning of year	7,759	7,861

Cash and cash equivalents at end of period	$9,660	$9,534

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2006

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2006, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2006 and 2005.

Note 3. Investment Securities

Avalon held available-for-sale securities of $4,512,000 and $4,433,000 at June 30, 2006 and December 31, 2005, respectively and are included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments.” As a result of the classification of these securities as available-for-sale, Avalon recognized unrealized gains, net of applicable income taxes, of $5,000 during the three month period ended June 30, 2006 and unrealized gains of $8,000 during the six month period ended June 30, 2006, as a component of comprehensive income (loss). Avalon recognized unrealized gains, net of applicable income taxes of $4,000 during the three month period ended June 30, 2005 and unrealized losses of $5,000 during the six month period ended June 30, 2005, as a component of comprehensive income (loss).

Information regarding investment securities consists of the following (in thousands):

	June 30, 2006			December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury Notes	$1,400	$(2)	$1,398	$1,397	$(10)	$1,387
Certificates of Deposit	3,114	—	3,114	3,046	—	3,046

	$4,514	$(2)	$4,512	$4,443	$(10)	$4,433

The amortized cost and estimated fair value of available-for-sale investments at June 30, 2006, by contractual maturity, consists of the following (in thousands):

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,514	$4,512
Due after one year through five years	—	—

Total	$4,514	$4,512

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$481	$(75)	$483	$37
Unrealized gain (loss) on available-for-sale securities	5	4	8	(5)

Comprehensive (loss) income	$486	$(71)	$491	$32

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

In the fourth quarter of 2001, the remediation business recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group, Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim. Such amount was recorded as income in discontinued operations in the third quarter of 2004. The monies were received in February 2005 and are included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash (used in) provided by operating activities from discontinued operations” for the six months ended June 30, 2005. In the second quarter of 2006, Avalon determined that the remediation business was no longer obligated to pay the remaining accounts payable associated with this project. Therefore, Avalon wrote off approximately $.4 million of accounts payable and such amount is included in discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006.

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA, Inc.’s balance sheet items from March 31, 2004 to June 30, 2004 and was paid in September 2004. On June 30, 2005, BMC paid Avalon the remaining balance of the promissory note which amounted to approximately $.9 million and is included in the Condensed Consolidated Statements of Cash Flows under the caption “Payments received on note for sale of facility” for the six months ended June 30, 2005.

In January 2004, Avalon discontinued the operations of the engineering and consulting business because the business began to experience losses and Avalon believed that the losses were likely to continue in the future. The results of these operations are included in discontinued operations.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result, the building was classified as held-for-sale and the expenses related to the maintenance and operations of the building were included in discontinued operations. In October 2005, Avalon reached an agreement in principal with a third party to sell the building for $2.0 million. In December 2005, Avalon and the third party signed an agreement for the sale of the building. Avalon completed the sale of the building in May, 2006 and received $1.8 million which represented the selling price less the costs to sell the building and is included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by investing activities from discontinued operations” for the six months ended June 30, 2006. Avalon incurred a loss of approximately $20,000 on the sale of the building which is included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of two golf courses, a travel agency and two clubhouses that provide dining and banquet facilities. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2006, one customer and its affiliates accounted for approximately 10% of the waste management services segment’s net operating revenues to external customers and approximately 8% of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2005, one customer and its affiliates accounted for approximately 13% of the waste management services segment’s net operating revenues to external customers and approximately 11% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues from:
Waste management services:
External customers revenues	$7,560	$7,193	$15,622	$13,875
Intersegment revenues	—	—	—	4

Total waste management services	7,560	7,193	15,622	13,879

Golf and related operations:
External customers revenues	1,670	1,546	2,532	2,294
Intersegment revenues	18	15	25	22

Total golf and related operations	1,688	1,561	2,557	2,316

Segment operating revenues	9,248	8,754	18,179	16,195
Intersegment eliminations	(18)	(15)	(25)	(26)

Total net operating revenues	$9,230	$8,739	$18,154	$16,169

Income (loss) from continuing operations before taxes:
Waste management services	$664	$688	$1,411	$1,490
Golf and related operations	(71)	(116)	(295)	(321)
Other business	—	—	—	(1)

Segment income before taxes	593	572	1,116	1,168
Corporate interest income	118	54	216	94
Corporate other income, net	3	2	5	23
General corporate expenses	(604)	(693)	(1,218)	(1,318)

Income (loss) from continuing operations before taxes	$110	$(65)	$119	$(33)

Interest income:
Waste management services	$20	$22	$43	$43
Golf and related operations	3	2	5	5
Corporate	118	54	216	94

Total	$141	$78	$264	$142

	June 30, 2006	December 31, 2005
Identifiable assets:

Waste management services	$7,497	$6,165
Golf and related operations	19,832	19,822
Other businesses	828	828
Corporate	34,570	33,369
Discontinued operations	5	1,909

Subtotal	62,732	62,093
Elimination of intersegment receivables	(18,771)	(18,505)

Total	$43,961	$43,588

Note 8. Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The provisions for this statement are effective as of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. As of June 30, 2006, Avalon has not entered into any share-based transactions for employee services and, as such, the adoption of SFAS No. 123-R had no impact on Avalon’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of AFB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. APB No. 20 “Accounting Changes”, previously required that voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The statement is effective as of January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on Avalon’s consolidated financial statements.

Note 9. Subsequent Event

In July 2006, Avalon reached a verbal agreement with the Sharon Country Club located in Sharon, Pennsylvania, which is approximately 25 miles from the corporate headquarters of Avalon, to acquire its assets for approximately $.9 million. The primary assets of the Sharon Country Club include the golf course and clubhouse. Subject to due diligence and Board approval, the purchase is expected to be completed in the next two months.

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

Liquidity and Capital Resources

For the first six months of 2006, Avalon utilized cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2006 are estimated to be in the range of $.5 million to $1.0 million. Such expenditures will principally relate to building improvements, the purchase of golf equipment and the development of software for Avalon’s golf and restaurant operations. This estimate does not include any expenditures that might be made with respect to the Sharon Country Club acquisition discussed below. During the first six months of 2006, capital expenditures for Avalon totaled approximately $.3 million which was principally related to building improvements and the development of software for Avalon’s golf and restaurant operations.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $6.3 million of leasehold improvements as of June 30, 2006. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

In July 2006, Avalon reached a verbal agreement with the Sharon Country Club located in Sharon, Pennsylvania, which is approximately 25 miles from the corporate headquarters of Avalon, to acquire its assets for approximately $.9 million. The primary assets of the Sharon Country Club include the golf course and clubhouse. Subject to due diligence and Board approval the purchase is expected to be completed within the next two months.

In May 2006, Avalon completed the sale of the building located in Export, Pennsylvania and received $1.8 million which represented the selling price less the costs to sell the building. The building had been used by the technical environmental services operations which have been discontinued.

Working capital was $14.3 million at June 30, 2006 compared with $11.6 million at December 31, 2005. The increase is primarily due to increased cash and cash equivalents as a result of receiving approximately $1.8 million for the sale of the building in Export, Pennsylvania and increased accounts receivable of the waste management services and golf and related operations segments as a result of increased net operating revenues.

The increase in accounts payable of $.2 million at June 30, 2006 compared with December 31, 2005 is primarily due to an increase in accounts payable of the waste brokerage and management services operations as a result of the timing of payments to disposal facilities and transporters in the ordinary course of business.

The increase in other current liabilities and accrued expenses at June 30, 2006 compared with December 31, 2005 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.2 million at December 31, 2005 to $1.3 million at June 30, 2006.

Management believes that anticipated cash provided from future operations, existing working capital, as well as Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. Avalon does not currently have a credit facility.

Several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and is giving consideration to the possibility of acquiring one or more additional golf courses. Avalon will continue to consider acquisitions that make economic sense. Such potential acquisitions could be financed by existing working capital, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2006 increased to $9.2 million compared with $8.7 million in the prior year’s second quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $7.8 million in the second quarter of 2006 compared with $7.4 million in the prior year quarter. The increase in costs of operations is primarily due to higher net operating revenues of the waste management services segment in which costs have a direct relationship to revenue. Consolidated selling, general and administrative expenses decreased slightly in the second quarter of 2006 compared with the second quarter of 2005. Avalon recorded income from continuing operations of $.1 million or $.03 per share for the second quarter of 2006 compared with a loss from continuing operations of $.1 million in the second quarter of 2005 or a loss of $.02 per share.

For the first six months of 2006, net operating revenues increased to $18.2 million compared with $16.2 million for the first six months of 2005. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations were $15.3 million for the first six months of 2006 compared with $13.6 million for the first six months of 2005. The increase is primarily the result of an increase in the costs of operations directly associated with higher net operating revenues of the waste management services segment and the golf and related operations segment. Consolidated selling, general and administrative expenses increased to $3.1 million for the first six months of 2006 compared with $2.8 million for the first six months of 2005. Avalon recorded income from continuing operations of $.1 million or $.03 per share for the first six months of 2006 compared with a loss from continuing operations of $33,000 or a loss of $.01 per share for the prior year period.

Performance in the Second Quarter of 2006 compared with the Second Quarter of 2005

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $7.6 million in the second quarter of 2006 compared with $7.2 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations increased slightly in the second quarter of 2006 compared with the second quarter of the prior year. Income from continuing operations before taxes for the waste management services segment was $.7 million in both the second quarter of 2006 and 2005, although average gross margins of the waste brokerage and management services operations were slightly lower in the second quarter of 2006 compared with the second quarter of 2005. Income from continuing operations of the captive landfill operations increased slightly in the second quarter of 2006 compared with the second quarter of the prior year.

Net operating revenues of the golf and related operations were $1.7 million in the second quarter of 2006 compared with $1.6 million in the second quarter of the prior year. The increase in net operating revenues is primarily due to an increase in the average number of members during the second quarter of 2006 compared with the second quarter of 2005 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $71,000 in the second quarter of 2006 compared with a loss from continuing operations before taxes of $116,000 in the second quarter of the prior year. The improvement is primarily due to increased net operating revenues as described above and increased rental income, partially offset by increased depreciation expense and increased employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $141,000 in the second quarter of 2006 compared with $78,000 in the second quarter of 2005. The increase is primarily the result of higher average cash and cash equivalents invested during the second quarter of 2006 compared with the second quarter of the prior year and higher average investment rates.

General corporate expenses

General corporate expenses were $.6 million in the second quarter of 2006 compared with $.7 million in the second quarter of 2005. The decrease is primarily the result of a decrease in legal fees.

Net income

Avalon recorded net income of $.5 million in the second quarter of 2006 compared with a net loss of $.1 million in the second quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the second quarter of 2006 and 2005. The income tax provision for the second quarter of 2006 and the deferred tax benefit for the second quarter of 2005 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first six months of 2006 compared with the first six months of 2005

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $15.6 million in the first six months of 2006 compared with $13.9 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations increased slightly in the first six months of 2006 compared with the first six months of 2005. Income before taxes for the waste management services segment decreased to $1.4 million in the first six months of 2006 compared with $1.5 million in the first six months of the prior year. The first six months of 2005 included a decrease in the provision for losses on accounts receivable as a result of recoveries of approximately $142,000 of accounts receivable from two customers which had previously filed bankruptcy. Excluding the decrease in the provision for losses on accounts receivable in the first six months of 2005, income from continuing operations before taxes increased slightly in the first six months of 2006. The increase is primarily a result of an increase in the level of business of the waste brokerage and management operations, although average gross margins were slightly lower and employee costs were higher during the first six months of 2006 compared with the first six months of the prior year. Income from continuing operations before taxes of the captive landfill operations increased slightly in the first six months of 2006 compared with the first six months of 2005 primarily as a result of increased net operating revenues.

Net operating revenues of the golf and related operations segment were $2.6 million in the first six months of 2006 compared with $2.3 million in the first six months of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were unavailable for play during the first three months of 2006 and 2005 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first six months of 2006 compared with the first six months of 2005 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $295,000 in the first six months of 2006 compared with a loss from continuing operations before taxes of $321,000 in the first six months of the prior year. The decreased loss from continuing operations before taxes is primarily due to the increased net operating revenues as described above and increased rental income, partially offset by increased depreciation expense and increased employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $264,000 in the first six months of 2006 compared with $142,000 in the first six months of 2005. The increase is primarily the result of higher average cash and cash equivalents invested during the first six months of 2006 compared with the first six months of the prior year and higher average investment rates.

General corporate expenses

General corporate expenses were $1.2 million in the first six months of 2006 compared with $1.3 million in the first six months of 2005. The decrease is primarily the result of a decrease in legal fees in the first six months of 2006 compared with the first six months of 2005.

Net income

Avalon recorded net income of $.5 million in the first six months of 2006 compared with net income of $37,000 in the first six months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the first six months of 2006 and 2005. The income tax provision for the first six months of 2006 and 2005 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has two championship golf courses and a clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts, a fitness center and dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although Avalon has

had an increase in the number of members of the Avalon Golf and Country Club, as of June 30, 2006, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

Management is currently evaluating Avalon’s strategic direction for the future. While there are no specific transactions under negotiation or pending at this time, other than the Sharon Country Club transaction discussed elsewhere in this report, Avalon does not necessarily intend to limit itself in the future to lines of business which it has historically conducted.

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

On July 21, 2006 Avalon announced a verbal agreement to acquire the Sharon Country Club.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 10, 2006	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)