Form 10-Q
period 2006-09-30
AVALON HOLDINGS CORP
filed 2006-11-13
CIK 1061069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of November 9, 2006.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues	$11,130	$9,517	$29,284	$25,686

Costs and expenses:
Costs of operations	9,211	7,821	24,549	21,404
Selling, general and administrative expenses	1,633	1,480	4,709	4,316

Operating income (loss) from continuing operations	286	216	26	(34)

Other income (expense):
Interest expense	(4)	(3)	(11)	(10)
Interest income	173	88	437	230
Other income, net	48	55	170	137

Income from continuing operations before income taxes	503	356	622	323
Provision (benefit) for income taxes	—	—	—	—

Income from continuing operations	503	356	622	323

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(2)	(336)	362	(266)
Provision (benefit) for income taxes	—	—	—	—

(Loss) income from discontinued operations	(2)	(336)	362	(266)

Net income	$501	$20	$984	$57

Net income per share from continuing operations (Note 2)	$.13	$.09	$.16	$.08

Net income (loss) per share from discontinued operations (Note 2)	$—	$(.09)	$.10	$(.07)

Net income per share (Note 2)	$.13	$—	$.26	$.01

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$14,111	$7,759
Short-term investments	—	4,433
Accounts receivable, net	7,683	5,639
Prepaid expenses	345	220
Other current assets	229	255
Current assets – discontinued operations	—	29

Total current assets	22,368	18,335

Property and equipment, less accumulated depreciation and amortization of $5,669 in 2006 and $5,139 in 2005	17,237	17,571
Leased property under capital leases, less accumulated depreciation and amortization of $616 in 2006 and $385 in 2005	5,692	5,740
Other assets, net	62	61
Noncurrent assets – discontinued operations	—	1,881

Total assets	$45,359	$43,588

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,908	3,837
Accrued payroll and other compensation	625	469
Accrued income taxes	107	145
Other accrued taxes	179	239
Other liabilities and accrued expenses	1,671	1,623
Current liabilities – discontinued operations	—	391

Total current liabilities	7,491	6,705

Obligations under capital leases	233	233
Other noncurrent liabilities	—	9

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(20,499)	(21,483)
Accumulated other comprehensive loss	—	(10)

Total shareholders’ equity	37,635	36,641

Total liabilities and shareholders’ equity	$45,359	$43,588

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Income from continuing operations	$622	$323
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	785	736
Amortization of investments	(15)	(3)
Provision (benefit) for losses on accounts receivable	6	(113)
Loss (gain) from disposal of property and equipment	3	(2)
Change in operating assets and liabilities:
Accounts receivable	(2,050)	(614)
Prepaid expenses	(125)	(109)
Other current assets	26	57
Other assets	(2)	—
Accounts payable	1,071	(276)
Accrued payroll and other compensation	156	45
Accrued income taxes	(38)	—
Other accrued taxes	(60)	(63)
Other liabilities and accrued expenses	48	105
Other noncurrent liabilities	(9)	(9)

Net cash provided by operating activities from continuing operations	418	77
Net cash provided by operating activities from discontinued operations	—	1,361

Net cash provided by operating activities	418	1,438

Investing activities:
Purchases of investment securities	(94)	(4,408)
Proceeds from the maturity/sale of investment securities	4,552	1,600
Capital expenditures	(405)	(801)
Proceeds from disposal of property and equipment	—	5
Payments received on note from the sale of DartAmericA, Inc.	—	1,000

Net cash provided by (used in) investing activities from continuing operations	4,053	(2,604)
Net cash provided by investing activities from discontinued operations	1,881	298

Net cash provided by (used in) investing activities	5,934	(2,306)

Increase (decrease) in cash and cash equivalents	6,352	(868)
Cash and cash equivalents at beginning of year	7,759	7,861

Cash and cash equivalents at end of period	$14,111	$6,993

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2006, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2006 and 2005.

Note 3. Investment Securities

Avalon held available-for-sale securities of $4,433,000 at December 31, 2005. Such securities are included in the Condensed Consolidated Balance Sheets under the caption “Short-term investments.” During the third quarter of 2006, as these investments matured, Avalon invested these monies in shorter term investments and, as such, these investments were reclassified to cash and cash equivalents. As a result of the classification of these securities as available-for-sale during the first nine months of 2006, Avalon recognized unrealized gains, net of applicable income taxes, of $2,000 during the three month period ended September 30, 2006 and $10,000 during the nine month period ended September 30, 2006, as a component of comprehensive income. Avalon recognized unrealized losses, net of applicable income taxes, of $4,000 during the three month period ended September 30, 2005, and $9,000 during the nine month period ended September 30, 2005, as a component of comprehensive income (loss). Accumulated other comprehensive income (loss) was $-0- at September 30, 2006.

Information regarding investment securities consists of the following (in thousands):

	September 30, 2006			December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Certificates of Deposit	$—	$—	$—	$1,397	$(10)	$1,387
U.S. Treasury Notes	—	—	—	3,046	—	3,046

Total	$—	$—	$—	$4,443	$(10)	$4,433

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$501	$20	$984	$57
Unrealized (loss) gain on available-for-sale securities	2	(4)	10	(9)

Comprehensive income	$503	$16	$994	$48

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

In the fourth quarter of 2001, the remediation business recorded a pretax charge of $2.2 million to the provision for losses on accounts receivable as a result of IT Group, Inc., and most of its subsidiaries, including IT Corporation (“IT”), having filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. The remediation business had performed services as a subcontractor to IT for which it had not received payment. In the fourth quarter of 2002, the remediation business purchased from IT, for a nominal amount, the receivable relating to the contract under which it had performed services. The remediation business subsequently filed for binding arbitration under the provisions of the contract for payment of such receivable. On October 25, 2004, as a result of such arbitration, the remediation business was awarded, after offsets for counterclaims, the net amount of $1.4 million, plus interest of $.1 million for its claim. Such amount was recorded as income in discontinued operations in the third quarter of 2004. The monies were received in February 2005 and are included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by operating activities from discontinued operations” for the nine months ended September 30, 2005. In the second quarter of 2006, Avalon determined that the remediation business was no longer obligated to pay the remaining accounts payable associated with this project. Therefore, Avalon wrote off approximately $.4 million of accounts payable and such amount is included in discontinued operations in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006.

On July 15, 2004, Avalon completed the sale of DartAmericA, Inc. for a selling price of approximately $4.2 million. At the closing, BMC International, Inc. (“BMC”) delivered to Avalon $3 million in cash and a secured promissory note of $1 million payable in 6 monthly installments of interest only and 54 equal monthly installments of $21,583 commencing February 15, 2005. The balance of the selling price, $.2 million, was based upon changes in certain of DartAmericA, Inc.’s balance sheet items from March 31, 2004 to June 30, 2004 and was paid in September 2004. On June 30, 2005, BMC paid Avalon the remaining balance of the promissory note which amounted to approximately $.9 million and is included in the Condensed Consolidated Statements of Cash Flows under the caption “Payments received on note for sale of facility” for the nine months ended September 30, 2005.

In January 2004, Avalon discontinued the operations of the engineering and consulting business because the business began to experience losses and Avalon believed that the losses were likely to continue in the future. The results of these operations are included in discontinued operations.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. As a result, the building was classified as held-for-sale and the expenses related to the maintenance and operations of the building were included in discontinued operations. In October 2005, Avalon reached an agreement in principal with a third party to sell the building for $2.0 million. In December 2005, Avalon and the third party signed an agreement for the sale of the building. Avalon completed the sale of the building in May, 2006 and received $1.8 million which represented the selling price less the costs to sell the building and is included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by investing activities from discontinued operations” for the nine months ended September 30, 2006. Avalon incurred a loss of approximately $20,000 on the sale of the building which is included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of two golf courses, a travel agency and a clubhouse that provides dining and banquet facilities. Revenue for the golf and related operations segment consists primarily of membership dues, merchandise, food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenue at both September 30, 2006 and December 31, 2005 was $1.2 million and is included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2006, no customer accounted for ten percent or more of Avalon’s consolidated net operating revenues. For the nine months ended September 30, 2005, one customer and its affiliates accounted for approximately 12% of the waste management services segment’s net operating revenues to external customers and approximately 10% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues from:
Waste management services:
External customers revenues	$9,036	$7,601	$24,658	$21,476
Intersegment revenues	—	—	—	4

Total waste management services	9,036	7,601	24,658	21,480

Golf and related operations:
External customers revenues	2,094	1,916	4,626	4,210
Intersegment revenues	17	14	42	36

Total golf and related operations	2,111	1,930	4,668	4,246

Segment operating revenues	11,147	9,531	29,326	25,726
Intersegment eliminations	(17)	(14)	(42)	(40)

Total net operating revenues	$11,130	$9,517	$29,284	$25,686

Income (loss) from continuing operations before taxes:
Waste management services	$863	$701	$2,274	$2,191
Golf and related operations	112	166	(183)	(155)
Other business	—	(1)	—	(2)

Segment income before taxes	975	866	2,091	2,034

Corporate interest income	149	65	365	159
Corporate other income, net	5	13	10	36
General corporate expenses	(626)	(588)	(1,844)	(1,906)

Income from continuing operations before taxes	$503	$356	$622	$323

Interest income:
Waste management services	$22	$21	$65	$64
Golf and related operations	2	2	7	7
Corporate	149	65	365	159

Total	$173	$88	$437	$230

	September 30, 2006	December 31, 2005
Identifiable assets:
Waste management services	$9,524	$6,165
Golf and related operations	19,732	19,822
Other businesses	—	828
Corporate	35,171	33,369
Discontinued operations	—	1,909

Subtotal	64,427	62,093
Elimination of intersegment receivables	(19,068)	(18,505)

Total	$45,359	$43,588

The increase in the identifiable assets of the waste management services segment of $3.4 million is primarily as a result of an increase in accounts receivable of $1.9 million and an increase in intersegment transactions of $1.5 million which are eliminated in consolidation. The $1.8 million increase in corporate identifiable assets is principally related to an increase in cash and cash equivalents.

Note 8. Recently Issued Financial Accounting Standards

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for Avalon beginning January 1, 2007. Avalon’s currently assessing the potential impact that the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The provisions of SAB 108 are effective for the annual period ending after November 15, 2006. Avalon is currently determining the effect, if any, the adoption of SAB 108 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for Avalon beginning January 1, 2008. Avalon’s currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

Note 9. Subsequent Event

On October 23, 2006, Avalon completed the acquisition of the Sharon Country Club assets for approximately $1 million in cash and the assumption of certain leases and accounts payable. The primary assets of the Sharon Country Club include the golf course and clubhouse. The Sharon Country Club is located in Sharon, Pennsylvania which is approximately 25 miles from the corporate headquarters of Avalon.

Avalon intends to operate the Sharon Country Club facilities as part of its Avalon Golf and Country Club. Avalon also plans to renovate the clubhouse and construct additional banquet and recreational facilities. Such renovation and construction is expected to cost between $5 million and $6 million and is expected to be completed in the second quarter of 2007.

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

Liquidity and Capital Resources

For the first nine months of 2006, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2006 are expected to be in the range of $.5 million to $.7 million. Such expenditures will principally relate to building improvements, the purchase of golf equipment and the development of software for Avalon’s golf and restaurant operations. This estimate does not include any expenditures related to the Sharon Country Club acquisition discussed below. During the first nine months of 2006, capital expenditures for Avalon totaled approximately $.4 million which was principally related to the purchase of golf equipment and the development of software for Avalon’s golf and restaurant operations.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $6.3 million of leasehold improvements as of September 30, 2006. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

On October 23, 2006, Avalon completed the acquisition of the Sharon Country Club assets for approximately $1 million in cash and the assumption of certain leases and accounts payable. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon intends to operate the Sharon Country Club facilities as part of its Avalon Golf and Country Club. Avalon also plans to renovate the clubhouse and construct additional banquet and recreational facilities. Such renovation and construction is expected to cost between $5 million and $6 million and is expected to be completed in the second quarter of 2007.

In May 2006, Avalon completed the sale of the building located in Export, Pennsylvania and received $1.8 million which represented the selling price less the costs to sell the building. The building had been used by the technical environmental services operations which have been discontinued.

Working capital was $14.9 million at September 30, 2006 compared with $11.6 million at December 31, 2005. The increase is primarily the result of increased cash and cash equivalents and accounts receivable, partially offset by a decrease in short-term investments and an increase in accounts payable.

The increase in cash and cash equivalents was primarily due to receiving approximately $1.8 million from the sale of the building in Export, Pennsylvania and investing the monies from short-term investments, which matured in the third quarter of 2006, in shorter term investments. As a result, such shorter term investments were classified as cash and cash equivalents instead of short-term investments.

The increase in accounts receivable of $2.0 million at September 30, 2006 compared with December 31, 2005 is primarily due to increased net operating revenues of the waste management services segment in the third quarter of 2006 compared with the fourth quarter of 2005.

The increase in accounts payable of $1.1 million at September 30, 2006 compared with December 31, 2005 is primarily a result of increased payables due transporters and disposal facilities used by the waste brokerage and management services operations. Such increase resulted from increased net operating revenues of the waste brokerage waste management operations in the third quarter of 2006 compared with the fourth quarter of 2005 and the timing of payments to disposal facilities and transporters in the ordinary course of business.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2006 increased to $11.1 million compared with $9.5 million in the prior year’s third quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $9.2 million in the third quarter of 2006 compared with $7.8 million in the prior year quarter. The increase is primarily the result of an increase in transportation and disposal costs which are directly associated with higher net operating revenues of the waste management services segment. Consolidated selling, general and administrative expenses increased to $1.6 million in the third quarter of 2006 compared with $1.5 million in the third quarter of 2005. Avalon recorded income from continuing operations of $.5 million or $.13 per share, in the third quarter of 2006 compared with income from continuing operations of $.4 million or $.09 per share, in the third quarter of 2005.

For the first nine months of 2006, net operating revenues increased to $29.3 million compared with $25.7 million for the first nine months of 2005. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations were $24.5 million for the first nine months of 2006 compared with $21.4 million for the first nine months of 2005. The increase is primarily the result of an increase in transportation and disposal costs which are directly associated with higher net operating revenues of the waste management services segment. Consolidated selling, general and administrative expenses increased to $4.7 million for the first nine months of 2006 compared with $4.3 million for the first nine months of 2005. For the first nine months of 2005, consolidated selling, general and administrative expenses included a decrease in the provision for losses on accounts receivable of approximately $.2 million primarily as a result of recoveries of accounts receivable from two customers which had previously filed bankruptcy. Avalon recorded income from continuing operations of $.6 million or $.16 per share, for the first nine months of 2006 compared with income from continuing operations of $.3 million or $.08 per share, for the prior year period.

Performance in the Third Quarter of 2006 compared with the Third Quarter of 2005

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $9.0 million in the third quarter of 2006 compared with $7.6 million in the third quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations also increased in the third quarter of 2006 compared with the third quarter of the prior year primarily due to an increase in the volume of waste disposed of at the landfill. Income from continuing operations before taxes for the waste management services segment increased to $.9 million in the third quarter of 2006 compared with $.7 million in the third quarter of the prior year, primarily as a result of an increase in the level of business of the waste brokerage and management business. Income from continuing operations before taxes of the captive landfill operations increase slightly in the third quarter of 2006 compared with the third quarter of the prior year as a result of the increase in the volume of waste disposed.

Net operating revenues of the golf and related operations were $2.1 million in the third quarter of 2006 compared with $1.9 million in the third quarter of the prior year. The increase in net operating revenues is primarily due to an increase in membership dues as a result of a higher average number of members in the third quarter of 2006 compared with the third quarter of 2005 and increased merchandise, food and beverage sales. The golf and related operations segment recorded income from continuing operations before taxes of $.1 million in the third quarter of 2006 compared with $.2 million in the third quarter of 2005. The decrease is primarily the result of increased maintenance costs of the golf courses, increased depreciation, employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $.2 million in the third quarter of 2006 compared with $.1 million in the third quarter of 2005. The increase is primarily the result of additional cash invested in short-term investments and higher average investment rates.

General corporate expenses

General corporate expenses were $.6 million in both the third quarter of 2006 and 2005.

Net income

Avalon recorded net income of $.5 million in the third quarter of 2006 compared with net income of $20,000 in the third quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the third quarter of 2006 and 2005. The income tax provision in both the third quarter of 2006 and 2005 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first nine months of 2006 compared with the first nine months of 2005

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $24.7 million in the first nine months of 2006 compared with $21.5 million in the first nine months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations also increased in the first nine months of 2006 compared with the first nine months of 2005 primarily due to an increase in the volume of waste disposed of at the landfill. Income from continuing operations before taxes for the waste management services segment increased to $2.3 million in the first nine months of 2006 compared with $2.2 million in the first nine months of the prior year, primarily as a result of an increase in the level of the waste brokerage and management services provided. For the first nine months of 2005, income from continuing operations before taxes included a decrease in the provision for losses on accounts receivable as a result of recoveries of approximately $142,000 of accounts receivable from two customers which had previously filed bankruptcy. Income from continuing operations before taxes of the captive landfill management operations increased slightly in the first nine months of 2006 compared with the first nine months of 2005 as a result of an increase in the volume of waste disposed.

Net operating revenues of the golf and related operations segment were $4.7 million in the first nine months of 2006 compared with $4.2 million in the first nine months of the prior year. The golf courses, which are located in Warren, Ohio and Vienna, Ohio, were unavailable for play during the first three months of 2006 and 2005 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in membership dues as a result of a higher average number of members during the first nine months of 2006 compared with the first nine months of 2005 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $.2 million in the both first nine months of 2006 and 2005. Although net operating revenues increased in the first nine months of 2006 compared with the first nine months of 2005, the golf and related operations segment incurred higher maintenance costs at the golf courses, in addition to, increased depreciation, employee and operating costs associated with operating the Squaw Creek facilities in which the dining and banquet facilities are located.

Interest income

Interest income was $.4 million in the first nine months of 2006 compared with $.2 million in the first nine months of 2005. The increase is primarily the result of a higher amount of average cash invested during the first nine months of 2006 compared with the first nine months of the prior year and higher average investment rates.

General corporate expenses

General corporate expenses were $1.8 million in the first nine months of 2006 compared with $1.9 million in the first nine months of 2005. The decrease is primarily the result of decreased legal fees in the first nine months of 2006 compared with the first nine months of 2005.

Net income

Avalon recorded net income of $1 million in the first nine months of 2006 compared with net income of $57,000 in the first nine months of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in both the first nine months of 2006 and 2005. The income tax provision for the first nine months of 2006 and 2005 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has two championship golf courses and a clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts, a fitness center and dining and banquet facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the Squaw Creek and Avalon Lakes facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although Avalon has had an increase in the number of members of the Avalon Golf and Country Club, as of September 30, 2006, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

In addition, on October 23, 2006, Avalon acquired the assets of the Sharon Country Club. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon plans to renovate the clubhouse and construct additional banquet and recreational facilities. Avalon intends to operate the Sharon Country Club as part of its Avalon Golf and Country Club. The primary source of revenues will be derived from additional members and current members of the Avalon Golf and Country Club. Avalon believes that with the addition of the Sharon Country Club, it will be able to significantly increase the membership. There can be no assurance as to when such increased membership will be attained. Failure by Avalon to attain the increased membership could adversely affect the future financial performance of Avalon.

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

Management is evaluating Avalon’s strategic direction for the future. While there are no specific transactions under negotiation or pending at this time, Avalon does not necessarily intend to limit itself in the future to lines of business which it has historically conducted. Avalon recently completed the acquisition of the Sharon Country Club assets discussed elsewhere in this report.

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

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 21, 2006 Avalon announced a verbal agreement to acquire the Sharon Country Club assets.

On October 23, 2006 Avalon announced the completion of the acquisition of the Sharon Country Club assets.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION (Registrant)

Date: November 10, 2006	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)