Form 10-K
period 2006-12-31
AVALON HOLDINGS CORP
filed 2007-03-20
CIK 1061069

2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 20, 2007 was $24 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 20, 2007 was approximately $11,200. The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of March 2, 2007.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2006 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2007 Annual Meeting of Shareholders are

incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2006 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K

PART 1

ITEM 1.	BUSINESS

General

Avalon Holdings Corporation (“Avalon”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). Pursuant to the terms of a Contribution and Distribution Agreement dated as of May 7, 1998 between Avalon and AWS, AWS contributed to Avalon its transportation operations, technical environmental services operations, waste disposal brokerage and management operations, and golf course and related operations, together with certain other assets including the headquarters of AWS and certain accounts receivable. In connection with the contribution, Avalon also assumed certain liabilities of AWS. On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the “Spin-off”). In 2002, Avalon sold the assets of the analytical laboratory business and in January 2004, sold the remediation business and discontinued the engineering and consulting business, all of which were part of the technical environmental services operations. In July 2004, Avalon sold its transportation operations. The history and organization of the remaining operations, some of which were contributed to Avalon as a result of the Spin-off, are described below.

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a former subsidiary of AWS and now a subsidiary of Avalon, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. The Avalon corporate headquarters building has been remodeled to include a clubhouse, restaurant and pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

In 1995, American Waste Management Services, Inc. (“AWMS”) commenced its waste disposal brokerage and management operations and in 1997, American Landfill Management, Inc. (“ALMI”) started its captive landfill management operations. Both companies were contributed to Avalon by AWS and now are subsidiaries of Avalon.

In November 2003, TBG, Inc. (“TBG”), a subsidiary of ALGI, entered into a long-term lease agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. As a result of the transaction, Avalon created a newly organized subsidiary, Avalon Golf and Country Club, Inc. (“AGCC”) which manages the golf courses and related operations.

On October 23, 2006, Avalon, through a newly created subsidiary, Avalon Country Club at Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon intends to operate the Sharon Country Club facilities as part of its Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. The golf and related operations segment includes the operation and management of golf courses, dining and banquet facilities and a travel agency.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2006, 2005 and 2004, the net operating revenues of the waste management services segment represented approximately 85%, 84% and 85%, respectively, of Avalon’s total segments’ net operating revenues. For the year 2006, no one customer accounted for 10% or more of Avalon’s consolidated net operating revenues. For the years 2005 and 2004, one customer of the waste management services segment, Timken Company, accounted for approximately 11% and 14%, respectively, of the segment’s net operating revenues and 9% and 12%, respectively, of Avalon’s consolidated net operating revenues.

American Waste Management Services, Inc. (“AWMS”) assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer’s needs.

Because waste generators remain liable for their waste, both before and after disposal, they require assurance that their waste will be safely and properly transported, treated and disposed of. To give customers this confidence, as well as to limit its own potential liability, AWMS has instituted procedures designed to minimize the risks of improper handling or disposal of waste.

Before AWMS will provide waste brokerage or management services, a potential customer must complete a detailed waste profile setting forth the amount, chemical composition and any unique characteristics for each type of waste to be handled. Representative samples of the waste are analyzed by a state or federally certified laboratory. In addition, an AWMS representative generally inspects the process generating the waste, the location where the waste may be temporarily stored or the site of the remediation project producing the waste, and interviews representatives of the generator familiar with the waste. This inspection, along with the laboratory results, allows AWMS to determine whether the waste is within acceptable parameters for disposal and, if so, what special handling and treatment procedures must be instituted. If the waste is continuously generated, new representative samples are tested on a periodic basis.

These procedures are important to both AWMS and its customers because the key to proper handling of waste is accurate identification. Hazardous waste which is not identified as such, and thus, improperly disposed of can result in substantial liability to the waste generator, the disposal facility, AWMS and potentially to all other waste generators that have used the disposal site. Conversely, waste that could safely and legally be disposed of in a solid waste landfill, but is instead sent to a hazardous waste facility for treatment and disposal, will result in substantial and unnecessary expense to the generator.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency. For the years 2006, 2005 and 2004, the net operating revenues of the golf and related operations segment represented approximately 15%, 16%, and 15%, respectively, of Avalon’s total segments’ net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at both facilities. Membership requires payment of a one-time initiation fee as well as annual dues. Members receive several benefits including reduced greens fees and preferential tee times. Both the Avalon Lakes Golf Course and the Squaw Creek Golf Course are also available to the general public.

On October 23, 2006, Avalon, through its subsidiary Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon intends to operate the Sharon Country Club facilities as part of its Avalon Golf and Country Club.

Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in additional memberships in the Avalon Golf and Country Club. Although there has been a substantial increase in the number of members, as of December 31, 2006, the Avalon Golf and Country Club still has not attained its membership goals. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain a sufficient number of additional members could adversely affect the future financial performance of Avalon.

The golf courses are significantly dependent upon weather conditions during the golf season as a result of being located in northeast Ohio and western Pennsylvania. Avalon’s financial performance is adversely affected by adverse weather conditions.

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

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

Sales and Marketing

Avalon’s sales and marketing approach is decentralized, with each business segment being responsible for its own sales and marketing efforts. Each business segment employs its own sales force which concentrates on expanding its business.

Competition

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies, as well as, with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation has had the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

Avalon’s golf courses are located in Warren, Ohio, Vienna, Ohio and Sharon, Pennsylvania and compete with many public courses and country clubs in the area.

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

Employees

As of December 31, 2006, Avalon had 152 employees, 26 of whom were employed by the waste management services segment, 107 of whom were employed by the golf and related operations and 19 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Voting Control by Management

The holders of the Avalon Class B Common Stock (which has ten votes per share), consisting principally of the management of Avalon, have approximately 66 percent of the aggregate voting power of the outstanding Avalon Common Stock. Thus, the holders of the Avalon Class A Common Stock (which has one vote per share) will not, either alone or acting collectively, be able to elect a majority of the members of Avalon’s Board of Directors (the “Avalon Board”) or control many corporate actions. However, the holders of the Avalon Class A Common Stock, voting as a separate class, have the right to elect the number of directors equal to at least 25 percent of the total Board of Directors of Avalon until the outstanding Avalon Class B Common Stock constitutes less than 50 percent of the total voting power of the outstanding Avalon Common Stock, after which time the holders of the Avalon Class A and Class B Common Stock will vote as a single class for the election of directors and all matters presented for a vote to the shareholders. The holders of a majority of all outstanding shares of Class A Common Stock or Class B Common Stock, voting as separate classes, must also approve amendments to the Articles of Incorporation that adversely affect the shares of their class.

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

The Articles of Incorporation and Code of Regulations of Avalon, as well as, Ohio statutory law, contain provisions that may have the effect of discouraging an acquisition of control of Avalon not approved by the Avalon Board. Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of Avalon, even though such proposals, if made, might be considered desirable by a majority of the Avalon stockholders. Such provisions could also have the effect of making it more difficult for third parties to cause the replacement of the current management of Avalon without the concurrence of the Avalon Board. These provisions have been designed to enable Avalon to develop its business and foster its long-term growth without disruptions caused by the threat of a takeover not deemed by the Avalon Board to be in the best interest of Avalon and its stockholders.

Dividend Policy

The dividend policy of Avalon is determined by the Avalon Board. Avalon presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

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

The golf operations primary source of revenues is derived from the members of the Avalon Golf and Country Club. Members are obligated to pay dues for a one year period. As such, the golf operations are primarily dependent on the sale and renewal of memberships, on a year to year basis, of the Avalon Golf and Country Club.

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

Seasonality

Avalon’s operations are somewhat seasonal in nature since a significant portion of those operations are primarily conducted in selected northeastern and midwestern states. Additionally, Avalon’s golf courses are located in northeast Ohio and western Pennsylvania and are significantly dependent upon weather conditions during the golf season. As a result, Avalon’s financial performance could be adversely affected by adverse weather conditions.

Environmental Liabilities

Avalon may be subject to liability for environmental contamination caused by pollutants, the transportation, treatment or disposal of which was arranged for by Avalon or one of its predecessors.

Although Avalon has compliance guidelines for its waste brokerage and management services operations, Avalon could still incur a substantial liability for environmental damage not covered by or in excess of its insurance policy limits and, as such, its financial condition could be adversely affected.

Competitive pressures

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies, as well as, with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation may have the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

Golf Memberships and Liquor Licenses

Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of Squaw Creek, Avalon Lakes and the recently acquired Sharon Country Club facility will result in additional memberships in the Avalon Golf and Country Club. Although there has been a substantial increase in the number of members, as of December 31, 2006, the Avalon Golf and Country Club still has not attained its membership goals. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain a sufficient number of additional members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2006.

ITEM 2.	PROPERTIES

Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the Avalon Lakes Golf Course. The corporate and administrative offices of ALMI, AWMS and all the golf operations are located at the headquarters building of Avalon in Warren, Ohio. Avalon’s corporate headquarters building also includes a clubhouse, restaurant and pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

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

Avalon Country Club at Sharon, Inc. owns an 18-hole golf course and practice facility on approximately 130 acres and a clubhouse of approximately 9000 square feet. The clubhouse is currently being renovated and additional banquet and recreational facilities are being constructed.

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

No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2006.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2006 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	27
Dividend policy	27

ITEM 6. SELECTED FINANCIAL DATA
The information required by this item is included in the Digest of Financial Data for the years 2002 through 2006 under the captions Net operating revenues, Income (loss) from continuing operations, Income (loss) from discontinued operations, Net income (loss), Income (loss) per share from continuing operations, Income (loss) per share from discontinued operations, Net income (loss) per share, Total assets and Long-term obligations under capital leases	23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the sub caption “Market Risk” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors’ report regarding financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006	22

Financial Statements:
Consolidated Balance Sheets, December 31, 2006 and 2005	9
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	10
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	11
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2006	12
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004	12
Notes to Consolidated Financial Statements	13-21

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	59	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	56	Treasurer, Chief Financial Officer and Assistant Secretary
Frances R. Klingle	60	Chief Administrative Officer
Kenneth J. McMahon	54	Chief Executive Officer and President of American Waste Management Services, Inc.

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

Ronald E. Klingle has been a director and Chairman of the Board of Avalon since June 1998. He was Chief Executive Officer from June 1998 until December 2002 and reassumed the position in March 2004. He had been Chairman, Chief Executive Officer and a director of American Waste Services, Inc. from December 1988 to June 1998. Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of Avalon.

Timothy C. Coxson has been Chief Financial Officer, Treasurer and Assistant Secretary since March 2006. Mr. Coxson had been Chief Financial Officer and Treasurer of Avalon from June 1998 until he resigned in August 2004 to relocate to Florida. From September 2004 to March 2006, Mr. Coxson was Director of Corporate Services of Avalon. Mr. Coxson had been Executive Vice President, Finance, Treasurer, Chief Financial Officer and a director of American Waste Services, Inc. from May 1995 to June 1998. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

Kenneth J. McMahon has been Chief Executive Officer and President of American Waste Management Services, Inc. since June 1998. Mr. McMahon had previously been Executive Vice President, Sales and a director of American Waste Services, Inc. from September 1996 to June 1998. Mr. McMahon received a Bachelor of Business Administration degree in finance and his Master of Business Administration degree from Youngstown State University.

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

The information required by Item 11 is contained under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Board Committee Reports and Executive Compensation” and “Compensation of Directors and Executive Officers” in the Proxy Statement. The information under such captions is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is contained under the captions “Voting Securities and Principal Holders Thereof” and “Stock Ownership of Management” in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Independent Public Accountants” in the Proxy Statement which information under such captions is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2006 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2006, 2005 and 2004, should be read in conjunction with the previously referenced financial statements.

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

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2.

10.3	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.4	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrant’s Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net income (loss) per share” on page 15 of the 2006 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2006 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

21.1	Subsidiaries of Avalon Holdings Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 23, 2006, Avalon announced the completion of the acquisition of the Sharon Country Club assets.

(c) Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d) Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March, 2007.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 20th day of March, 2007.

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

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated February 9, 2007, which is included in the 2006 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2006. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
February 9, 2007

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) [1]	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts:

Year ended December 31,

2006	$320	$25	$—	$5	$340

2005	$569	$(250)	$—	$(1)	$320

2004	$527	$107	$—	$65	$569

[1]	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
13.1	2006 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002