Form 10-Q
period 2007-03-31
AVALON HOLDINGS CORP
filed 2007-05-11
CIK 1061069

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of May 9, 2007.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$11,310	$8,924

Costs and expenses:
Costs of operations	9,472	7,540
Selling, general and administrative expenses	1,691	1,547

Operating income (loss) from continuing operations	147	(163)

Other income (expense):
Interest expense	(5)	(4)
Interest income	152	123
Other income, net	58	53

Income from continuing operations before income taxes	352	9

Provision (benefit) for income taxes	—	—

Income from continuing operations	352	9

Discontinued operations:
Loss from discontinued operations before income taxes	—	(7)
Provision (benefit) for income taxes	—	—

Loss from discontinued operations	—	(7)

Net income	$352	$2

Net income per share from continuing operations	$.09	$—

Net income (loss) per share from discontinued operations	$—	$—

Net income per share (Note 2)	$.09	$—

Weighted average shares outstanding (Note 2)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$12,775	$13,251
Accounts receivable, net	8,021	7,672
Prepaid expenses	286	223
Other current assets	308	224

Total current assets	21,390	21,370

Property and equipment, less accumulated depreciation and amortization of $6,036 in 2007 and $5,854 in 2006	20,051	18,696
Leased property under capital leases, less accumulated depreciation and amortization of $782 in 2007 and $698 in 2006	5,755	5,816
Other assets, net	69	69

Total assets	$47,265	$45,951

Liabilities and Shareholders’ Equity:
Current Liabilities:
Current portion of obligations under capital leases	$40	$40
Accounts payable	5,549	4,723
Accrued payroll and other compensation	550	561
Accrued income taxes	18	24
Other accrued taxes	176	252
Other liabilities and accrued expenses	2,294	2,056

Total current liabilities	8,627	7,656

Obligations under capital leases	308	317
Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(19,804)	(20,156)

Total shareholders’ equity	38,330	37,978

Total liabilities and shareholders’ equity	$47,265	$45,951

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Income from continuing operations	$352	$9
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	270	257
Amortization of investments	1	(1)
Gain on disposal of property and equipment	(1)
Provision for losses on accounts receivable	—	6
Change in operating assets and liabilities:
Accounts receivable	(349)	(726)
Prepaid expenses	(63)	2
Other current assets	(85)	(71)
Other assets	—	1
Accounts payable	(78)	433
Accrued payroll and other compensation	(11)	(59)
Accrued income taxes	(6)	(28)
Other accrued taxes	(76)	(78)
Other liabilities and accrued expenses	238	171
Other noncurrent liabilities	—	(4)

Net cash provided by (used in) operating activities from continuing operations	192	(88)
Net cash used in operating activities from discontinued operations	—	(6)

Net cash provided by (used in) operating activities	192	(94)

Investing activities:
Proceeds from the maturity/sale of available-for-sale investments	—	(32)
Capital expenditures	(660)	(124)
Proceeds from disposal of property and equipment	1	—

Net cash used in investing activities from continuing operations	(659)	(156)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(659)	(156)

Financing activities:
Payments on capital leases obligations	(9)	—

Net cash used by financing activities	(9)	—

Decrease in cash and cash equivalents	(476)	(250)
Cash and cash equivalents at beginning of year	13,251	7,759

Cash and cash equivalents at end of period	$12,775	$7,509

Non cash investing activities:
Capital expenditures of $904 are included in accounts payable at March 31, 2007.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2007

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2006 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2007, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and, therefore, diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2007 and 2006.

Note 3. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. The unrealized gains, net of applicable taxes, related to available-for-sale securities are the only component of other comprehensive income. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$352	$2
Unrealized gain on available-for-sale securities	—	3

Comprehensive income	$352	$5

Note 4. Discontinued Operations

In January 2004, Avalon sold all of the fixed assets of the remediation business and discontinued the operations of the engineering and consulting business. All income and expenses relating to these operations are included in discontinued operations.

On July 15, 2004, Avalon sold all of the common stock of DartAmerica, Inc., Avalon’s transportation operations. As a result, all income and expenses relating to the transportation operations are included in discontinued operations.

Note 5. Legal Matters

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

Note 6. Business Segment Information.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses and related facilities and a travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2007, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2006, one customer and its affiliates accounted for approximately 10% of the waste management services segment’s net operating revenues to external customers and approximately 9% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended March 31,
	2007	2006
Net operating revenues from:
Waste management services:
External customers revenues	$10,181	$8,062
Intersegment revenues	—	—

Total waste management services	10,181	8,062

Golf and related operations:
External customers revenues	1,129	862
Intersegment revenues	7	7

Total golf and related operations	1,136	869

Segment operating revenues	11,317	8,931
Intersegment eliminations	(7)	(7)

Total net operating revenues	$11,310	$8,924

Income (loss) from continuing operations before taxes:
Waste management services	$986	$747
Golf and related operations	(171)	(224)

Segment income before taxes	815	523

Corporate interest income	123	98
Corporate other income, net	2	2
General corporate expenses	(588)	(614)

Income from continuing operations before taxes	$352	$9

Interest income:

Waste management services	$25	$23
Golf and related operations	4	2
Corporate	123	98

Total	$152	$123

Business Segment Information (continued)

	March 31, 2007	December 31, 2006
Identifiable assets:

Waste management services	$9,389	$8,082
Golf and related operations	22,799	21,188
Corporate	37,517	37,587

Subtotal	69,705	66,857
Elimination of intersegment receivables	(22,440)	(20,906)

Total	$47,265	$45,951

The increase in identifiable assets of the waste management services segment is primarily a result of an increase in intersegment transactions which are eliminated in consolidation and an increase in accounts receivable. The increase in identifiable assets of the golf and related operations segment is primarily due to capital expenditures for the construction and renovation of the Sharon Country Club facility.

Note 7. Recently Issued Financial Accounting Standards

Avalon adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As required by FIN 48, which clarifies FASB 109, “Accounting for Income Taxes,” Avalon recognizes the financial statement benefit of a tax position, only after determining that the relevant tax authority would be more likely than not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Avalon applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no material impact on Avalon’s financial position or results of operations for the first quarter of 2007 and required no adjustment to the opening balance sheet accounts as of December 31, 2006.

Avalon is subject to income taxes in the U.S. federal and various states jurisdictions. With few exceptions, Avalon is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for the years before 2003.

Avalon recognizes any interest and penalty assessed by taxing authorities as a component of interest expense and other expense, respectively. Avalon’s accruals for the payment of interest and penalties at January 1, 2007 and for the three months ended March 31, 2007 were not material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. This statement is effective for Avalon beginning January 1, 2008. Avalon is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

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

Liquidity and Capital Resources

For the first three months of 2007, Avalon utilized existing cash to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2007 are expected to be in the range of $7 million to $8 million, which will relate principally to the construction costs of renovating and building additional banquet and recreational facilities at the Sharon Country Club, which was purchased in October 2006. During the first three months of 2007, capital expenditures for Avalon totaled approximately $1.6 million which was principally related to such construction costs.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $6.4 million of leasehold improvements as of March 31, 2007. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $12.8 million at March 31, 2007 compared with $13.7 million at December 31, 2006. The decrease is primarily due to utilizing cash for the construction at Sharon Country Club and an increase in accounts payable relating to such construction, partially offset by an increase in accounts receivable of the waste management services segment as a result of higher net operating revenues in the first quarter of 2007 compared with the fourth quarter of 2006.

The increase in other current liabilities and accrued expenses at March 31, 2007 compared with December 31, 2006 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.7 million at December 31, 2006 to $1.9 million at March 31, 2007.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2007 increased to $11.3 million compared with $8.9 million in the prior year’s first quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, increased net operating revenues of the golf and related operations segments. Costs of operations increased to $9.5 million in the first quarter of 2006 compared with $7.5 million in the prior year quarter. The increase in costs of operations is primarily due to higher net operating revenues of the waste management services segment in which costs have a direct relationship to revenues. Avalon recorded income from continuing operations of $352,000 for the first quarter of 2007 compared with income from continuing operations of $9,000 for the first quarter of 2006.

Performance in the First Quarter of 2007 compared with the First Quarter of 2006

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $10.2 million in the first quarter of 2007 compared with $8.1 million in the first quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. During January 2007, the waste brokerage and management operations provided services for two one-time projects which amounted to approximately $.8 million in net operating revenues. Net operating revenues of the captive landfill management operations increased slightly in the first quarter of 2007 compared with the first quarter of the prior year. Income from continuing operations before taxes for the waste management services segment was $1 million in the first quarter of 2007 compared with $.7 million in the first quarter of 2006. The increase is primarily as a result of the increase in the level of business of the waste management and brokerage operations. Income from continuing operations of the captive landfill operations increased slightly in the first quarter of 2007 compared with the first quarter of the prior year.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses that provide dining and banquet facilities and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $1.1 million in the first quarter of 2007 compared with $.9 million in the first quarter of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first quarter of 2007 and 2006 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first quarter of 2007 compared with the prior year quarter and increased food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $171,000 in the first quarter of 2007 compared with a loss from continuing operations before taxes of $224,000 in the first quarter of the prior year. The decreased loss from continuing operations before taxes is primarily due to an increase in net operating revenues from membership dues as a result of an increase in the number of members, partially offset by increased employee costs and additional costs associated with the Sharon Country Club while the facility is closed for construction and renovation.

Interest income

Interest income was $152,000 in the first quarter of 2007 compared with $123,000 in the first quarter of 2006. The increase is primarily due to slightly higher investment rates and a higher average amount of cash invested during the first quarter of 2007 compared with the first quarter of 2006.

General corporate expenses

General corporate expenses were $.6 million in both the first quarter of 2007 and 2006.

Net Income

Including discontinued operations, Avalon recorded net income of $352,000 in the first quarter of 2007 compared with net income of $2,000 in the first quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2007 and 2006. The income tax provision in the first quarter of 2007 and 2006 was offset by a change in the valuation allowance. Avalon recorded a valuation allowance because Avalon believes it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

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

Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in a reduced number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation has had the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

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

Economic challenges throughout the industries served by Avalon have resulted in payment defaults by customers. While Avalon continuously endeavors to limit customers credit risks, customer-

specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance. The Avalon Golf and Country Club has a championship golf course and clubhouse at both the Avalon Lakes and Squaw Creek facilities. The Squaw Creek facility has a swimming pool, tennis courts, a fitness center and dining and banquet facilities. In addition, in October 2006, Avalon purchased the primary assets of the Sharon Country Club, which includes a golf course and clubhouse. Currently, Avalon is renovating the clubhouse and constructing additional banquet and recreational facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes the combination of these three facilities will result in an increase in the number of members of the Avalon Golf and Country Club. Although there has been a substantial increase in the number of members, as of March 31, 2007, the Avalon Golf and Country Club has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

Management is currently evaluating Avalon’s strategic direction for the future. While there are no specific transactions under negotiation or pending at this time, Avalon does not necessarily intend to limit itself, in the future, to the lines of business which it has historically conducted.

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

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on April 27, 2007; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 11, 2007	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)