Form 10-Q
period 2007-06-30
AVALON HOLDINGS CORP
filed 2007-08-13
CIK 1061069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of August 9, 2007.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$11,534	$9,230	$22,844	$18,154
Costs and expenses:
Costs of operations	9,695	7,798	19,167	15,338
Selling, general and administrative expenses	1,677	1,529	3,368	3,076

Operating income (loss) from continuing operations	162	(97)	309	(260)
Other income (expense):
Interest expense	(4)	(3)	(9)	(7)
Interest income	133	141	285	264
Other income (expense), net	(38)	69	20	122

Income from continuing operations before income taxes	253	110	605	119
Provision for income taxes	3	—	3	—

Income from continuing operations	250	110	602	119
Discontinued operations:
Income from discontinued operations before income taxes	113	371	113	364
Provision (benefit) for income taxes	—	—	—	—

Income from discontinued operations	113	371	113	364

Net income	$363	$481	$715	$483

Net income per share from continuing operations	$.07	$.03	$.16	$.03

Net income per share from discontinued operations	$.03	$.10	$.03	$.10

Net income per share (Note 2)	$.10	$.13	$.19	$.13

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,487	$13,251
Accounts receivable, net	8,034	7,672
Prepaid expenses	327	223
Other current assets	387	224

Total current assets	18,235	21,370

Property and equipment, less accumulated depreciation and amortization of $6,229 in 2007 and $5,854 in 2006	23,893	18,696
Leased property under capital leases, less accumulated depreciation and amortization of $866 in 2007 and $698 in 2006	5,725	5,816
Other assets, net	61	69

Total assets	$47,914	$45,951

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$40
Accounts payable	5,777	4,723
Accrued payroll and other compensation	681	561
Accrued income taxes	19	24
Other accrued taxes	235	252
Other liabilities and accrued expenses	2,276	2,056

Total current liabilities	8,989	7,656

Obligations under capital leases	232	317

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(19,441)	(20,156)

Total shareholders’ equity	38,693	37,978

Total liabilities and shareholders’ equity	$47,914	$45,951

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Income from continuing operations	$602	$119
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	563	518
Amortization of investments	—	(3)
Provision for losses on accounts receivable	1	6
Change in operating assets and liabilities:
Accounts receivable	(363)	(491)
Prepaid expenses	(104)	(33)
Other current assets	(163)	(42)
Other assets, net	7	—
Accounts payable	(157)	153
Accrued payroll and other compensation	120	52
Accrued income taxes	(5)	(36)
Other accrued taxes	(17)	(137)
Other liabilities and accrued expenses	220	248
Other noncurrent liabilities	—	(7)

Net cash provided by operating activities from continuing operations	704	347
Net cash provided by (used in) operating activities from discontinued operations	113	(3)

Net cash provided by operating activities	817	344

Investing activities:
Purchases of available-for-sale investments	—	(68)
Capital expenditures	(4,571)	(256)

Net cash used in investing activities from continuing operations	(4,571)	(324)
Net cash provided by investing activities from discontinued operations	—	1881

Net cash (used in) provided by investing activities	(4,571)	1,557

Financing activities:
Payments on capital lease obligations	(10)	—

Net cash used in financing activities	(10)	—

(Decrease) increase in cash and cash equivalents	(3,764)	1,901
Cash and cash equivalents at beginning of year	13,251	7,759

Cash and cash equivalents at end of period	$9,487	$9,660

Non cash investing activities:
Capital expenditures of $1,211 are included in Accounts payable at June 30, 2007.

Non cash financing activities:
A capital lease obligation of $114 was exchanged for an operating lease in the second quarter of 2007.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2007, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income Per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and, therefore, diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2007 and 2006.

Note 3. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$363	$481	$715	$483
Unrealized gain on available-for-sale securities	—	5	—	8

Comprehensive income	$363	$486	$715	$491

Note 4. Discontinued Operations

In January 2004, Avalon sold all of the fixed assets of the remediation business and discontinued the operations of the engineering and consulting business. All income and expenses relating to these operations are included in discontinued operations.

In the second quarter of 2007, Avalon’s remediation business agreed to a settlement of $115,000 from a customer for the payment of services provided on a project in 2002. The settlement is included in discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007. The monies for the settlement were received in May 2007 and are included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by operating activities from discontinued operations” for the six months ended June 30, 2007.

In the second quarter of 2006, Avalon determined that the remediation business was no longer obligated to pay the remaining accounts payable associated with a project from 2001 due to a settlement reached with its customer through arbitration. Therefore, Avalon wrote off approximately $.4 million of accounts payable and such amount is included in discontinued operations in the Condensed Statements of Operations for the three and six months ended June 30, 2006.

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. Avalon sold the building in May 2006 and received $1.8 million which represented the selling price less the costs to sell the building and is included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by investing activities from discontinued operations” for the six months ended June 30, 2006. Avalon incurred a loss of approximately $20,000 on the sale of the building which is included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, recreational facilities, clubhouses that provide dining and banquet facilities and a travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2007, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2006, one customer and its affiliates accounted for approximately 10% of the waste management services segment’s net operating revenues to external customers and approximately 8% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues from:
Waste management services:
External customers revenues	$9,377	$7,560	$19,558	$15,622
Intersegment revenues	12	—	12	—

Total waste management services	9,389	7,560	19,570	15,622

Golf and related operations:
External customers revenues	2,157	1,670	3,286	2,532
Intersegment revenues	19	18	26	25

Total golf and related operations	2,176	1,688	3,312	2,557

Segment operating revenues	11,565	9,248	22,882	18,179
Intersegment eliminations	(31)	(18)	(38)	(25)

Total net operating revenues	$11,534	$9,230	$22,844	$18,154

Income (loss) from continuing operations before taxes:
Waste management services	$908	$664	$1,894	$1,411
Golf and related operations	(145)	(71)	(316)	(295)

Segment income before taxes	763	593	1,578	1,116
Corporate interest income	109	118	232	216
Corporate other income, net	2	3	4	5
General corporate expenses	(621)	(604)	(1,209)	(1,218)

Income from continuing operations before taxes	$253	$110	$605	$119

Interest income:
Waste management services	$21	$20	$46	$43
Golf and related operations	3	3	7	5
Corporate	109	118	232	216

Total	$133	$141	$285	$264

	June 30, 2007	December 31, 2006
Identifiable assets:

Waste management services	$10,089	$8,082
Golf and related operations	26,829	21,188
Corporate	37,485	37,587

Subtotal	74,403	66,857
Elimination of intersegment receivables	(26,489)	(20,906)

Total	$47,914	$45,951

The increase in identifiable assets of the waste management services segment is primarily a result of an increase in intersegment transactions which are eliminated in consolidation and an increase in accounts receivable. The increase in identifiable assets of the golf and related operations segment is primarily due to capital expenditures for the construction and renovation of the Sharon Country Club facility, the assets of which were acquired in October 2006.

Note 7. Recently Issued Financial Accounting Standards

Avalon adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As required by FIN 48, which clarifies FASB 109, “Accounting for Income Taxes,” Avalon recognizes the financial statement benefit of a tax position, only after determining that the relevant tax authority would be more likely than not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Avalon applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no material impact on Avalon’s financial position or results of operations for the first six months of 2007 and required no adjustment to the opening balance sheet accounts as of December 31, 2006.

Avalon is subject to income taxes in the U.S. federal and various states jurisdictions. With few exceptions, Avalon is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for the years before 2003.

Avalon recognizes any interest and penalty assessed by taxing authorities as a component of interest expense and other expense, respectively. Avalon’s accruals for the payment of interest and penalties at January 1, 2007 and for the six months ended June 30, 2007 were not material.

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

Liquidity and Capital Resources

For the first six months of 2007, Avalon utilized cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2007 are estimated to be in the range of $8 million to $9 million, which will relate principally to the construction costs of renovating and building additional banquet and recreational facilities at the Sharon Country Club, which was purchased in October 2006. Construction is expected to be completed in the third quarter of 2007. During the first six months of 2007, capital expenditures for Avalon totaled approximately $5.8 million which was principally related to such construction costs.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $6.6 million of leasehold improvements as of June 30, 2007. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $9.2 million at June 30, 2007 compared with $13.7 million at December 31, 2006. The decrease is primarily due to utilizing cash for construction and renovation of the Sharon Country Club and an increase in accounts payable relating to such construction, partially offset by an increase in accounts receivable of the golf and related operations segment as a result of an increase in the membership of the Avalon Golf and Country Club.

The increase in other current liabilities and accrued expenses at June 30, 2007 compared with December 31, 2006 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.7 million at December 31, 2006 to $1.8 million at June 30, 2007.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2007 increased to $11.5 million compared with $9.2 million in the prior year’s second quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $9.7 million in the second quarter of 2007 compared with $7.8 million in the prior year quarter. The increase in costs of operations is primarily due to higher net operating revenues of the waste management services segment in which costs have a direct relationship to revenues. Consolidated selling, general and administrative expenses increased in the second quarter of 2007 compared with the second quarter of 2006. Avalon recorded income from continuing operations of $.3 million or $.07 per share for the second quarter of 2007 compared with income from continuing operations of $.1 million or $.03 per share in the second quarter of 2006.

For the first six months of 2007, net operating revenues increased to $22.8 million compared with $18.2 million for the first six months of 2006. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations were $19.2 million for the first six months of 2007 compared with $15.3 million for the first six months of 2006. The increase in costs of operations is primarily due higher net operating revenues of the waste management services segment in which costs have a direct relationship to revenues. Consolidated selling, general and administrative expenses increased to $3.4 million for the first six months of 2007 compared with $3.1 million for the first six months of 2006. Avalon recorded income from continuing operations of $.6 million or $.16 per share for the first six months of 2007 compared with income from continuing operations of $.1 million or $.03 per share for the prior year period.

Performance in the Second Quarter of 2007 compared with the Second Quarter of 2006

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $9.4 million in the second quarter of 2007 compared with $7.6 million in the second quarter of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations also increased slightly in the second quarter of 2007 compared with the second quarter of the prior year primarily due to an increase in the amount of waste disposed of at the landfill. Income from continuing operations before taxes for the waste management services segment was $.9 million in the second quarter of 2007 compared with $.7 million in the second quarter of 2006. The increase is primarily a result of the increase in net operating revenues of the waste brokerage and management operations. Income from continuing operations of the captive landfill operations increased slightly in the second quarter of 2007 compared with the second quarter of the prior year.

Net operating revenues of the golf and related operations were $2.2 million in the second quarter of 2007 compared with $1.7 million in the second quarter of the prior year. The increase in net operating revenues is primarily due to an increase in the average number of members during the second quarter of 2007 compared with the second quarter of 2006 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $145,000 in the second quarter of 2007 compared with a loss from continuing operations before taxes of $71,000 in the second quarter of the prior year. The increased loss from continuing operations before taxes is primarily due to the settlement of an employment contract dispute, increased depreciation expense, increased employee and operating costs associated with the Squaw Creek facilities and additional costs associated with the Sharon Country Club while the facility is closed for construction and renovation, partially offset by increased membership dues.

Interest income

Interest income was $133,000 in the second quarter of 2007 compared with $141,000 in the second quarter of 2006. The decrease is primarily the result of lower average cash and cash equivalents invested during the second quarter of 2007 compared with the second quarter of the prior year.

General corporate expenses

General corporate expenses were $.6 million in both the second quarter of 2007 and 2006.

Net income

Avalon recorded net income of $.4 million in the second quarter of 2007 compared with net income of $.5 million in the second quarter of the prior year. Avalon’s overall effective tax rate, excluding the effect of some minor state income tax provisions, was 0% in the second quarter of 2007 and 2006. The income tax provision for the second quarter of 2007 and the deferred tax benefit for the second quarter of 2006 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first six months of 2007 compared with the first six months of 2006

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $19.6 million in the first six months of 2007 compared with $15.6 million in the first six months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided including two one-time projects in the first quarter which amounted to approximately $.8 million in net operating revenues. Net operating revenues of the captive landfill management operations also increased in the first six months of 2007 compared with the first six months of 2006 primarily as a result of an increase in the amount of waste disposed of at the landfill. Income before taxes for the waste management services segment increased to $1.9 million in the first six months of 2007 compared with $1.4 million in the first six months of the prior year. The increase is primarily a result of the increase in the net operating revenues of the waste brokerage and management operations in the first six months of 2007 compared with the first six months of the prior year. Income from continuing operations before taxes of the captive landfill operations increased slightly in the first six months of 2007 compared with the first six months of 2006.

Net operating revenues of the golf and related operations segment were $3.3 million in the first six months of 2007 compared with $2.6 million in the first six months of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first three months of 2007 and 2006 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first six months of 2007 compared with the first six months of 2006 and increased merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $316,000 in the first six months of 2007 compared with a loss from continuing operations before taxes of $295,000 in the first six months of the prior year. The increased loss from continuing operations before taxes is primarily due to the settlement of an employment contract dispute, increased depreciation expense, increased employee and operating costs associated with the Squaw Creek facilities and additional costs associated with the Sharon Country Club while the facility is closed for construction and renovation, partially offset by increased membership dues.

Interest income

Interest income was $285,000 in the first six months of 2007 compared with $264,000 in the first six months of 2006. The increase is primarily the result of higher average cash and cash equivalents invested during the first six months of 2007 compared with the first six months of the prior year.

General corporate expenses

General corporate expenses were $1.2 million in both the first six months of 2007 and 2006.

Net income

Avalon recorded net income of $.7 million in the first six months of 2007 compared with net income of $.5 million in the first six months of the prior year. Avalon’s overall effective tax rate, excluding the effect of some minor state income tax provisions, was 0% in both the first six months of 2007 and 2006. The income tax provision for the first six months of 2007 and 2006 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The federal government and numerous state and local governmental bodies are continuing to consider legislation or regulations to either restrict or impede the disposal and/or transportation of waste. A portion of Avalon’s waste brokerage and management operations revenues is derived from the disposal and/or transportation of out-of-state waste. Any law or regulation restricting or impeding the transportation of waste or the acceptance of out-of-state waste for disposal could have a negative effect on Avalon.

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

The Avalon Golf and Country Club has a championship golf course and clubhouse at both the Avalon Lakes and Squaw Creek facilities. In addition, the Squaw Creek facility has a swimming pool, tennis courts, a fitness center and dining and banquet facilities. In addition, in October 2006 Avalon purchased the primary assets of the Sharon Country Club, which includes a golf course and clubhouse. Currently, Avalon is renovating the clubhouse and constructing additional banquet and recreational facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although there has been a substantial increase in the number of members of the Avalon Golf and Country Club, as of June 30, 2007, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose its liquor license, the financial performance of the golf and related operations would be adversely affected.

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

Avalon does not have significant exposure to changing interest rates. A 10% change in interest rates would have an immaterial effect on Avalon’s income from continuing operations before taxes. Avalon currently has no debt outstanding and invests primarily in U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions.

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

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(c)	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 10, 2007	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)