Form 10-Q
period 2007-09-30
AVALON HOLDINGS CORP
filed 2007-11-13
CIK 1061069

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of November 9, 2007.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$12,139	$11,130	$34,983	$29,284
Costs and expenses:
Costs of operations	10,158	9,211	29,325	24,549
Selling, general and administrative expenses	1,543	1,633	4,911	4,709

Operating income from continuing operations	438	286	747	26

Other income (expense):
Interest expense	(3)	(4)	(12)	(11)
Interest income	94	173	379	437
Other income, net	45	48	65	170

Income from continuing operations before income taxes	574	503	1,179	622
Provision for income taxes	27	—	30	—

Income from continuing operations	547	503	1,149	622

Discontinued operations:
(Loss) income from discontinued operations before income taxes	—	(2)	113	362
Provision (benefit) for income taxes	—	—	—	—

(Loss) income from discontinued operations	—	(2)	113	362

Net income	$547	$501	$1,262	$984

Net income per share from continuing operations (Note 2)	$.14	$.13	$.30	$.16

Net income (loss) per share from discontinued operations (Note 2)	$—	$—	$.03	$.10

Net income per share (Note 2)	$.14	$.13	$.33	$.26

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,741	$13,251
Accounts receivable, net	7,902	7,672
Prepaid expenses	308	223
Other current assets	369	224

Total current assets	15,320	21,370

Property and equipment, less accumulated depreciation and amortization of $6,411 in 2007 and $5,854 in 2006	27,077	18,696
Leased property under capital leases, less accumulated depreciation and amortization of $951 in 2007 and $698 in 2006	5,675	5,816
Other assets, net	61	69

Total assets	$48,133	$45,951

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$40
Accounts payable	5,387	4,723
Accrued payroll and other compensation	700	561
Accrued income taxes	34	24
Other accrued taxes	204	252
Other liabilities and accrued expenses	2,335	2,056

Total current liabilities	8,661	7,656

Obligations under capital leases	232	317

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,894)	(20,156)

Total shareholders’ equity	39,240	37,978

Total liabilities and shareholders’ equity	$48,133	$45,951

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Income from continuing operations	$1,149	$622
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	831	785
Amortization of investments	—	(15)
Provision (benefit) for losses on accounts receivable	(61)	6
(Gain) loss from disposal of property and equipment	(1)	3
Change in operating assets and liabilities:
Accounts receivable	(169)	(2,050)
Prepaid expenses	(86)	(125)
Other current assets	(145)	26
Other assets	8	(2)
Accounts payable	(229)	1,071
Accrued payroll and other compensation	139	156
Accrued income taxes	10	(38)
Other accrued taxes	(48)	(60)
Other liabilities and accrued expenses	279	48
Other noncurrent liabilities	—	(9)

Net cash provided by operating activities from continuing operations	1,677	418
Net cash provided by operating activities from discontinued operations	113	—

Net cash provided by operating activities	1,790	418

Investing activities:
Purchases of investment securities	—	(94)
Proceeds from the maturity/sale of investment securities	—	4,552
Proceeds from disposal of property and equipment	1	—
Capital expenditures	(8,291)	(405)

Net cash (used in) provided by investing activities from continuing operations	(8,290)	4,053
Net cash provided by investing activities from discontinued operations	—	1,881

Net cash (used in) provided by investing activities	(8,290)	5,934

Financing activities:
Payments on capital lease obligations	(10)	—

Net cash used in financing activities	(10)	—

(Decrease) increase in cash and cash equivalents	(6,510)	6,352
Cash and cash equivalents at beginning of year	13,251	7,759

Cash and cash equivalents at end of period	$6,741	$14,111

Non cash investing activities:

Capital expenditures of $893 are included in accounts payable at September 30, 2007.

Non cash financing activities:

A capital lease obligation of $114 was exchanged for an operating lease in the second quarter of 2007.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2007, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2007 and 2006.

Note 3. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$547	$501	$1,262	$984
Unrealized gain on available-for-sale securities	—	2	—	10

Comprehensive income	$547	$503	$1,262	$994

Note 4. Discontinued Operations

In January 2004, Avalon sold all of the fixed assets of the remediation business and discontinued the operations of the engineering and consulting business. All income and expenses relating to these operations are included in discontinued operations.

In the second quarter of 2007, Avalon’s remediation business agreed to a settlement of $115,000 from its customer for the payment of services provided on a project in 2002. The settlement is included in discontinued operations in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007. The monies were received in May 2007 and are included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by operating activities from discontinued operations” for the nine months ended September 30, 2007.

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

Concurrent with the decision to discontinue the technical environmental engineering and consulting business, Avalon decided to sell the building associated with the technical environmental services operations. Avalon sold the building in May, 2006 and received $1.8 million which represented the selling price less the costs to sell the building and is included in the Condensed Consolidated Statements of Cash Flows under the caption “Net cash provided by investing activities from discontinued operations” for the nine months ended September 30, 2006. Avalon incurred a loss of approximately $20,000 on the sale of the building which is included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, a travel agency and clubhouses that provide recreational, dining and banquet facilities.

Revenue for the golf and related operations segment consists primarily of membership dues, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at September 30, 2007 and December 31, 2006 were $1.9 million and $1.7 million, respectively, and are included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2007 and 2006, no customer accounted for ten percent or more of Avalon’s consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income from continuing operations before taxes. Business segment information including the reconciliation of segment income before taxes to income from continuing operations before taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues from:
Waste management services:
External customers revenues	$9,589	$9,036	$29,147	$24,658
Intersegment revenues	—	—	12	—

Total waste management services	9,589	9,036	29,159	24,658

Golf and related operations:
External customers revenues	2,550	2,094	5,836	4,626
Intersegment revenues	12	17	38	42

Total golf and related operations	2,562	2,111	5,874	4,668

Segment operating revenues	12,151	11,147	35,033	29,326
Intersegment eliminations	(12)	(17)	(50)	(42)

Total net operating revenues	$12,139	$11,130	$34,983	$29,284

Income (loss) from continuing operations before taxes:
Waste management services	$946	$863	$2,840	$2,274
Golf and related operations	155	112	(161)	(183)

Segment income before taxes	1,101	975	2,679	2,091
Corporate interest income	71	149	303	365
Corporate other income, net	3	5	7	10
General corporate expenses	(601)	(626)	(1,810)	(1,844)

Income from continuing operations before taxes	$574	$503	$1,179	$622

Interest income:
Waste management services	$20	$22	$66	$65
Golf and related operations	3	2	10	7
Corporate	71	149	303	365

Total	$94	$173	$379	$437

	September 30, 2007	December 31, 2006
Identifiable assets:
Waste management services	$10,548	$8,082
Golf and related operations	30,234	21,188
Corporate	37,251	37,587

Subtotal	78,033	66,857
Elimination of intersegment receivables	(29,900)	(20,906)

Total	$48,133	$45,951

The increase in the identifiable assets of the waste management services segment is primarily due to an increase in intersegment transactions which are eliminated in consolidation. The increase in identifiable assets of the golf and related operations segment is primarily due to capital expenditures for the construction and renovation of the Sharon Country Club facility.

Note 7. Recently Issued Financial Accounting Standards

Avalon adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As required by FIN 48, which clarifies FASB 109, “Accounting for Income Taxes,” Avalon recognizes the financial statement benefit of a tax position, only after determining that the relevant tax authority would be more likely than not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Avalon applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no material impact on Avalon’s financial position or results of operations for the first nine months of 2007 and required no adjustment to the opening balance sheet accounts as of December 31, 2006.

Avalon is subject to income taxes in the U.S. federal and various states jurisdictions. With few exceptions, Avalon is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for the years before 2003.

Avalon recognizes any interest and penalty assessed by taxing authorities as a component of interest expense and other expense, respectively. Avalon’s accruals for the payment of interest and penalties at January 1, 2007 and for the nine months ended September 30, 2007 were not material.

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

Liquidity and Capital Resources

For the first nine months of 2007, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2007 are expected to be in the range of $10.5 million to $11.5 million. Such expenditures will principally relate to the construction costs of renovating and building additional banquet and recreational facilities at the Sharon Country Club, which was purchased in October 2006. The construction and renovation is expected to be completed in the fourth quarter of 2007. During the first nine months of 2007, capital expenditures for Avalon totaled approximately $9.1 million which was principally related to such construction costs.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $6.6 million of leasehold improvements as of September 30, 2007. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $6.7 million at September 30, 2007 compared with $13.7 million at December 31, 2006. The decrease is primarily due to utilizing cash for the construction and renovation of the Sharon Country Club and an increase in accounts payable relating to such construction. Such decrease was partially offset by an increase in accounts receivable of the golf and related operations segment as a result of an increase in the membership of the Avalon Golf and Country Club.

The increase in other liabilities and accrued expenses at September 30, 2007 compared with December 31, 2006 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.7 million at December 31, 2006 to $1.9 million at September 30, 2007.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2007 increased to $12.1 million compared with $11.1 million in the prior year’s third quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $10.2 million in the third quarter of 2007 compared with $9.2 million in the prior year’s third quarter. The increase is primarily the result of an increase in transportation and disposal costs, which vary directly with the higher net operating revenues of the waste brokerage and management services business. Consolidated selling, general and administrative expenses decreased to $1.5 million in the third quarter of 2007 compared with $1.6 million in the third quarter of 2006. Avalon recorded income from continuing operations of $547,000 or $.14 per share, in the third quarter of 2007 compared with $503,000 or $.13 per share, in the third quarter of 2006.

For the first nine months of 2007, net operating revenues increased to $35 million compared with $29.3 million for the first nine months of 2006. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lessor extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations were $29.3 million for the first nine months of 2007 compared with $24.5 million for the first nine months of 2006. The increase is primarily the result of an increase in transportation and disposal costs of the waste brokerage and management services business, which vary directly with net operating revenues. Consolidated selling, general and administrative expenses increased to $4.9 million for the first nine months of 2007 compared with $4.7 million for the first nine months of 2006. Avalon recorded income from continuing operations of $1.1 million or $.30 per share, for the first nine months of 2007 compared with $.6 million or $.16 per share, for the prior year period.

Performance in the Third Quarter of 2007 compared with the Third Quarter of 2006

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $9.6 million in the third quarter of 2007 compared with $9.0 million in the third quarter of the prior year. The increase is primarily due to an increase in the level of waste brokerage and management services provided and an increase in the volume of waste disposed of at the captive landfill operations. Although net operating revenues increased, average gross margins decreased due to lower gross margins on certain large projects of the waste brokerage and management services business. Income from continuing operations before taxes for the waste management services segment increased to $946,000 in the third quarter of 2007 compared with $863,000 in the third quarter of the prior year primarily as a result of a decrease in the provision for losses on accounts receivable of the waste brokerage and management services business. Income from continuing operations before taxes of the captive landfill operations increase slightly in the third quarter of 2007 compared with the third quarter of the prior year as a result of the increase in the volume of waste disposed.

Net operating revenues of the golf and related operations were $2.6 million in the third quarter of 2007 compared with $2.1 million in the third quarter of the prior year. The increase in net operating revenues is primarily due to an increase in membership dues as a result of a higher average number of members in the third quarter of 2007 compared with the third quarter of 2006 and increased cart rentals, green fees, food and beverage sales. The golf and related operations segment recorded income from continuing operations before taxes of $.2 million in the third quarter of 2007 compared with $.1 million in the third quarter of 2006. The increase is primarily due to the increase in net operating revenues, partially offset by the additional costs associated with the Sharon Country Club, while the facility is closed for construction and renovation.

Interest income

Interest income was $.1 million in the third quarter of 2007 compared with $.2 million in the third quarter of 2006. The decrease is primarily the result of lower average cash and cash equivalents invested during the third quarter of 2007 compared with the third quarter of the prior year.

General corporate expenses

General corporate expenses were $.6 million in both the third quarter of 2007 and 2006.

Net income

Avalon recorded net income of $.5 million in both the third quarter of 2007 and 2006. Avalon’s overall effective tax rate, excluding the effect of state income tax provisions, was 0% in the third quarter of 2007 and 2006. The income tax provision in both the third quarter of 2007 and 2006 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first nine months of 2007 compared with the first nine months of 2006

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $29.2 million in the first nine months of 2007 compared with $24.7 million in the first nine months of the prior year. The increase in net operating revenues is primarily the result of an increase in the level of waste brokerage and management services provided. Net operating revenues of the captive landfill management operations also increased in the first nine months of 2007 compared with the first nine months of 2006 primarily due to an increase in the volume of waste disposed of at the landfill. Income from continuing operations before taxes for the waste management services segment increased to $2.8 million in the first nine months of 2007 compared with $2.3 million in the first nine months of the prior year, primarily as a result of the increase in the level of the waste brokerage and management services provided. Income from continuing operations before taxes of the captive landfill management operations increased slightly in the first nine months of 2007 compared with the first nine months of 2006 as a result of an increase in the volume of waste disposed.

Net operating revenues of the golf and related operations segment were $5.9 million in the first nine months of 2007 compared with $4.7 million in the first nine months of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first three months of 2007 and 2006 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in membership dues as a result of a higher average number of members during the first nine months of 2007 compared with the first nine months of 2006 and increased cart rentals, green fees, merchandise, food and beverage sales. The golf and related operations segment incurred a loss from continuing operations before taxes of $.2 million in both the first nine months of 2007 and 2006. Although the loss from continuing operations before taxes for the first nine months of 2007 was relatively the same as the first nine months of 2006, the results of 2007 were negatively impacted by the settlement of an employment contract dispute and the additional costs associated with the Sharon Country Club, while the facility is closed for construction and renovation.

Interest income

Interest income was $379,000 in the first nine months of 2007 compared with $437,000 in the first nine months of 2006. The decrease is primarily the result of a lower amount of average cash and cash equivalents invested during the first nine months of 2007 compared with the first nine months of the prior year.

General corporate expenses

General corporate expenses were $1.8 million in both the first nine months of 2007 and 2006.

Net income

Avalon recorded net income of $1.3 million in the first nine months of 2007 compared with net income of $1 million in the first nine months of the prior year. Avalon’s overall effective tax rate, excluding the effect of state income tax provisions, was 0% in both the first nine months of 2007 and 2006. The income tax provision for the first nine months of 2007 and 2006 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has a championship golf course and clubhouse at both the Avalon Lakes and Squaw Creek facilities. The Squaw Creek facility also has a swimming pool, tennis courts, a fitness center and dining and banquet facilities. In addition, in October 2006 Avalon purchased the primary assets of the Sharon Country Club, which includes a golf course and clubhouse. Currently, Avalon is renovating the clubhouse and constructing additional banquet and recreational facilities. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although there has been a continual increase in the number of members of the Avalon Golf and Country Club, as of September 30, 2007, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2007	By:	/s/ Timothy C. Coxson
Timothy C. Coxson,
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)