Form 10-K
period 2007-12-31
AVALON HOLDINGS CORP
filed 2008-03-20
CIK 1061069

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 13, 2008 was $16.1 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 13, 2008 was approximately $7,500. The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of March 11, 2008.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2007 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2007 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a former subsidiary of AWS and now a subsidiary of Avalon, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. The corporate headquarters and ALGI were contributed to Avalon by AWS. The Avalon corporate headquarters building has been remodeled to include a clubhouse, restaurant and pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

In 1995, American Waste Management Services, Inc. (“AWMS”) commenced its waste disposal brokerage and management operations and in 1997, American Landfill Management, Inc. (“ALMI”) started its captive landfill management operations. Both companies were contributed to Avalon by AWS and now are subsidiaries of Avalon.

In November 2003, TBG, Inc. (“TBG”), a subsidiary of ALGI, entered into a long-term lease agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. As a result of the transaction, Avalon created a newly organized subsidiary, Avalon Golf and Country Club, Inc. (“AGCC”) which manages all the golf courses and related operations.

On October 23, 2006, Avalon, through a newly created subsidiary, Avalon Country Club at Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon is currently renovating the clubhouse and constructing additional recreational facilities and will operate the Sharon Country Club facilities as part of its Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. The golf and related operations segment includes the operation and management of golf courses, fitness centers, dining and banquet facilities and a travel agency.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2007, 2006 and 2005, the net operating revenues of the waste management services segment represented approximately 84%, 85% and 84%, respectively, of Avalon’s total segments’ net operating revenues. For the years 2007 and 2006, no one customer accounted for 10% or more of Avalon’s consolidated net operating revenues. For the year 2005 one customer of the waste management services segment accounted for approximately 11% of the segment’s net operating revenues and 9% of Avalon’s consolidated net operating revenues.

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

American Landfill Management, Inc. (“ALMI”) is a landfill management company that provides technical and operational services to customers owning captive disposal facilities. A captive disposal facility only disposes of waste generated by the owner of such facility. ALMI provides turnkey services, including daily operations, facilities management and management reporting for its customers. Currently, ALMI manages one captive disposal facility located in Ohio. In addition, American Construction Supply, Inc., a wholly owned subsidiary of ALMI, sells construction mats.

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency. For the years 2007, 2006 and 2005, the net operating revenues of the golf and related operations segment represented approximately 16%, 15% and 16%, respectively, of Avalon’s total segments’ net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues and may require a one-time initiation fee. Members receive several benefits including reduced greens fees and preferential tee times.

On October 23, 2006, Avalon, through its subsidiary Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon is currently renovating the clubhouse and constructing additional recreational facilities and will operate the Sharon Country Club facilities as part of its Avalon Golf and Country Club.

Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in additional memberships in the Avalon Golf and Country Club. Although there has been a continual increase in the number of members, as of December 31, 2007, the Avalon Golf and Country Club still has not attained its membership goals. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain a sufficient number of additional members could adversely affect the future financial performance of Avalon.

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

Competition

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies, as well as, with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation has had the effect of reducing the number of competitors offering disposal alternatives, which may adversely impact the future financial performance of Avalon’s waste disposal brokerage and management operations.

Avalon’s golf courses are located in Warren, Ohio, Vienna, Ohio and Sharon, Pennsylvania and compete with many public courses and country clubs in the area.

Insurance

Avalon carries $5,000,000 of liability insurance coverage. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverage. Avalon also carries $5,000,000 of liability insurance for the golf courses and related operations which maintain separate insurance coverage. In addition, Avalon carries comprehensive property damage coverage. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2007, Avalon had 167 employees, 26 of whom were employed by the waste management services segment, 123 of whom were employed by the golf and related operations and 18 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Other Business Factors

None of Avalon’s business segments is materially dependent on patents, trademarks, licenses, franchises or concessions, other than permits, licenses and approvals issued by regulatory agencies. Avalon does not sponsor significant research and development activities.

ITEM 1A.	RISK FACTORS

The following factors, as well as, factors described elsewhere in the Form 10-K, or in other filings by Avalon with the Securities and Exchange Commission, could adversely affect Avalon’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

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

The ability to accurately predict future cash flows may impact the determination of fair value. Avalon’s assessments of cash flows represent management’s best estimate at the time of the impairment review. Avalon estimates the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that management must estimate include, among other factors, sales, costs, inflation and capital spending. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties. If different cash flows had been estimated in the current period, the value of the long-lived assets could have been materially impacted. Furthermore, Avalon’s accounting estimates may change from period to period as conditions in markets change, and this could materially impact financial results in future periods.

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

Golf Memberships and Liquor Licenses

Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of Squaw Creek, Avalon Lakes and the Sharon Country Club facility will result in additional memberships in the Avalon Golf and Country Club. Although there has been a substantial increase in the number of members, as of December 31, 2007, the Avalon Golf and Country Club still has not attained its membership goals. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain a sufficient number of additional members could adversely affect the future financial performance of Avalon.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2007.

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

TBG, Inc. leases and operates the Avalon Golf and Country Club at Squaw Creek in Vienna, Ohio, which includes an 18-hole golf course and practice facility on approximately 224 acres, an outdoor swimming pool, four tennis courts and a 67,000 square foot clubhouse that includes a pro shop, fitness center, restaurants and banquet facilities.

Avalon Country Club at Sharon, Inc. owns an 18-hole golf course on approximately 130 acres. The clubhouse is currently being renovated and additional banquet and recreational facilities are being constructed. When completed, the renovated clubhouse and recreational facility will be approximately 80,000 square feet and will include a pro shop, dining and banquet facilities, an outdoor swimming pool, a spa and fitness center.

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

No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2007.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2007 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	28
Dividend policy	28

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 2003 through 2007 under the captions Net operating revenues, Income (loss) from continuing operations, Income (loss) from discontinued operations, Net income (loss), Income (loss) per share from continuing operations, Income (loss) per share from discontinued operations, Net income (loss) per share, Total assets and Long-term obligations under capital leases	24

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the sub caption “Market Risk” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors’ report regarding financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007	22

Financial Statements:
Consolidated Balance Sheets, December 31, 2007 and 2006	9
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	10
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	11
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2007	12
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	12
Notes to Consolidated Financial Statements	13-21

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	60	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	57	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	61	Chief Administrative Officer
Kenneth J. McMahon	55	Chief Executive Officer and President of American Waste Management Services, Inc.

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

Timothy C. Coxson has been Chief Financial Officer and Treasurer since March 2006. Mr. Coxson became Secretary in April 2007. Mr. Coxson had been Chief Financial Officer and Treasurer of Avalon from June 1998 until August 2004. From September 2004 to March 2006, Mr. Coxson was Director of Corporate Services of Avalon. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2007 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2007, 2006 and 2005, should be read in conjunction with the previously referenced financial statements.

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

3.	Exhibits.

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2.

10.3	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.4	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrant’s Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net income (loss) per share” on page 15 of the 2007 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2007 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

21.1	Subsidiaries of Avalon Holdings Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of March, 2008.

AVALON HOLDINGS CORPORATION (Registrant)

By	/s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 19th day of March, 2008.

Signatures	Title

/s/ RONALD E. KLINGLE Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director

/s/ TIMOTHY C. COXSON Timothy C. Coxson	Chief Financial Officer, Treasurer, Secretary and Director

/s/ KURTIS D. GRAMLEY Kurtis D. Gramley	Director

/s/ STEPHEN L. GORDON Stephen L. Gordon	Director

/s/ DAVID G. BOZANICH David G. Bozanich	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 13, 2008, which is included in the 2007 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2007. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 13, 2008

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) [1]	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts:
Year ended December 31,
2007	$340	$(58)	$—	$16	$266

2006	$320	$25	$—	$5	$340

2005	$569	$(250)	$—	$(1)	$320

[1]	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2007 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002