Form 10-Q
period 2008-03-31
AVALON HOLDINGS CORP
filed 2008-05-13
CIK 1061069

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of May 9, 2008.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$10,354	$11,310

Costs and expenses:
Costs of operations	8,845	9,472
Selling, general and administrative expenses	1,661	1,691

Operating (loss) income	(152)	147

Other income (expense):
Interest expense	(4)	(5)
Interest income	29	152
Other income, net	67	58

(Loss) income before taxes	(60)	352

Provision (benefit) for income taxes	—	—

Net (loss) income	$(60)	$352

Basic net (loss) income per share (Note 2)	$(.02)	$.09

Weighted average shares outstanding (Note 2)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$3,953	$5,086
Accounts receivable, net	7,201	7,704
Prepaid expenses	309	287
Other current assets	597	366

Total current assets	12,060	13,443
Property and equipment, less accumulated depreciation and amortization of $6,829 in 2008 and $6,595 in 2007	29,588	28,568
Leased property under capital leases, less accumulated depreciation and amortization of $1,119 in 2008 and $1,035 in 2007	5,702	5,759
Noncurrent deferred tax asset	19	19
Other assets, net	60	60

Total assets	$47,429	$47,849

Liabilities and Shareholders’ Equity:
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,308	5,013
Accrued payroll and other compensation	498	594
Accrued income taxes	27	43
Other accrued taxes	182	260
Other liabilities and accrued expenses	2,806	2,271

Total current liabilities	7,822	8,182
Obligations under capital leases	231	231

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,758)	(18,698)

Total shareholders’ equity	39,376	39,436

Total liabilities and shareholders’ equity	$47,429	$47,849

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net (loss) income	$(60)	$352
Reconciliation of net (loss) income to cash provided by operating activities:
Depreciation and amortization	319	270
Amortization of investments	—	1
Gain on disposal of property and equipment	—	(1)
Change in operating assets and liabilities:
Accounts receivable	503	(349)
Prepaid expenses	(22)	(63)
Other current assets	(231)	(85)
Accounts payable	(864)	(78)
Accrued payroll and other compensation	(96)	(11)
Accrued income taxes	(16)	(6)
Other accrued taxes	(78)	(76)
Other liabilities and accrued expenses	535	238

Net cash (used in) provided by operating activities	(10)	192

Investing activities:
Capital expenditures	(1,123)	(660)
Proceeds from disposal of property and equipment	—	1

Net cash used in investing activities	(1,123)	(659)

Financing activities:
Payments on capital leases obligations	—	(9)

Net cash used by financing activities	—	(9)

Decrease in cash and cash equivalents	(1,133)	(476)
Cash and cash equivalents at beginning of year	5,086	13,251

Cash and cash equivalents at end of period	$3,953	$12,775

Non cash investing activities:
Capital expenditures of $159 and $904 are included in accounts payable at March 31, 2008 and March 31, 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2007 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2008, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which was 3,803,331. There were no common equivalent shares outstanding and, therefore, diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2008 and 2007.

Note 3. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. During the first quarter of 2008 and 2007, there were no transactions from non-owner sources. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$(60)	$352
Other comprehensive income	—	—

Comprehensive income	$(60)	$352

Note 4. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2008, there were no borrowings under the line of credit.

Note 5. Discontinued Operations

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

There was no income or expenses included in discontinued operations in the first quarter of 2008 or 2007.

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

For the three months ended March 31, 2008, one customer of the waste management services segment accounted for approximately 13% of the segments net operating revenues and 11% of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2007, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net operating revenues from:
Waste management services:
External customers revenues	$8,935	$10,181
Intersegment revenues	—	—

Total waste management services	8,935	10,181

Golf and related operations:
External customers revenues	1,419	1,129
Intersegment revenues	5	7

Total golf and related operations	1,424	1,136

Segment operating revenues	10,359	11,317
Intersegment eliminations	(5)	(7)

Total net operating revenues	$10,354	$11,310

Income (loss) before taxes:
Waste management services	$796	$986
Golf and related operations	(206)	(171)

Segment income before taxes	590	815

Corporate interest income	10	123
Corporate other income, net	7	2
General corporate expenses	(667)	(588)

Income (loss) before taxes	$(60)	$352

Interest income:

Waste management services	$16	$25
Golf and related operations	3	4
Corporate	10	123

Total	$29	$152

Business Segment Information (continued)

	March 31, 2008	December 31, 2007
Identifiable assets:

Waste management services	$9,592	$9,978
Golf and related operations	32,998	31,472
Corporate	36,970	37,386

Subtotal	79,560	78,836
Elimination of intersegment receivables	(32,131)	(30,987)

Total	$47,429	$47,849

The decrease in identifiable assets of the waste management services segment is primarily a result of a decrease in accounts receivable. The increase in identifiable assets of the golf and related operations segment is primarily due to capital expenditures for the construction and renovation of the Sharon facility.

Note 8. Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. This statement was effective for Avalon beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on Avalon’s financial statements.

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

Liquidity and Capital Resources

For the first three months of 2008, Avalon utilized existing cash to fund capital expenditures and meet operating needs.

On March 21, 2008, Avalon entered into an unsecured $3.5 million line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. At March 31, 2008, there were no borrowings under the line of credit.

Avalon’s aggregate capital expenditures in 2008 are expected to be in the range of $1 million to $2 million, which will relate principally to the construction costs of renovating and building additional banquet and recreational facilities at the Sharon Country Club, which was purchased in October 2006. During the first three months of 2008, capital expenditures for Avalon totaled approximately $1.1 million which principally related to such construction costs.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $6.8 million of leasehold improvements as of March 31, 2008. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $4.2 million at March 31, 2008 compared with $5.3 million at December 31, 2007. The decrease is primarily due to the utilization of cash for the construction and renovation of the Sharon Country Club and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in other current liabilities and accrued expenses. The decrease in accounts payable and accounts receivable is primarily due to the timing of payments to vendors and collections from customers of the waste management services segment in the ordinary course of business.

The increase in other current liabilities and accrued expenses at March 31, 2008 compared with December 31, 2007 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.9 million at December 31, 2007 to $2.2 million at March 31, 2008.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2008 decreased to $10.4 million compared with $11.3 million in the prior year’s first quarter. The decrease is primarily the result of lower net operating revenues of the waste management services segment, partially offset by increased net operating revenues of the golf and related operations segments. Costs of operations decreased to $8.9 million in the first quarter of 2008 compared with $9.5 million in the prior year first quarter. The decrease in costs of operations is primarily due to lower transportation and disposal costs of the waste management services segment, in which costs vary directly with the decrease in net operating revenues. Avalon recorded a net loss of $60,000 for the first quarter of 2008 compared with net income of $352,000 for the first quarter of 2007.

Performance in the First Quarter of 2008 compared with the First Quarter of 2007

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $8.9 million in the first quarter of 2008 compared with $10.2 million in the first quarter of the prior year. The decrease in net operating revenues is primarily due to a decrease in the number of large one-time projects of the waste brokerage and management operations in the first quarter of 2008 compared with the first quarter of 2007. Net operating revenues of the captive landfill management operations increased slightly in the first quarter of 2008 compared with the first quarter of the prior year. Income before taxes for the waste management services segment decreased to $.8 million in the first quarter of 2008 compared with $1 million in the first quarter of 2007. The decrease is primarily due to the decline in net operating revenues of the waste brokerage and management operations. Income before taxes of the captive landfill operations increased slightly in the first quarter of 2008 compared with the first quarter of the prior year.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $1.4 million in the first quarter of 2008 compared with $1.1 million in the first quarter of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first quarter of 2008 and 2007 due to adverse weather conditions. The increase in net operating revenues is primarily due to an increase in the average number of members during the first quarter of 2008 compared with the prior year first quarter and increased food and beverage sales as a result of opening the dining and banquet facilities at the Avalon Golf and Country Club at Sharon in March 2008. The golf and related operations segment incurred a loss before taxes of $206,000 in the first quarter of 2008 compared with a loss before taxes of $171,000 in the first quarter of the prior year. The increased loss before taxes is primarily due to increased depreciation expense and higher expenses of the Sharon facility during the first two months of 2008, while the facility was still under construction and renovation.

Interest income

Interest income was $29,000 in the first quarter of 2008 compared with $152,000 in the first quarter of 2007. The decrease is primarily due to a significantly lower average amount of cash invested during the first quarter of 2008 compared with the first quarter of 2007.

General corporate expenses

General corporate expenses increased to $.7 million in the first quarter of 2008 compared with $.6 million in the first quarter of 2007 primarily due to increased accounting fees.

Net Income

Avalon recorded a net loss of $60,000 in the first quarter of 2008 compared with net income of $352,000 in the first quarter of the prior year. Avalon’s overall effective tax rate, including the effect of state income tax provisions, was 0% in the first quarter of 2008 and 2007. The income tax benefit in the first quarter of 2008 and the provision in the first quarter of 2007 were offset by a change in the valuation allowance. Avalon recorded a valuation allowance because Avalon believes it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

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

Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. Avalon’s waste brokerage and management operations may not be able to pass these price increases onto its customers, which, in turn, may adversely impact Avalon’s future financial performance. In addition, consolidation has had the effect of reducing the number of competitors offering disposal alternatives, which, also, reduces the alternatives Avalon’s waste brokerage and management operations can offer its customers. This, too, may adversely impact the future financial performance of Avalon.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. During the first quarter of 2008, Avalon opened the dining and banquet facilities and fitness center at the Sharon club. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although there has been a continual increase in the number of members of the Avalon Golf and Country Club, as of March 31, 2008, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

All three of Avalon’s clubhouse/golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose its liquor license, the financial performance of the golf and related operations would be adversely affected.

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

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on May 6, 2008; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 9, 2008	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)