Form 10-Q
period 2008-06-30
AVALON HOLDINGS CORP
filed 2008-08-12
CIK 1061069

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of August 12, 2008.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$11,720	$11,534	$22,074	$22,844

Costs and expenses:
Costs of operations	9,864	9,695	18,709	19,167
Selling, general and administrative expenses	1,652	1,677	3,313	3,368

Operating income from continuing operations	204	162	52	309

Other income (expense):
Interest expense	(3)	(4)	(7)	(9)
Interest income	8	133	37	285
Other income (expense), net	59	(38)	126	20

Income from continuing operations before income taxes	268	253	208	605

Provision for income taxes	14	3	14	3

Income from continuing operations	254	250	194	602

Discontinued operations:
Income from discontinued operations, net of taxes	—	113	—	113

Net income	$254	$363	$194	$715

Net income per share from continuing Operations (Note 2)	$.07	$.07	$.05	$.16

Net income per share from discontinued Operations (Note 2)	$—	$.03	$—	$.03

Net income per share (Note 2)	$.07	$.10	$.05	$.19

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007

	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$3,552	$5,086
Accounts receivable, net	8,148	7,704
Prepaid expenses	299	287
Other current assets	703	366

Total current assets	12,702	13,443

Property and equipment, less accumulated depreciation and amortization of $7,142 in 2008 and $6,595 in 2007	29,894	28,568
Leased property under capital leases, less accumulated depreciation and amortization of $1,204 in 2008 and $1,035 in 2007	5,739	5,759
Noncurrent deferred tax asset	19	19
Other assets, net	59	60

Total assets	$48,413	$47,849

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,751	5,013
Accrued payroll and other compensation	708	594
Accrued income taxes	38	43
Other accrued taxes	148	260
Other liabilities and accrued expenses	2,906	2,271

Total current liabilities	8,552	8,182

Obligations under capital leases	231	231

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,504)	(18,698)

Total shareholders’ equity	39,630	39,436

Total liabilities and shareholders’ equity	$48,413	$47,849

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Income from continuing operations	$194	$602
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	719	563
Loss on disposal of property and equipment	1	—
Provision for losses on accounts receivable	1	1
Change in operating assets and liabilities:
Accounts receivable	(445)	(363)
Prepaid expenses	(12)	(104)
Other current assets	(337)	(163)
Other assets, net	1	7
Accounts payable	(262)	(157)
Accrued payroll and other compensation	114	120
Accrued income taxes	(5)	(5)
Other accrued taxes	(112)	(17)
Other liabilities and accrued expenses	635	220

Net cash provided by operating activities from continuing operations	492	704
Net cash provided by operating activities from discontinued operations	—	113

Net cash provided by operating activities	492	817

Investing activities:
Proceeds from disposal of property and equipment	2	—
Capital expenditures	(2,028)	(4,571)

Net cash used in investing activities	(2,026)	(4,571)

Financing activities:
Payments on capital lease obligations	—	(10)

Net cash used in financing activities	—	(10)

Decrease in cash and cash equivalents	(1,534)	(3,764)
Cash and cash equivalents at beginning of year	5,086	13,251

Cash and cash equivalents at end of period	$3,552	$9,487

Non cash investing activities:

Capital expenditures of $59 and $1,211 are included in accounts payable at June 30, 2008 and June 30, 2007, respectively.

Non cash financing activities:

A capital lease obligation of $114 was exchanged for an operating lease in the second quarter of 2007.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2008, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income Per Share

Basic net income per share amounts have been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. There were no common equivalent shares outstanding and, therefore, diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2008 and 2007.

Note 3. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. During the second quarter and six months ended June 30, 2008 and 2007, there were no transactions from non-owner sources. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$254	$363	$194	$715
Other comprehensive income	—	—	—	—

Comprehensive income	$254	$363	$194	$715

Note 4. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2008, there were no borrowings under the line of credit.

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

On July 15, 2004, Avalon sold all the common stock of DartAmerica, Inc., Avalon’s transportation operations. As a result, all income and expenses relating to the transportation operations are included in discontinued operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operation of golf courses, clubhouses that provide recreational facilities and offer dining and banquet facilities and a travel agency. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2008 and 2007, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) from continuing operations before taxes. Business segment information including the reconciliation of segment income (loss) to consolidated income from continuing operations before taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues from:
Waste management services:
External customers revenues	$8,940	$9,377	$17,875	$19,558
Intersegment revenues	—	12	—	12

Total waste management services	8,940	9,389	17,875	19,570

Golf and related operations:
External customers revenues	2,780	2,157	4,199	3,286
Intersegment revenues	19	19	24	26

Total golf and related operations	2,799	2,176	4,223	3,312

Segment operating revenues	11,739	11,565	22,098	22,882
Intersegment eliminations	(19)	(31)	(24)	(38)

Total net operating revenues	$11,720	$11,534	$22,074	$22,844

Income (loss) from continuing operations before taxes:
Waste management services	$935	$908	$1,731	$1,894
Golf and related operations	(8)	(145)	(214)	(316)

Segment income before taxes	927	763	1,517	1,578
Corporate interest income	1	109	11	232
Corporate other income, net	3	2	10	4
General corporate expenses	(663)	(621)	(1,330)	(1,209)

Income from continuing operations before taxes	$268	$253	$208	$605

Interest income:
Waste management services	$7	$21	$23	$46
Golf and related operations	—	3	3	7
Corporate	1	109	11	232

Total	$8	$133	$37	$285

	June 30, 2008	December 31, 2007
Identifiable assets:
Waste management services	$10,965	$9,978
Golf and related operations	33,608	31,472
Corporate	36,579	37,386

Subtotal	81,152	78,836
Elimination of intersegment receivables	(32,739)	(30,987)

Total	$48,413	$47,849

The increase in identifiable assets of the waste management services segment is primarily a result of an increase in intersegment transactions which are eliminated in consolidation. The increase in identifiable assets of the golf and related operations segment is primarily due to capital expenditures for the construction and renovation of the Sharon Country Club facility.

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

Liquidity and Capital Resources

For the first six months of 2008, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2008 are estimated to be in the range of $2.2 million to $2.8 million, which will relate principally to the construction costs of renovating and building additional banquet and recreational facilities for the golf and related operations. During the first six months of 2008, capital expenditures for Avalon totaled approximately $2 million which were principally related to such construction costs.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made $6.9 million of leasehold improvements as of June 30, 2008. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $4.2 million at June 30, 2008 compared with $5.3 million at December 31, 2007. The decrease is primarily due to the utilization of cash for the construction and renovation of the Sharon Country Club and an increase in other current liabilities, partially offset by an increase in accounts receivable and other current assets.

The increase in other current liabilities and accrued expenses at June 30, 2008 compared with December 31, 2007 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.9 million at December 31, 2007 to $2.3 million at June 30, 2008.

The increase in accounts receivable is primarily due to higher receivables of the golf and related operations segment at June 30, 2008 compared with December 31, 2007 as a result of an increase in the number of members of the Avalon Golf and Country Club.

The increase in other current assets is primarily due to increased inventories as a result of opening the dining and banquet facilities at the Sharon facility during the first quarter of 2008.

Management believes that anticipated cash provided from future operations, existing working capital, monies available under its credit facility, as well as, Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2008 increased to $11.7 million compared with $11.5 million in the prior year’s second quarter. The increase is primarily the result of higher net operating revenues of the golf and related operations segment, partially offset by a decrease in the net operating revenues of the waste management services segment. Costs of operations increased to $9.9 million in the second quarter of 2008 compared with $9.7 million in the prior year quarter. The increase in costs of operations is primarily due to increased operating costs of the golf and related operations segment as a result of higher net operating revenues. Consolidated selling, general and administrative expenses were flat in the second quarter of 2008 compared with the second quarter of 2007. Avalon recorded income from continuing operations of $.3 million or $.07 per share in both the second quarter of 2008 and 2007.

For the first six months of 2008, net operating revenues decreased to $22.1 million compared with $22.8 million for the first six months of 2007. The decrease is primarily the result of lower net operating revenues of the waste management services segment, partially offset by, an increase in the net operating revenues of the golf and related operations segment as a result of the Sharon facility opening in March 2008. Costs of operations were $18.7 million for the first six months of 2008 compared with $19.2 million for the first six months of 2007. The decrease in costs of operations is primarily due to lower transportation and disposal costs of the waste management services segment, in which costs have a direct relationship to revenues, partially offset by higher operating costs of the golf and related operations as a result of the Sharon facility opening. Consolidated selling, general and administrative expenses decreased to $3.3 million for the first six months of 2008 compared with $3.4 million for the first six months of 2007. Avalon recorded income from continuing operations of $.2 million or $.05 per share for the first six months of 2008 compared with income from continuing operations of $.6 million or $.16 per share for the prior year period.

Performance in the Second Quarter of 2008 compared with the Second Quarter of 2007

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $8.9 million in the second quarter of 2008 compared with $9.4 million in the second quarter of the prior year. The decrease in net operating revenues is primarily due to a decrease in the amount of event work or one-time projects of the waste brokerage and management operations in the second quarter of 2008 compared to the prior year quarter. Net operating revenues of the captive landfill management operations increased slightly in the second quarter of 2008 compared with the second quarter of the prior year. Income from continuing operations before taxes of the waste management services segment was $.9 million in the both the second quarter of 2008 and 2007. Although net operating revenues of the waste brokerage and management operations were lower in the second quarter of 2008, gross margins were higher compared with the prior year quarter. Income from continuing operations before taxes of the captive landfill operations decreased slightly in the second quarter of 2008 compared with the second quarter of the prior year due to higher operating expenses.

Net operating revenues of the golf and related operations increased to $2.8 million in the second quarter of 2008 compared with $2.2 million in the second quarter of the prior year. The increase in net operating revenues is primarily due to an increase in the average number of members during the second quarter of 2008 compared with the second quarter of 2007 and increased merchandise, food and beverage sales as a result of the dining and banquet facilities of the Avalon Golf and Country Club at Sharon being completely operational during the second quarter of 2008. During the second quarter of 2007, this facility was closed for construction and renovation. The golf and related operations segment incurred a loss from continuing operations before taxes of $8,000 in the second quarter of 2008 compared with a loss from continuing operations before taxes of $145,000 in the second quarter of the prior year. The second quarter of the prior year included a one-time expense for the settlement of an employment contract dispute. Excluding the settlement expense, the improvement is primarily due to the increased membership in the Avalon Golf and Country Club resulting in additional membership dues.

Interest income

Interest income was $8,000 in the second quarter of 2008 compared with $133,000 in the second quarter of 2007. The decrease is primarily the result of significantly lower average cash and cash equivalents invested during the second quarter of 2008 compared with the second quarter of the prior year.

General corporate expenses

General corporate expenses were $.7 million in the second quarter of 2008 compared with $.6 million in the second quarter of 2007. The increase is a result of increases in various expense items.

Net income

Avalon recorded net income of $.3 million in the second quarter of 2008 compared with net income of $.4 million in the second quarter of the prior year. Avalon’s overall effective tax rate, excluding the effect of some minor state income tax provisions, was 0% in the second quarter of 2008 and 2007. The income tax provision for the second quarter of 2008 and 2007 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance.

Performance in the first six months of 2008 compared with the first six months of 2007

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $17.9 million in the first six months of 2008 compared with $19.6 million in the first six months of the prior year. The decrease in net operating revenues is primarily the result of a decrease in the amount of event work or one-time projects of waste brokerage and management operations in the first six months of 2008 compared with the first six months of 2007. Net operating revenues of the captive landfill management operations increased in the first six months of 2008 compared with the first six months of 2007 primarily as a result of an increase in the amount of waste disposed of at the landfill and additional work performed on miscellaneous projects. Income from continuing operations before taxes of the waste management services segment decreased to $1.7 million in the first six months of 2008 compared with $1.9 million in the first six months of the prior year. The decrease is primarily a result of the decrease in the net operating revenues of the waste brokerage and management operations, partially offset by higher gross margins. Income from continuing operations before taxes of the captive landfill operations increased slightly in the first six months of 2008 compared with the first six months of 2007.

Net operating revenues of the golf and related operations segment increased to $4.2 million in the first six months of 2008 compared with $3.3 million in the first six months of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first three months of 2008 and 2007 due to adverse weather conditions. The dining and banquet facilities at Sharon were opened in March 2008. The Sharon facility was closed for construction and renovation during the first six months of 2007. The increase in net operating revenues is primarily due to an increase in the average number of members during the first six months of 2008 compared with the first six months of 2007, as well as, increased merchandise, food and beverage sales as a result of opening the dining and banquet facilities at the Sharon club in March 2008. The golf and related operations segment incurred a loss from continuing operations before taxes of $214,000 in the first six months of 2008 compared with a loss from continuing operations before taxes of $316,000 in the first six months of the prior year. Prior to opening the dining and banquet facilities in March 2008, the Sharon facility incurred significantly higher expenses in the first two months of 2008 while the facility was being prepared for opening when compared with the first two months of the prior year. The first six months of 2007, also, include a one-time expense for the settlement of an employment contract dispute. Excluding these aforementioned expenses, the improvement is primarily due to increased membership in the Avalon Golf and Country Club resulting in additional membership dues.

Interest income

Interest income was $37,000 in the first six months of 2008 compared with $285,000 in the first six months of 2007. The decrease is primarily due to a significantly lower average amount of cash invested during the first six months of 2008 compared with the first six months of 2007.

General corporate expenses

General corporate expenses were $1.3 million in the first six months of 2008 compared with $1.2 million in the first six months of 2007. The increase is a result of increases in various expense items.

Net income

Avalon recorded net income of $.2 million in the first six months of 2008 compared with net income of $.7 million in the first six months of the prior year. Avalon’s overall effective tax rate, excluding the effect of some minor state income tax provisions, was 0% in both the first six months of 2008 and 2007. The income tax provision for the first six months of 2008 and 2007 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. During the first quarter of 2008, Avalon opened the dining and banquet facilities and fitness center at the Sharon club. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although there has been a continual increase in the number of members of the Avalon Golf and Country Club, as of June 30, 2008, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 12, 2008	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)