Form 10-K/A
period 2007-12-31
AVALON HOLDINGS CORP
filed 2008-09-23
CIK 1061069

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Amendment No. 1 to Form 10-K

Year Ended December 31, 2007

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1” is being filed to amend the Avalon Holdings Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 2007, previously filed on March 20, 2008 (the “Original Filing”) in order to revise Item 9A of Part II of the Annual Report, amend Management’s Annual Report on Internal Control over Financial Reporting contained in Exhibit 13.1 and revise the certifications contained in Exhibits 31.1 and 31.2, which relate to the Company’s internal control over financial reporting. Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing. The disclosures contained herein have not been updated to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Page
Part II

Item 9A. Controls and Procedures	4

Signatures	5

Note on Incorporation by Reference

In this Amendment No. 1 to the Annual Report on Form 10-K/A, various information and data are incorporated by reference from Avalon’s 2007 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K/A.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report in connection with the filing of this Amendment No. 1. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2007, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of September, 2008.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Timothy C. Coxson
Timothy C. Coxson-Treasurer and Chief Financial Officer

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
13.1	*2007 Annual Report to Shareholders (Page 23 amended) “Management’s Report on Internal Control over Financial Reporting.”

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.