Form 10-Q/A
period 2008-06-30
AVALON HOLDINGS CORP
filed 2008-09-23
CIK 1061069

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

AVALON HOLDINGS CORPORATION

AMENDMENT NO. 1 TO FORM 10-Q

Quarter Ended June 30, 2008

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, previously filed on August 12, 2008 (the “Original Filing”) in order to revise the disclosure relating to management’s evaluation of disclosure controls and procedures contained in Item 4 of Part I of the Quarterly Report and revise the certifications contained in Exhibit 31.1 and 31.2 relating to the Company’s internal control over financial reporting. This Amendment No. 1 on Form 10-Q/A amends and restates only Items 4 of Part I and Item 6 of Part II of the Original Filing to reflect the changes to Item 4 and Exhibits 31.1 and 31.2. Except for the foregoing amended information, this Amendment No. 1 on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC filings made subsequent to the original filing.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 in connection with the filing of this Amendment No. 1. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2008 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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