Form 10-Q
period 2008-09-30
AVALON HOLDINGS CORP
filed 2008-11-13
CIK 1061069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 3,190,786 shares of its Class A Common Stock and 612,545 shares of its Class B Common Stock outstanding as of November 11, 2008.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating revenues	$14,255	$12,139	$36,329	$34,983

Costs and expenses:
Costs of operations	11,996	10,158	30,705	29,325
Selling, general and administrative expenses	1,808	1,543	5,121	4,911

Operating income from continuing operations	451	438	503	747

Other income (expense):
Interest expense	(3)	(3)	(10)	(12)
Interest income	7	94	44	379
Other income, net	43	45	169	65

Income from continuing operations before income taxes	498	574	706	1,179
Provision for income taxes	16	27	30	30

Income from continuing operations	482	547	676	1,149

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	113
Provision for income taxes	—	—	—	—

Income from discontinued operations	—	—	—	113

Net income	$482	$547	$676	$1,262

Net income per share from continuing operations (Note 2)	$.13	$.14	$.18	$.30

Net income per share from discontinued operations (Note 2)	$—	$—	$—	$.03

Net income per share (Note 2)	$.13	$.14	$.18	$.33

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007

	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,080	$5,086
Accounts receivable, net	9,654	7,704
Prepaid expenses	318	287
Other current assets	683	366

Total current assets	14,735	13,443
Property and equipment, less accumulated depreciation and amortization of $7,436 in 2008 and $6,595 in 2007	29,704	28,568
Leased property under capital leases, less accumulated depreciation and amortization of $1,290 in 2008 and $1,035 in 2007	5,766	5,759
Noncurrent deferred tax asset	19	19
Other assets, net	59	60

Total assets	$50,283	$47,849

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	6,246	5,013
Accrued payroll and other compensation	873	594
Accrued income taxes	17	43
Other accrued taxes	230	260
Other liabilities and accrued expenses	2,573	2,271

Total current liabilities	9,940	8,182

Obligations under capital leases	231	231

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,022)	(18,698)

Total shareholders’ equity	40,112	39,436

Total liabilities and shareholders’ equity	$50,283	$47,849

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Income from continuing operations	$676	$1,149
Reconciliation of income from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,126	831
Provision (benefit) for losses on accounts receivable	1	(61)
Gain from disposal of property and equipment	(2)	(1)
Change in operating assets and liabilities:
Accounts receivable	(1,951)	(169)
Prepaid expenses	(31)	(86)
Other current assets	(317)	(145)
Other assets	—	8
Accounts payable	1,233	(229)
Accrued payroll and other compensation	279	139
Accrued income taxes	(26)	10
Other accrued taxes	(30)	(48)
Other liabilities and accrued expenses	302	279

Net cash provided by operating activities from continuing operations	1,260	1,677
Net cash provided by operating activities from discontinued operations	—	113

Net cash provided by operating activities	1,260	1,790

Investing activities:
Proceeds from disposal of property and equipment	6	1
Capital expenditures	(2,272)	(8,291)

Net cash used in investing activities	(2,266)	(8,290)

Financing activities:
Payments on capital lease obligations	—	(10)

Net cash used in financing activities	—	(10)

Decrease in cash and cash equivalents	(1,006)	(6,510)
Cash and cash equivalents at beginning of year	5,086	13,251

Cash and cash equivalents at end of period	$4,080	$6,741

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

September 30, 2008

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2008, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Income per Share

Basic net income per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2008 and 2007.

Note 3. Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. During the third quarter and nine months ended September 30, 2008 and 2007, there were no transactions from non-owner sources.

Note 4. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At September 30, 2008, there were no borrowings under the line of credit.

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

Note 6. Legal Matters

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, a travel agency and clubhouses that provide recreational, dining and banquet facilities. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at September 30, 2008 and December 31, 2007 were $2.1 million and $1.9 million, respectively, and are included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2008 and 2007, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating revenues from:
Waste management services:
External customers revenues	$10,954	$9,589	$28,829	$29,147
Intersegment revenues	1	—	1	12

Total waste management services	10,955	9,589	28,830	29,159

Golf and related operations:
External customers revenues	3,301	2,550	7,500	5,836
Intersegment revenues	14	12	38	38

Total golf and related operations	3,315	2,562	7,538	5,874

Segment operating revenues	14,270	12,151	36,368	35,033
Intersegment eliminations	(15)	(12)	(39)	(50)

Total net operating revenues	$14,255	$12,139	$36,329	$34,983

Income (loss) from continuing operations before taxes:
Waste management services	$973	$946	$2,704	$2,840
Golf and related operations	63	155	(151)	(161)

Segment income before taxes	1,036	1,101	2,553	2,679
Corporate interest income	—	71	11	303
Corporate other income, net	2	3	12	7
General corporate expenses	(540)	(601)	(1,870)	(1,810)

Income from continuing operations before taxes	$498	$574	$706	$1,179

Interest income:
Waste management services	$6	$20	$29	$66
Golf and related operations	1	3	4	10
Corporate	—	71	11	303

Total	$7	$94	$44	$379

	September 30, 2008	December 31, 2007
Identifiable assets:
Waste management services	$12,995	$9,978
Golf and related operations	33,355	31,472
Corporate	36,860	37,386

Subtotal	83,210	78,836
Elimination of intersegment receivables	(32,927)	(30,987)

Total	$50,283	$47,849

The increase in the identifiable assets of the waste management services segment is primarily due to an increase in accounts receivable of the waste brokerage and management services at September 30, 2008 compared with December 31, 2007. The increase in identifiable assets of the golf and related operations segment is primarily due to capital expenditures for the golf and related operations facilities.

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

Liquidity and Capital Resources

For the first nine months of 2008, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2008 are expected to be in the range of $2.3 million to $2.6 million. Such expenditures will principally relate to the construction costs of renovating and building additional banquet and recreational facilities for the golf and related operations. During the first nine months of 2008, capital expenditures for Avalon totaled approximately $2.3 million which was principally related to such construction costs.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.1 million of leasehold improvements as of September 30, 2008. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $4.8 million at September 30, 2008 compared with $5.3 million at December 31, 2007. The decrease in working capital is primarily due to utilizing cash for the construction and renovation of the golf and related operations facilities and an increase in accounts payable of the waste management services segment, partially offset by an increase in accounts receivable of the waste management services segment.

The increase in accounts receivable at September 30, 2008 compared with December 31, 2007 is primarily due to higher net operating revenues of the waste management services segment in the third quarter of 2008 compared with the fourth quarter of 2007. The waste management services segment recorded net operating revenues of $11.0 million in the third quarter of 2008 compared with $8.9 million in the fourth quarter of 2007.

The increase in other current assets at September 30, 2008 compared with December 31, 2007 is primarily due to an increase in inventories of the golf and related operations.

The increase in accounts payable at September 30, 2008 compared with December 31, 2007 is primarily a result of increased payables due disposal facilities and transporters used by the waste brokerage and management services business. Such increase is the result of the timing of payments to disposal facilities and transporters in the ordinary course of business.

The increase in other liabilities and accrued expenses at September 30, 2008 compared with December 31, 2007 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased from $1.9 million at December 31, 2007 to $2.1 million at September 30, 2008.

At September 30, 2007, working capital was $6.7 million compared with $13.7 million at December 31, 2006. The decrease was primarily due to utilizing cash for the construction and renovation of the Sharon Country Club, an increase in accounts payable relating to such construction and an increase in other liabilities and accrued expenses due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. The decrease was partially off set by an increase in accounts receivable of the golf and related operations segment as a result of an increase in the membership of the Avalon Golf and Country Club.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2008 increased to $14.3 million compared with $12.1 million in the prior year’s third quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment and, to a lesser extent, an increase in the net operating revenues of the golf and related operations segment. Costs of operations increased to $12.0 million in the third quarter of 2008 compared with $10.2 million in the prior year’s third quarter. The increase is primarily the result of an increase in transportation and disposal costs, which vary directly with the higher net operating revenues of the waste brokerage and management services business. Consolidated selling, general and administrative expenses increased to $1.8 million in the third quarter of 2008 compared with $1.5 million in the third quarter of 2007 primarily due to higher payroll and employee costs. Avalon recorded income from continuing operations of $482,000 or $.13 per share, in the third quarter of 2008 compared with $547,000 or $.14 per share, in the third quarter of 2007.

For the first nine months of 2008, net operating revenues increased to $36.3 million compared with $35.0 million for the first nine months of 2007. The increase is primarily the result of higher net operating revenues of the golf and related operations segment, partially offset by a slight decrease in the net operating revenues of the waste management services segment. Costs of operations were $30.7 million for the first nine months of 2008 compared with $29.3 million for the first nine months of 2007. The increase is primarily the result of increased costs of the golf and related operations segment as a result of increased net operating revenues. Consolidated selling, general and administrative expenses increased to $5.1 million for the first nine months of 2008 compared with $4.9 million for the first nine months of 2007. Avalon recorded income from continuing operations of $.7 million or $.18 per share, for the first nine months of 2008 compared with $1.1 million or $.30 per share, for the prior year period.

Performance in the Third Quarter of 2008 compared with the Third Quarter of 2007

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $11.0 million in the third quarter of 2008 compared with $9.6 million in the third quarter of the prior year. For the third quarter of 2008, net operating revenues of the waste brokerage and management services were $10.5 million compared with $8.9 million in the third quarter of 2007, while the net operating revenues of the captive landfill management operations were $.5 million in the third quarter of 2008 compared with $.7 million in the third quarter of 2007. The increase in the net operating revenues of the waste brokerage and management services was primarily due to an increase of $1.4 million in event work and an increase of $.2 million in continuous or ongoing work during the third quarter of 2008 compared with the prior year quarter. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter. The decrease in net operating revenues of the captive landfill operations was primarily the result of a $.1 million decrease in the volume of waste disposed and a $.1 million decrease in the sales of steel construction mats. The volume of waste disposed at the captive landfill is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility. Net operating revenues of the steel construction mats have been negatively impacted by the high cost of steel and will probably continue to be adversely impacted as long as the steel prices remain high.

Income from continuing operations before taxes for the waste management services segment increased to $1.0 million in the third quarter of 2008 compared with $.9 million in the third quarter of the prior year. Income from continuing operations before taxes of the waste brokerage and management services was $.9 million for the third quarter of 2008 compared with $.8 million for the third quarter of 2007. Gross margins improved to 19.4% in the third quarter of 2008 compared with 17.9% in the prior year quarter. In the third quarter of 2007, income from continuing operations before taxes of the waste management and brokerage services benefited from the recovery of a customer accounts receivable previously written off in the amount of $.1 million. Income from continuing operations before taxes of the captive landfill operations was $.1 million in the third quarter of 2008 compared with $.2 million in the third quarter of 2007. The decrease was primarily as a result of the decrease in the volume of waste disposed and a decrease in the sales of construction mats.

Net operating revenues of the golf and related operations were $3.3 million in the third quarter of 2008 compared with $2.6 million in the third quarter of the prior year. The increase in net operating revenues is primarily due to an increase in green fees, cart rentals, locker fees, and food and beverage sales as a result of the dining and banquet facilities of the Avalon Country Club at Sharon being completely operational during the third quarter of 2008. During the third quarter of 2007, the dining and banquet facilities were closed for construction and renovation. In addition, membership dues were higher as a result of an increase in the average number of members in the third quarter of 2008 compared with the third quarter of the prior year. In the third quarter of 2008, the average number of members was 2,697 compared with 2,150 in the third quarter of 2007. Although net operating revenues increased, income from continuing operations before taxes decreased to $.1 million in the third quarter of 2008 compared with $.2 million in the third quarter of 2007. The decrease is primarily due to the additional operating costs and increased depreciation expense associated with the Avalon Country Club at Sharon. In addition, although net operating revenues from green fees increased in total in the third quarter of 2008 compared with the prior year quarter, the overall average play per course declined when considering the fact that Avalon had three golf courses available for play in the third quarter of 2008 compared with only two golf courses for most of the third quarter of 2007. As a result, costs associated with operating the golf courses were higher as a percentage of net operating revenues in the third quarter of 2008 compared with the third quarter of 2007.

Interest income

Interest income was $7,000 in the third quarter of 2008 compared with $94,000 in the third quarter of 2007. The decrease is primarily the result of lower average cash and cash equivalents invested during the third quarter of 2008 compared with the third quarter of the prior year.

General corporate expenses

General corporate expenses were $.5 million in the third quarter of 2008 compared with $.6 million in the third quarter of 2007. The lower general corporate expenses were the result of decreases in various expense items.

Net income

Avalon recorded net income of $.5 million in both the third quarter of 2008 and 2007. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the third quarter of 2008 and 2007. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income from continuing operations before taxes was offset by a decrease in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2008 compared with the first nine months of 2007

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $28.8 million in the first nine months of 2008 compared with $29.2 million in the first nine months of the prior year. For the first nine months of 2008, the net operating revenues of the waste brokerage and management services were $27.0 million compared with $27.4 million for the first nine months of the prior year and the net operating revenues of the captive landfill management operations were $1.8 million for both the first nine months of 2008 and 2007. The decrease in the net operating revenues of the waste brokerage and management services was primarily due to a decrease of $.6 million in event work, partially offset by an increase of $.2 million in continuous work. Due to the decline in the economy, some of the waste brokerage and management services’ customers have or intend to reduce or curtail their operations, which, in turn, could reduce the amount of waste generated. In addition, some customers may postpone cleanup projects or other event type work. If there is a significant reduction in the amount of waste generated or a significant decline in event work, the financial results of the waste management services segment could be adversely affected.

Income from continuing operations before taxes for the waste management services segment decreased to $2.7 million for the first nine months of 2008 compared with $2.8 million for the first nine months of the prior year. Income from continuing operations before taxes of the waste brokerage and management services was $2.3 million for both the nine months ended September 30, 2008 and 2007. Although net operating revenues decreased, average gross margins increased to 19.3% for the first nine months 2008 compared with 18.5% for the prior year period. For the nine months ended September 30, 2007, income from continuing operations before taxes of the waste management and brokerage services benefited from the recovery of a customer accounts receivable previously written off in the amount of $.1 million. Income from continuing operations before taxes of the captive landfill operations was $.4 million for the nine months ended September 30, 2008 compared with $.5 million for the nine months ended September 30, 2007. The decrease was primarily as a result of increased operating expenses, including higher fuel and equipment costs.

Net operating revenues of the golf and related operations segment were $7.5 million in the first nine months of 2008 compared with $5.9 million in the first nine months of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first three months of 2008 and 2007 due to adverse weather conditions. The dining and banquet facilities at the Avalon Country Club at Sharon were opened in March 2008. These facilities were closed for construction and renovation during the first nine months of 2007. The increase in net operating revenues is primarily due to an increase in membership dues as a result of a higher average number of members during the first nine months of 2008 compared with the first nine months of 2007 and increased cart rentals, green fees, merchandise, and food and beverage sales. The average number of members during the first nine months of 2008 was 2,557 compared with 1,977 for the first nine months of 2007. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. Avalon has not experienced a decline in memberships, however, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

The golf and related operations segment incurred a loss from continuing operations before taxes of $.2 million in both the first nine months of 2008 and 2007. The Sharon facility incurred significantly higher expenses in the first two months of 2008 while the facility was being prepared for opening compared with the first two months of 2007 when the facility was closed. In addition, the first nine months of 2007 include a one-time expense for the settlement of an employment contract dispute. Excluding the aforementioned expenses and despite higher net operating revenues, income from continuing operations before taxes improved only slightly in the first nine months of 2008 compared with the prior year period primarily because of higher operating costs and increased depreciation expense of the Avalon Country Club at Sharon. Additionally, although net operating revenues from green fees and cart rentals increased in total for the first nine months of 2008 compared with the prior year, the overall average play per course declined when considering the fact that Avalon had three golf courses available for play in 2008 compared with only two golf courses for most of 2007. As a result, costs associated with operating the golf courses were higher as a percentage of net operating revenues in 2008 compared with the 2007.

Interest income

Interest income was $44,000 in the first nine months of 2008 compared with $379,000 in the first nine months of 2007. The decrease is primarily the result of a lower amount of average cash and cash equivalents invested during the first nine months of 2008 compared with the first nine months of the prior year.

General corporate expenses

General corporate expenses were $1.9 million in the first nine months of 2008 compared with $1.8 million in the first nine months of 2007. The higher general corporate expenses were the result of increases in various expenses.

Net income

Avalon recorded net income of $.7 million in the first nine months of 2008 compared with net income of $1.3 million in the first nine months of the prior year. Excluding the minor effect of state income tax provisions, Avalon’s overall effective tax rate was 0% for the first nine months of 2008 and 2007. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income from continuing operations before taxes was offset by a decrease in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management assesses the probability of loss and accrues a liability as appropriate. Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations.

The Board of Directors of Avalon has explored the possibility of delisting Avalon’s common stock by reducing the number of shareholders of record below 300, thereby eliminating the requirements for compliance with the Sarbanes-Oxley Act (the “Act”). Avalon believes compliance with the requirements of the Act could be very costly. However, as a result of the Securities and Exchange Commission’s (“SEC”) decision to extend the compliance deadline under Section 404 of the Act (“SOX 404”) for small public companies, the Board of Directors has decided not to pursue delisting at this time, but intends to review the situation again as future developments warrant.

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

Avalon’s waste brokerage and management services business obtains and retains customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of disposal options available to waste generators and may cause disposal pricing to increase. In addition, consolidation has had the effect of reducing the number of competitors offering disposal alternatives which may adversely impact the future financial performance of Avalon’s waste brokerage and management services business.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. During the first quarter of 2008, Avalon opened the dining and banquet facilities and fitness center at the Sharon club. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although there has been a continual increase in the number of members of the Avalon Golf and Country Club, as of September 30, 2008, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2008 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2008	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)