Form 10-K
period 2008-12-31
AVALON HOLDINGS CORP
filed 2009-03-20
CIK 1061069

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (330) 856-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	NYSE Alternext

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on February 18, 2009 was $4.8 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on February 18, 2009 was approximately $1,800. The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of March 17, 2009.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2008 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2008 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

On October 23, 2006, Avalon, through a newly created subsidiary, Avalon Country Club at Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon renovated the clubhouse and constructed additional recreational facilities and operates the Sharon Country Club facilities as part of its Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. The golf and related operations segment includes the operation and management of golf courses, fitness centers, dining and banquet facilities and a travel agency. For the years 2008 and 2007, no one customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2008 and 2007, the net operating revenues of the waste management services segment represented approximately 80% and 84%, respectively, of Avalon’s total segments’ net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency. For the years 2008 and 2007, the net operating revenues of the golf and related operations segment represented approximately 20% and 16%, respectively, of Avalon’s total segments’ net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage the golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues and may require a one-time initiation fee. Members receive several benefits including reduced greens fees and preferential tee times.

On October 23, 2006, Avalon, through its subsidiary, Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon Country Club include the golf course and clubhouse. Avalon renovated the clubhouse and constructed additional recreational facilities and operates the Sharon Country Club facilities as part of its Avalon Golf and Country Club.

Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in additional memberships in the Avalon Golf and Country Club. Although there has been a continual increase in the number of members each year, as of December 31, 2008, the Avalon Golf and Country Club still has not attained its membership goals. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

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

Competition

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies, as well as, with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management operations obtain and retain customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in a reduction in the number of disposal options available to waste generators and may cause disposal pricing to increase.

Avalon’s golf courses are located in Warren, Ohio, Vienna, Ohio and Sharon, Pennsylvania and compete with many public courses and country clubs in the area.

Insurance

Avalon carries $5,000,000 of liability insurance coverage. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverage. Avalon also carries $5,000,000 of liability insurance for the golf courses and related operations which maintain separate insurance coverage. Avalon carries comprehensive property damage coverage and, also, professional liability insurance for its fitness, swimming and spa activities. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2008, Avalon had 217 employees, 27 of whom were employed by the waste management services segment, 164 of whom were employed by the golf and related operations and 26 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

The golf operations primary source of revenues is derived from the members of the Avalon Golf and Country Club. Members are obligated to pay dues for a one year period. As such, the golf operations are primarily dependent on the sale and renewal of memberships in the Avalon Golf and Country Club, on a year to year basis.

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

Golf Memberships and Liquor Licenses

Although the golf courses are available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of Squaw Creek, Avalon Lakes and the Sharon Country Club facility will result in additional memberships in the Avalon Golf and Country Club. Although there has been a continual increase in the number of members each year, as of December 31, 2008, the Avalon Golf and Country Club still has not attained its membership goals. The ability to attract and retain members is very important to the success of the golf and related operations segment. Such additional memberships, if attained, will result in increased net operating revenues; however, there can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as, local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

Potential acquisitions

Several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and is giving consideration to the possibility of acquiring one or more additional golf courses. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense. Such potential acquisitions could be financed by existing working capital, utilizing its line of credit, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2008.

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

TBG, Inc. leases and operates the Avalon Golf and Country Club at Squaw Creek in Vienna, Ohio, which includes an 18-hole golf course and practice facility on approximately 224 acres, an outdoor swimming pool, tennis courts and a 67,000 square foot clubhouse that includes a pro shop, fitness center, restaurants and banquet facilities.

Avalon Country Club at Sharon, Inc. owns an 18-hole golf course on approximately 130 acres. The clubhouse has been renovated and additional banquet and recreational facilities have been constructed. The renovated clubhouse and recreational facilities are approximately 80,000 square feet and include a pro shop, dining and banquet facilities, an outdoor swimming pool, a spa and fitness center.

The captive landfill management operations use approximately six pieces of equipment (such as bulldozers, excavators and backhoes) all of which are owned or leased by ALMI.

Generally, Avalon’s fixed assets are in good condition and are satisfactory for the purposes for which they are intended.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, would have a material adverse effect on its liquidity, financial position or results of operations. See Item 1. “Business—Insurance.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Avalon’s security holders during the fourth quarter of 2008.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2008 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	23
Dividend policy	23

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-7

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors’ report regarding financial statements as of December 31, 2008 and 2007 and for each of the two years in the period ended December 31, 2008	19

Financial Statements:
Consolidated Balance Sheets, December 31, 2008 and 2007	8
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	9
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	10
Consolidated Statements of Shareholders’ Equity for each of the two years in the period ended December 31, 2008	11
Notes to Consolidated Financial Statements	12-18

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	61	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	58	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	62	Chief Administrative Officer
Kenneth J. McMahon	56	Chief Executive Officer and President of American Waste Management Services, Inc.

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

Timothy C. Coxson has been Chief Financial Officer and Treasurer since March 2006 and a director since April 2007. Mr. Coxson also became Secretary in April 2007. Mr. Coxson had been Chief Financial Officer and Treasurer of Avalon from June 1998 until August 2004. From September 2004 to March 2006, Mr. Coxson was Director of Corporate Services of Avalon. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

The information required by Item 11 is contained under the captions “Executive Compensation,” and “Compensation of Directors and Executive Officers” in the Proxy Statement. The information under such captions is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2008 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2008 and 2007, should be read in conjunction with the previously referenced financial statements.

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

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.2.

10.3	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.4	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrant’s Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net income per share” on page 14 of the 2008 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2008 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

21.1	Subsidiaries of Avalon Holdings Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of March, 2009.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 19th day of March, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 19, 2009, which is included in the 2008 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 19, 2009

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) [1]	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts:
Year ended December 31,
2008	$266	$116	$—	$13	$369

2007	$340	$(58)	$—	$16	$266

[1]	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2008 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002