Form 10-Q
period 2009-03-31
AVALON HOLDINGS CORP
filed 2009-05-14
CIK 1061069

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of May 11, 2009.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net operating revenues	$8,843	$10,354

Costs and expenses:
Costs of operations	7,272	8,526
Depreciation and amortization	425	319
Selling, general and administrative expenses	1,609	1,661

Loss from operations	(463)	(152)

Other income (expense):
Interest expense	(3)	(4)
Interest income	3	29
Other income, net	59	67

Loss from operations before taxes	(404)	(60)

Provision (benefit) for income taxes	—	—

Net loss	$(404)	$(60)

Basic net loss per share (Note 2)	$(.11)	$(.02)

Weighted average shares outstanding (Note 2)	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,350	$3,061
Accounts receivable, net	6,626	9,304
Prepaid expenses	294	309
Other current assets	679	636

Total current assets	12,949	13,310

Property and equipment, less accumulated depreciation and amortization of $8,087 in 2009 and $7,761 in 2008	29,126	29,437
Leased property under capital leases, less accumulated depreciation and amortization of $1,483 in 2009 and $1,384 in 2008	5,785	5,882
Noncurrent deferred tax asset	25	25
Other assets, net	59	59

Total assets	$47,944	$48,713

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,537	4,831
Accrued payroll and other compensation	432	711
Accrued income taxes	6	19
Other accrued taxes	213	281
Other liabilities and accrued expenses	2,755	2,466

Total current liabilities	7,944	8,309

Obligations under capital leases	230	230

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,364)	(17,960)

Total shareholders’ equity	39,770	40,174

Total liabilities and shareholders’ equity	$47,944	$48,713

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(404)	$(60)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization	425	319
Provision for losses on accounts receivable	22	—
Change in operating assets and liabilities:
Accounts receivable	2,656	503
Prepaid expenses	15	(22)
Other current assets	(43)	(231)
Accounts payable	(294)	(864)
Accrued payroll and other compensation	(279)	(96)
Accrued income taxes	(13)	(16)
Other accrued taxes	(68)	(78)
Other liabilities and accrued expenses	289	535

Net cash provided by (used in) operating activities	2,306	(10)

Investing activities:
Capital expenditures	(17)	(1,123)

Net cash used in investing activities	(17)	(1,123)

Increase (decrease) in cash and cash equivalents	2,289	(1,133)
Cash and cash equivalents at beginning of year	3,061	5,086

Cash and cash equivalents at end of period	$5,350	$3,953

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2008 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2009, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Basic Net Loss per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2009 and 2008.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement was amended in April 2009 to provide for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2009, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded a net loss of $.4 million in the first quarter of 2009 compared with a net loss of $60,000 in the first quarter of 2008. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2009 and 2008. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by a increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at March 31, 2009 and December 31, 2008 were $2.2 million and $2.0 million, respectively, and are included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2009 one customer accounted for 13% of the waste managements services segment’s net operating revenues to external customers and 10.7% of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2008, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes. Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net operating revenues from:
Waste management services:
External customers revenues	$7,234	$8,935
Intersegment revenues	—	—

Total waste management services	7,234	8,935

Golf and related operations:
External customers revenues	1,609	1,419
Intersegment revenues	4	5

Total golf and related operations	1,613	1,424

Segment operating revenues	8,847	10,359
Intersegment eliminations	(4)	(5)

Total net operating revenues	$8,843	$10,354

Income (loss) before taxes:
Waste management services	$596	$796
Golf and related operations	(373)	(206)

Segment income before taxes	223	590

Corporate interest income	2	10
Corporate other income, net	5	7
General corporate expenses	(634)	(667)

Loss before taxes	$(404)	$(60)

Interest income:
Waste management services	$1	$16
Golf and related operations	—	3
Corporate	2	10

Total	$3	$29

	March 31, 2009	December 31, 2008
Identifiable assets:
Waste management services	$8,183	$13,823
Golf and related operations	32,821	32,841
Corporate	40,467	35,444

Subtotal	81,471	82,108
Elimination of intersegment receivables	(33,527)	(33,395)

Total	$47,944	$48,713

The decrease in the identifiable assets of the waste management services segment is primarily due to a decrease in accounts receivable of the waste brokerage and management services at March 31, 2009 compared with December 31, 2008 and a decrease in intersegment transactions which are eliminated in consolidation. The increase in identifiable assets of corporate is primarily due to an increase in cash and cash equivalents at March 31, 2009 compared with December 31, 2008 and a increase in intersegment transactions which are eliminated in consolidation.

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

Liquidity and Capital Resources

For the first three months of 2009, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2009 are expected to be in the range of $.2 million to $.5 million. Such expenditures will principally relate to equipment purchases and building improvements for the golf and related operations. During the first three months of 2009, capital expenditures for Avalon totaled approximately $17,000 which was principally related to such building improvements.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.3 million of leasehold improvements as of March 31, 2009. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $5.0 million at both March 31, 2009 and December 31, 2008.

The decrease in accounts receivable at March 31, 2009 compared with December 31, 2008 is primarily due to lower net operating revenues of the waste management services segment in the first quarter of 2009 compared with the fourth quarter of 2008, partially offset by a small increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $7.2 million in the first quarter of 2009 compared with $10.6 million in the fourth quarter of 2008.

The decrease in accounts payable at March 31, 2009 compared with December 31, 2008 is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business as a result of lower net operating revenues in the first quarter of 2009 compared with the fourth quarter of 2008 and the timing of payments to such vendors in the ordinary course of business.

The decrease in accrued payroll and other compensation is primarily due to the payment of bonus incentives of the waste brokerage and management services business which were accrued at December 31, 2008.

The increase in other liabilities and accrued expenses at March 31, 2009 compared with December 31, 2008 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. Such deferred revenues increased to $2.2 million at March 31, 2009 compared with $2.0 million at December 31, 2008.

Comparing March 31, 2008 with December 31, 2007, the increase in other current assets is primarily due to an increase in inventories of the golf and related operations due to the opening of the restaurants and banquet facilities at the Sharon facility in the first quarter of 2008. The decrease of $.7 million in accounts payable and $.5 million in accounts receivable is primarily due to the timing of payments to vendors and the collections of receivables from customers of the waste management services segment in the ordinary course of business. The increase in other current liabilities and accrued expenses is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2009 decreased to $8.8 million from $10.4 million in the prior year’s first quarter. The decrease is primarily the result of lower net operating revenues of the waste management services segment, partially offset by an increase in the net operating revenues of the golf and related operations segment. Costs of operations decreased to $7.3 million in the first quarter of 2009 compared with $8.5 million in the prior year’s first quarter. The decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense increased to $.4 million in the first quarter of 2009 from $.3 million in the prior year’s first quarter. Due to such increased costs, the gross profit percentage declined to 13% in the first quarter of 2009 compared with 14.6% in the prior year quarter. Consolidated selling, general and administrative expenses decreased to $1.6 million in the first quarter of 2009 compared with $1.7 million in the first quarter of 2008 primarily due to slightly lower payroll and employee costs. Avalon recorded a net loss of $.4 million or $.11 per share, in the first quarter of 2009 compared with a net loss of $60,000 or $.02 per share, in the first quarter of 2008.

Performance in the First Quarter of 2009 compared with the First Quarter of 2008

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 19% to $7.2 million in the first quarter of 2009 compared with $8.9 million in the first quarter of the prior year. For the first quarter of 2009, net operating revenues of the waste brokerage and management services business were $6.6 million compared with $8.2 million in the first quarter of 2008, while the net operating revenues of the captive landfill management operations were $.6 million in the first quarter of 2009 compared with $.7 million in the first quarter of 2008. The decrease in the net operating revenues of the waste brokerage and management services business was primarily due to a decrease of 32% in continuous or ongoing work, partially offset by a 5% increase in event work. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter. The decrease in continuous work is primarily the result of a slowdown in the economy which negatively affected the production and manufacturing of industrial customers of the waste brokerage and management services business. The decrease in net operating revenues of the captive landfill operations was primarily the result of a decrease in the volume of waste disposed of at the captive landfill. The volume of waste disposed of at the captive landfill is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income before taxes for the waste management services segment decreased to $.6 million in the first quarter of 2009 compared with $.8 million in the first quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.5 million for the first quarter of 2009 compared with $.6 million for the first quarter of 2008. Gross margins of the waste brokerage and management services business improved to 19.7% in the first quarter of 2009 compared with 18.4% in the prior year quarter. Income before taxes of the captive landfill operations decreased to $.1 million in the first quarter of 2009 compared with $.2 million in the first quarter of 2008 primarily due to the decrease in the volume of waste disposed.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first quarter of 2009 and 2008 due to adverse weather conditions. As such, net operating revenues were negatively affected by the adverse weather conditions. Net operating revenues for the golf and related operations were $1.6 million in the first quarter of 2009 compared with $1.4 million in the first quarter of the prior year. The increase in net operating revenues is primarily due to higher food and beverage sales and increased membership dues. In the first quarter of 2009 the dining and banquet facilities at the Sharon club were open for the entire quarter as compared with the first quarter of 2008 when such facilities were only open for the month of March following the completion of the renovation and construction of the Sharon club. The average number of members during the first quarter of 2009 increased to 2,633 compared with 2,398 in the prior year’s first quarter. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of $373,000 in the first quarter of 2009 compared with a loss before taxes of $206,000 in the first quarter of the prior year. The increased loss before taxes is primarily due to increased depreciation expense and higher operating expenses.

Interest income

Interest income was $3,000 in the first quarter of 2009 compared with $29,000 in the first quarter of 2008. The decrease is primarily the result of lower average cash and cash equivalents invested during the first quarter of 2009 compared with the first quarter of the prior year.

General corporate expenses

General corporate expenses were $.6 million in the first quarter of 2009 compared with $.7 million in the first quarter of 2008. The lower general corporate expenses were the result of decreases in various expense items.

Net income

Avalon recorded a net loss of $.4 million in the first quarter of 2009 compared with a net loss of $60,000 in the first quarter of 2008. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2009 and 2008. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by a increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club year-to-year, as of March 31, 2009, Avalon has not attained its membership goals. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2009 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Avalon’s Annual Meeting of Shareholders was held on April 30, 2009: however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	May 14, 2009	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)