Form 10-Q
period 2009-06-30
AVALON HOLDINGS CORP
filed 2009-08-11
CIK 1061069

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of August 10, 2009.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net operating revenues	$8,372	$11,720	$17,215	$22,074

Costs and expenses:
Costs of operations	6,804	9,464	14,076	17,990
Depreciation and Amortization Selling, general and administrative expenses	423 1,456	400 1,652	848 3,065	719 3,313

Operating (loss) income	(311)	204	(774)	52

Other income (expense):
Interest expense	(4)	(3)	(7)	(7)
Interest income	11	8	14	37
Other income, net	55	59	114	126

(Loss) income before income taxes	(249)	268	(653)	208

Provision for income taxes	14	14	14	14

Net (loss) income	$(263)	$254	$(667)	$194

Net (loss) income per share (Note 2)	$(.07)	$.07	$(.18)	$.05

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,926	$3,061
Accounts receivable, net	5,720	9,304
Prepaid expenses	279	309
Other current assets	708	636

Total current assets	12,633	13,310

Property and equipment, less accumulated depreciation and amortization of $8,396 in 2009 and $7,761 in 2008	28,849	29,437
Leased property under capital leases, less accumulated depreciation and amortization of $1,581 in 2009 and $1,384 in 2008	5,694	5,882
Noncurrent deferred tax asset	25	25
Other assets, net	58	59

Total assets	$47,259	$48,713

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,151	4,831
Accrued payroll and other compensation	536	711
Accrued income taxes	11	19
Other accrued taxes	163	281
Other liabilities and accrued expenses	2,660	2,466

Total current liabilities	7,522	8,309

Obligations under capital leases	230	230

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,627)	(17,960)

Total shareholders’ equity	39,507	40,174

Total liabilities and shareholders’ equity	$47,259	$48,713

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(667)	$194
Reconciliation of (loss) income to cash provided by operating activities:
Depreciation and amortization	848	719
Loss on disposal of property and equipment	—	1
Provision for losses on accounts receivable	55	1
Change in operating assets and liabilities:
Accounts receivable	3,529	(445)
Prepaid expenses	30	(12)
Other current assets	(72)	(337)
Other assets, net	—	1
Accounts payable	(680)	(262)
Accrued payroll and other compensation	(175)	114
Accrued income taxes	(8)	(5)
Other accrued taxes	(118)	(112)
Other liabilities and accrued expenses	194	635

Net cash provided by operating activities	2,936	492

Investing activities:
Proceeds from disposal of property and equipment	—	2
Capital expenditures	(71)	(2,028)

Net cash used in investing activities	(71)	(2,026)

Increase (Decrease) in cash and cash equivalents	2,865	(1,534)
Cash and cash equivalents at beginning of year	3,061	5,086

Cash and cash equivalents at end of period	$5,926	$3,552

Non cash investing activities:

Capital expenditures of $59 are included in accounts payable at June 30, 2008.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2009, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through August 11, 2009, the date the financial statements were issued.

Note 2. Basic Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2009 and 2008.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement was amended in April 2009 to provide for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2009, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded a net loss of $.3 million in the second quarter of 2009 compared with net income of $.3 million in the second quarter of 2008. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the second quarter of 2009 and 2008. The income tax benefit for the second quarter of 2009 and the income tax provision for the second quarter of 2008 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon recorded a net loss of $.7 million in the first six months of 2009 compared with net income of $.2 million in the first six months of 2008. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first six months of 2009 and 2008. The income tax benefit for the first six months of 2009 and the income tax provision for the first six months of 2008 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues were $2.2 million at June 30, 2009 and $2.0 million at December 31, 2008 and are included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have any operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2009 one customer accounted for 14% of the waste management services segment’s net operating revenues to external customers and 10% of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2008, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net operating revenues from:
Waste management services:
External customers revenues	$5,636	$8,940	$12,870	$17,875
Intersegment revenues	—	—	—	—

Total waste management services	5,636	8,940	12,870	17,875

Golf and related operations:
External customers revenues	2,736	2,780	4,345	4,199
Intersegment revenues	20	19	24	24

Total golf and related operations	2,756	2,799	4,369	4,223

Segment operating revenues	8,392	11,739	17,239	22,098
Intersegment eliminations	(20)	(19)	(24)	(24)

Total net operating revenues	$8,372	$11,720	$17,215	$22,074

Income (loss) before taxes:
Waste management services	$415	$935	$1,011	$1,731
Golf and related operations	(132)	(8)	(505)	(214)

Segment income before taxes	283	927	506	1,517
Corporate interest income	11	1	13	11
Corporate other income, net	2	3	7	10
General corporate expenses	(545)	(663)	(1,179)	(1,330)

Income (loss) before taxes	$(249)	$268	$(653)	$208

Interest income:
Waste management services	$—	$7	$1	$23
Golf and related operations	—	—	—	3
Corporate	11	1	13	11

Total	$11	$8	$14	$37

	June 30, 2009	December 31, 2008
Identifiable assets:
Waste management services	$8,173	$13,823
Golf and related operations	32,580	32,841
Corporate	40,149	35,444

Subtotal	80,902	82,108
Elimination of intersegment receivables	(33,643)	(33,395)

Total	$47,259	$48,713

The decrease in the identifiable assets of the waste management services segment is primarily due to a decrease in accounts receivable of the waste brokerage and management services at June 30, 2009 compared with December 31, 2008 and a decrease in intersegment transactions which are eliminated in consolidation. The increase in identifiable assets of corporate is primarily due to an increase in cash and cash equivalents at June 30, 2009 compared with December 31, 2008 and an increase in intersegment transactions which are eliminated in consolidation.

Note 7. Recently Issued Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA)), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Avalon will adopt this Statement for its quarter ending September 30, 2009. There will be no change to Avalon’s Consolidated Financial Statements due to the implementation of this Statement.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition of disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. Avalon adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

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

Liquidity and Capital Resources

For the first six months of 2009, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2009 are expected to be in the range of $.2 million to $.5 million. Such expenditures will principally relate to equipment purchases and building improvements for the golf and related operations. During the first six months of 2009, capital expenditures for Avalon totaled approximately $.1 million which was principally related to such building improvements.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.3 million of leasehold improvements as of June 30, 2009. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $5.1 million at June 30, 2009 and $5.0 million at December 31, 2008.

The decrease in accounts receivable at June 30, 2009 compared with December 31, 2008 is primarily due to lower net operating revenues of the waste management services segment in the second quarter of 2009 compared with the fourth quarter of 2008, partially offset by a small increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $5.6 million in the second quarter of 2009 compared with $10.6 million in the fourth quarter of 2008.

The decrease in accounts payable at June 30, 2009 compared with December 31, 2008 is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business as a result of lower net operating revenues in the second quarter of 2009 compared with the fourth quarter of 2008 and the timing of payments to such vendors in the ordinary course of business.

The decrease in accrued payroll and other compensation is primarily due to the payment of bonus incentives of the waste brokerage and management services business which were accrued at December 31, 2008, partially offset by the accrual for such bonus incentives in the first six months of 2009.

The decrease in other accrued taxes at June 30, 2009 compared with December 31, 2008 is primarily due to the payment of accrued real estate taxes during the second quarter of 2009.

The increase in other liabilities and accrued expenses at June 30, 2009 compared with December 31, 2008 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment. The deferred revenues relating to membership dues increased to $2.2 million at June 30, 2009 compared with $2.0 million at December 31, 2008.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2009 decreased to $8.4 million from $11.7 million in the prior year’s second quarter. The decrease is primarily the result of a significant decrease in the net operating revenues of the waste management services segment. Costs of operations decreased to $6.8 million in the second quarter of 2009 compared with $9.5 million in the prior year’s second quarter. The decrease is primarily due to the decrease in net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the second quarter of 2009 and 2008. Consolidated selling, general and administrative expenses declined to $1.5 million in the second quarter of 2009 compared with $1.7 million in the second quarter of 2008 primarily due to a decrease in sales and management bonus incentives of the waste management services segment. Avalon recorded a net loss of $.3 million, or $.07 per share, in the second quarter of 2009 compared with net income of $.3 million or $.07 per share, in the second quarter of 2008.

For the first six months of 2009, net operating revenues decreased to $17.2 million compared with $22.1 million for the first six months of 2008. The decrease is primarily the result of a significant decrease in the net operating revenues of the waste management services segment, partially offset by a slight increase in net operating revenues of the golf and related operations segment. Costs of operations were $14.1 million for the first six months of 2009 compared with $18.0 million for the first six months of 2008. The decrease is primarily due to the decline in net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.8 million for the first six months of 2009 and $.7 million for the same period in 2008. Consolidated selling, general and administrative expenses declined to $3.1 million for the first six months of 2009 compared with $3.3 million for the first six months of 2008 primarily due to a decrease in sales and management bonus incentives of the waste management services segment. Avalon recorded a net loss of $.7 million, or $.18 per share, for the first six months of 2009 compared with net income of $.2 million, or $.05 per share, for the first six months of 2008.

Performance in the Second Quarter of 2009 compared with the Second Quarter of 2008

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 37% to $5.6 million in the second quarter of 2009 compared with $8.9 million in the second quarter of the prior year. For the second quarter of 2009, net operating revenues of the waste brokerage and management services business were $5.1 million compared with $8.3 million in the second quarter of 2008, while the net operating revenues of the captive landfill management operations were $.5 million in the second quarter of 2009 compared with $.6 million in the second quarter of 2008. The decrease in the net operating revenues of the waste brokerage and management services business was primarily due to a decrease of 42% in continuous or ongoing work, and a 29% decrease in event work. The decreased continuous work was primarily the result of a slowdown in the economy which negatively affected the production and manufacturing of the industrial customers. The decrease in event work was due to a decline in the number of projects won in the second quarter of 2009 compared with the second quarter of 2008. Such work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The decrease in net operating revenues of the captive landfill operations was primarily the result of a decrease in the volume of waste disposed of at the captive landfill. The volume of waste disposed of at the captive landfill is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the significant decline in net operating revenues, income before taxes for the waste management services segment decreased to $.4 million in the second quarter of 2009 compared with $.9 million in the second quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.3 million for the second quarter of 2009 compared with $.7 million for the second quarter of 2008. Income before taxes of the captive landfill operations decreased to $.1 million in the second quarter of 2009 compared with $.2 million in the second quarter of 2008.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $2.8 million in both the second quarter of 2009 and second quarter of the prior year. The average number of members during the second quarter of 2009 increased to 2,614 compared with 2,580 in the prior year’s second quarter. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of $.1 million in the second quarter of 2009 compared with a loss before taxes of $8,000 in the second quarter of the prior year. The increased loss before taxes is primarily due to increased advertising and depreciation expenses and higher operating costs.

Interest income

Interest income was $11,000 in the second quarter of 2009 compared with $8,000 in the second quarter of 2008. The increase is primarily the result of higher average cash and cash equivalents invested during the second quarter of 2009 compared with the second quarter of the prior year, partially offset by lower average investment rates.

General corporate expenses

General corporate expenses were $.5 million in the second quarter of 2009 compared with $.7 million in the second quarter of 2008. The lower general corporate expenses were the result of decreases in various expense items.

Net income

Avalon recorded a net loss of $.3 million in the second quarter of 2009 compared with net income of $.3 million in the second quarter of 2008. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the second quarter of 2009 and 2008. The income tax benefit for the second quarter of 2009 and the income tax provision for the second quarter of 2008 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2009 compared with the first six months of 2008

Segment performance

Segment performance should be read in conjunction with Note 6 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $12.9 million in the first six months of 2009 compared with $17.9 million in the first six months of the prior year. For the first six months of 2009, net operating revenues of the waste brokerage and management services business were $11.8 million compared with $16.6 million for the first six months of 2008, while the net operating revenues of the captive landfill management operations were $1.1 million in the for the first six months of 2009 compared with $1.3 million for the same period in 2008. The decrease in net operating revenues of the waste brokerage and management services business in the first six months of 2009 compared with the first six months of 2008 was primarily the result of a 37% decline in continuous or ongoing work and a 12% decline in event work. The decrease in continuous work is primarily the result of a slowdown in the economy which negatively affected the production and manufacturing of the industrial customers. The decrease in event work was due to a decline in the number of projects won for the first six months of 2009 compared with the same period in 2008. Net operating revenues of the captive landfill management operations decreased in the first six months of 2009 compared with the first six months of 2008 primarily as a result of a decrease in the amount of waste disposed of at the landfill and a decrease in additional work performed on miscellaneous projects. Income from operations before taxes for the waste management services segment decreased to $1.0 million in the first six months of 2009 compared with $1.7 million in the first six months of the prior year. The decrease is primarily a result of the significant decrease in net operating revenues of the waste brokerage and management services business.

Net operating revenues of the golf and related operations segment increased to $4.4 million in the first six months of 2009 compared with $4.2 million in the first six months of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first three months of 2009 and 2008 due to adverse weather conditions. The dining and banquet facilities at Sharon were closed during the first two months of 2008 for renovation. The increase in net operating revenues is primarily due to a slight increase in membership dues and an increase in food and beverage sales as a result of the dining and banquet facilities at the Sharon club being open for the entire six months of 2009. The average number of members during the first six months of 2009 increased to 2,623 compared with 2,489 in the prior year’s first six months. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues increased only slightly. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of $.5 million in the first six months of 2009 compared with a loss before taxes of $.2 million in the first six months of the prior year. The increased loss before taxes is primarily due to higher employee costs and increased advertising, depreciation and utility expenses.

Interest income

Interest income was $14,000 in the first six months of 2009 compared with $37,000 in the first six months of 2008. The decrease is primarily due to lower average investment rates during the first six months of 2009 compared with the first six months of 2008.

General corporate expenses

General corporate expenses were $1.2 million in the first six months of 2009 compared with $1.3 million in the first six months of 2008. The decrease is a result of decreases in various expense items.

Net income

Avalon recorded a net loss of $.7 million in the first six months of 2009 compared with net income of $.2 million in the first six months of the prior year. Avalon’s overall effective tax rate, excluding the effect of some minor state income tax provisions, was 0% in both the first six months of 2009 and 2008. The income tax benefit for the first six months of 2009 and the income tax provision for the first six months of 2008 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. Two of the Club’s facilities, Squaw Creek and Sharon, each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. However, due to the state of the economy, retaining members and attracting new members has become more difficult. Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club year-to-year, as of June 30, 2009, Avalon has not attained its membership goals. A significant decline in members could adversely impact the financial results of the golf and related operations segment. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2009 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	August 11, 2009	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)