Form 10-Q
period 2009-09-30
AVALON HOLDINGS CORP
filed 2009-11-12
CIK 1061069

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of November 10, 2009.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net operating revenues	$9,619	$14,255	$26,834	$36,329

Costs and expenses:
Costs of operations	7,757	11,589	21,833	29,579
Depreciation and amortization	420	407	1,268	1,126
Selling, general and administrative expenses	1,484	1,808	4,549	5,121

Operating (loss) income	(42)	451	(816)	503

Other income (expense):
Interest expense	(5)	(3)	(12)	(10)
Interest income	10	7	24	44
Other income, net	41	43	155	169

Income (loss) before taxes	4	498	(649)	706
Provision for income taxes	4	16	18	30

Net income (loss)	$0	$482	$(667)	$676

Net income (loss) per share (Note 2)	$0	$.13	$(.18)	$.18

Weighted average shares outstanding (Note 2)	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,546	$3,061
Accounts receivable, net	6,156	9,304
Prepaid expenses	248	309
Other current assets	625	636

Total current assets	12,575	13,310

Property and equipment, less accumulated depreciation and amortization of $8,719 in 2009 and $7,761 in 2008	28,588	29,437
Leased property under capital leases, less accumulated depreciation and amortization of $1,678 in 2009 and $1,384 in 2008	5,605	5,882
Noncurrent deferred tax asset	25	25
Other assets, net	58	59

Total assets	$46,851	$48,713

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	3,973	4,831
Accrued payroll and other compensation	586	711
Accrued income taxes	1	19
Other accrued taxes	219	281
Other liabilities and accrued expenses	2,334	2,466

Total current liabilities	7,114	8,309

Obligations under capital leases	230	230

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,096	58,096
Accumulated deficit	(18,627)	(17,960)

Total shareholders’ equity	39,507	40,174

Total liabilities and shareholders’ equity	$46,851	$48,713

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net (loss) income	$(667)	$676
Reconciliation of net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,268	1,126
Provision for losses on accounts receivable	62	1
Gain from disposal of property and equipment	(2)	(2)
Change in operating assets and liabilities:
Accounts receivable	3,086	(1,951)
Prepaid expenses	61	(31)
Other current assets	11	(317)
Other assets	—	—
Accounts payable	(858)	1,233
Accrued payroll and other compensation	(125)	279
Accrued income taxes	(18)	(26)
Other accrued taxes	(62)	(30)
Other liabilities and accrued expenses	(132)	302

Net cash provided by operating activities	2,624	1,260

Investing activities:
Proceeds from disposal of property and equipment	2	6
Capital expenditures	(141)	(2,272)

Net cash used in investing activities	(139)	(2,266)

Increase (decrease) in cash and cash equivalents	2,485	(1,006)
Cash and cash equivalents at beginning of year	3,061	5,086

Cash and cash equivalents at end of period	$5,546	$4,080

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2009, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through November 11, 2009, the date the financial statements were issued.

Note 2. Basic Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. There were no common equivalent shares outstanding and therefore, diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2009 and 2008.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement was amended in April 2009 to provide for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At September 30, 2009, there were no borrowings under the line of credit.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2009

Note 4. Legal Matters

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

Note 5. Business Segment Information

Avalon’s reportable segments include waste management services and golf and related operations. In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” Avalon accounts for intersegment net operating revenues as if the transactions were with third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, a travel agency and clubhouses that provide recreational, dining and banquet facilities. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at both September 30, 2009 and December 31, 2008 were $2.0 million and are included in the Condensed Consolidated Balance Sheets under the caption “Other liabilities and accrued expenses”. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2009 and 2008, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2009

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income before taxes. Business segment information including the reconciliation of segment income before taxes to income before taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating revenues from:
Waste management services:
External customers revenues	$6,571	$10,954	$19,441	$28,829
Intersegment revenues	—	1	—	1

Total waste management services	6,571	10,955	19,441	28,830

Golf and related operations:
External customers revenues	3,048	3,301	7,393	7,500
Intersegment revenues	9	14	33	38

Total golf and related operations	3,057	3,315	7,426	7,538

Segment operating revenues	9,628	14,270	26,867	36,368
Intersegment eliminations	(9)	(15)	(33)	(39)

Total net operating revenues	$9,619	$14,255	$26,834	$36,329

Income (loss) before taxes:
Waste management services	$562	$973	$1,573	$2,704
Golf and related operations	5	63	(500)	(151)

Segment income before taxes	567	1,036	1,073	2,553
Corporate interest income	10	—	23	11
Corporate other income, net	3	2	10	12
General corporate expenses	(576)	(540)	(1,755)	(1,870)

Income (loss) before taxes	$4	$498	$(649)	$706

Interest income:
Waste management services	$—	$6	$1	$29
Golf and related operations	—	1	—	4
Corporate	10	—	23	11

Total	$10	$7	$24	$44

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2009

	September 30, 2009	December 31, 2008
Identifiable assets:
Waste management services	$8,908	$13,823
Golf and related operations	32,012	32,841
Corporate	39,603	35,444

Subtotal	80,523	82,108
Elimination of intersegment receivables	(33,672)	(33,395)

Total	$46,851	$48,713

The decrease in the identifiable assets of the waste management services segment is primarily due to a decrease in accounts receivable of the waste brokerage and management services business at September 30, 2009 compared with December 31, 2008 and a decrease in intersegment transactions which are eliminated in consolidation. The increase in identifiable assets of corporate is primarily due to an increase in cash and an increase in intersegment transactions which are eliminated in consolidation.

Note 6. Recently Issued Financial Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA)), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Avalon adopted the Codification for the quarter ending September 30, 2009. There was no impact on the consolidated financial results as this change is disclosure-only in nature.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition of disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. Avalon adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

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

Liquidity and Capital Resources

For the first nine months of 2009, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2009 are expected to be in the range of $.2 million to $.5 million. Such expenditures will principally relate to equipment purchases and building improvements for the golf and related operations. During the first nine months of 2009, capital expenditures for Avalon totaled approximately $.1 million which was principally related to equipment purchases, building improvements and furniture and fixtures.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.3 million of leasehold improvements as of September 30, 2009. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $5.5 million at September 30, 2009 compared with $5.0 million at December 31, 2008. The increase in working capital is primarily due to an increase in cash and cash equivalents and a decrease in accounts payable of the waste management services segment, partially offset by a decrease in accounts receivable of the waste management services segment.

The decrease in accounts receivable at September 30, 2009 compared with December 31, 2008 is primarily due to lower net operating revenues of the waste management services segment in the third quarter of 2009 compared with the fourth quarter of 2008, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $6.6 million in the third quarter of 2009 compared with $10.6 million in the fourth quarter of 2008.

The decrease in accounts payable at September 30, 2009 compared with December 31, 2008 is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business as a result of lower net operating revenues in the third quarter of 2009 compared with the fourth quarter of 2008 and the timing of payments to such vendors in the ordinary course of business.

The decrease in accrued payroll and other compensation at September 30, 2009 compared with December 31, 2008 is primarily a result of a decrease in accrued bonuses relating to the waste brokerage and management services business.

The decrease in other liabilities and accrued expenses at September 30, 2009 compared with December 31, 2008 is primarily due to a decision made by the Board of Directors of Avalon in the third quarter of 2009 to not make the employer discretionary contribution to Avalon’s 401k plan that was accrued at December 31, 2008.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2009 decreased to $9.6 million from $14.3 million in the prior year’s third quarter. The decrease is primarily the result of a significant decrease in the net operating revenues of the waste management services segment. Costs of operations decreased to $7.8 million in the third quarter of 2009 compared with $11.6 million in the prior year’s third quarter. The decrease is primarily due to the decrease in net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the third quarter of 2009 and 2008. Consolidated selling, general and administrative expenses declined to $1.5 million in the third quarter of 2009 compared with $1.8 million in the third quarter of 2008 primarily due to a decrease in the sales and management incentive bonuses of the waste management services segment and the elimination of the 2008 employer discretionary contribution to Avalon’s 401k plan, which was scheduled to be made in the third quarter of 2009. Avalon broke even in the third quarter of 2009 compared with net income of $.5 million or $.13 per share, in the third quarter of 2008.

For the first nine months of 2009, net operating revenues decreased to $26.8 million compared with $36.3 million for the first nine months of 2008. The decrease is primarily the result of a significant decrease in the net operating revenues of the waste management services segment. Costs of operations were $21.8 million for the first nine months of 2009 compared with $29.6 million for the first nine months of 2008. The decrease is primarily due to the decline in net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.3 million for the first nine months of 2009 and $1.1 million for the same period in 2008. Consolidated selling, general and administrative expenses declined to $4.5 million for the first nine months of 2009 compared with $5.1 million for the first nine months of 2008 primarily due to a decrease in the sales and management incentive bonuses of the waste management services segment and the elimination of the 2008 employer discretionary contribution to Avalon’s 401k plan, which was scheduled to be made in the third quarter of 2009. Avalon incurred a net loss of $.7 million, or $.18 per share, for the first nine months of 2009 compared with net income of $.7 million, or $.18 per share, for the first nine months of 2008.

Performance in the Third Quarter of 2009 compared with the Third Quarter of 2008

Segment performance

Segment performance should be read in conjunction with Note 5 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 40% to $6.6 million in the third quarter of 2009 compared with $11.0 million in the third quarter of the prior year. For the third quarter of 2009, net operating revenues of the waste brokerage and management services business were $6.0 million compared with $10.5 million in the third quarter of 2008, while the net operating revenues of the captive landfill management operations were $.6 million in the third quarter of 2009 compared with $.5 million in the third quarter of 2008. The decrease in the net operating revenues of the waste brokerage and management services business was primarily due to a decrease of 41% in continuous or ongoing work, and a 45% decrease in event work. The decreased continuous work was primarily a result of the slowdown in the economy which negatively affected the production and manufacturing of many of the industrial customers which generate hazardous and nonhazardous waste at their operating facilities. The decrease in event work was due to a decline in the number of projects won in the third quarter of 2009 compared with the third quarter of 2008. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The increase in net operating revenues of the captive landfill operations was primarily the result of increased sales of construction mats.

Due to the significant decline in net operating revenues, income before taxes for the waste management services segment decreased to $.6 million in the third quarter of 2009 compared with $1.0 million in the third quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.4 million for the third quarter of 2009 compared with $.9 million for the third quarter of 2008. Income before taxes of the captive landfill operations increased to $.2 million in the third quarter of 2009 compared with $.1 million in the third quarter of 2008.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $3.1 million in the third quarter of 2009 compared with $3.3 million in the third quarter of the prior year. The decrease was primarily a result of a decrease in membership dues, lower golf related revenues and decreased food and beverage sales. The average number of members during the third quarter of 2009 decreased to 2,657 compared with 2,698 in the prior year’s third quarter. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment recorded income before taxes of $5,000 in the third quarter of 2009 compared with income before taxes of $63,000 in the third quarter of the prior year. The decrease in income before taxes is primarily due to increased advertising expenses and the decrease in net operating revenues, partially offset by decreased employee costs and operating expenses.

Interest income

Interest income was $10,000 in the third quarter of 2009 compared with $7,000 in the third quarter of 2008. The increase is primarily the result of higher average cash and cash equivalents invested during the third quarter of 2009 compared with the third quarter of the prior year.

General corporate expenses

General corporate expenses were $.6 million in the third quarter of 2009 compared with $.5 million in the third quarter of 2008. The increase in general corporate expenses was primarily the result of higher professional fees, partially offset by lower employee costs.

Net income

Avalon broke even in the third quarter of 2009 compared with net income of $.5 million in the third quarter of 2008. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the third quarter of 2009 and 2008. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income before taxes was offset by a decrease in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2009 compared with the first nine months of 2008

Segment performance

Segment performance should be read in conjunction with Note 5 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 33% to $19.4 million in the first nine months of 2009 compared with $28.8 million in the first nine months of the prior year. For the first nine months of 2009, net operating revenues of the waste brokerage and management services business were $17.7 million compared with $27.0 million for the first nine months of 2008, while the net operating revenues of the captive landfill management operations were $1.7 million in the for the first nine months of 2009 compared with $1.8 million for the same period in 2008. The decrease in net operating revenues of the waste brokerage and management services business was primarily the result of a 38% decline in continuous or ongoing work and a 28% decline in event work. The decrease in continuous work is primarily the result of a slowdown in the economy which negatively affected the production and manufacturing of many of the industrial customers which generate hazardous and nonhazardous waste at their operating facilities. The decrease in event work was due to a decline in the number of projects won for the first nine months of 2009 compared with the same period in 2008. Net operating revenues of the captive landfill management operations decreased in the first nine months of 2009 compared with the first nine months of 2008 primarily as a result of a decrease in the amount of waste disposed of at the landfill and a decrease in additional work performed on miscellaneous projects, partially offset by an increase in the sale of construction mats. Income from operations before taxes for the waste management services segment decreased to $1.6 million in the first nine months of 2009 compared with $2.7 million in the first nine months of the prior year. The decrease is primarily a result of the significant decrease in net operating revenues of the waste brokerage and management services business. Income before taxes of the waste brokerage and management services business was $1.2 million for the first nine months of 2009 compared with $2.3 million for the first nine months of 2008. Income before taxes of the captive landfill operations was $.4 million for both the first nine months of 2009 and 2008.

Net operating revenues of the golf and related operations segment decreased to $7.4 million in the first nine months of 2009 compared with $7.5 million in the first nine months of the prior year. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first three months of 2009 and 2008 due to adverse weather conditions. The dining and banquet facilities at Sharon were closed during the first two months of 2008 for renovation. The decrease in net operating revenues is primarily due to a slight decrease in membership dues, lower merchandise sales and golf related revenues, partially offset by an increase in fitness and spa related revenues. The average number of members during the first nine months of 2009 increased to 2,635 compared with 2,559 in the prior year’s first nine months. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues decreased slightly. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is becoming more difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of $.5 million in the first nine months of 2009 compared with a loss before taxes of $.2 million in the first nine months of the prior year. The increased loss before taxes is primarily due to higher employee costs and increased advertising, depreciation and utility expenses.

Interest income

Interest income was $24,000 in the first nine months of 2009 compared with $44,000 in the first nine months of 2008. The decrease is primarily the result of a lower average investment rates.

General corporate expenses

General corporate expenses were $1.8 million in the first nine months of 2009 compared with $1.9 million in the first nine months of 2008. The decrease in general corporate expenses was primarily the result of lower employee related costs, partially offset by an increase in professional fees.

Net income

Avalon incurred a net loss of $.7 million in the first nine months of 2009 compared with net income of $.7 million in the first nine months of the prior year. Excluding the minor effect of state income tax provisions, Avalon’s overall effective tax rate was 0% for the first nine months of 2009 and 2008. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income before taxes was offset by a decrease in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. Two of the Club’s facilities, Squaw Creek and Sharon, each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of the three facilities will result in a significant increase in the number of members of the Avalon Golf and Country Club. However, due to the state of the economy, retaining members and attracting new members has become more difficult. Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club year-to-year, as of September 30, 2009, Avalon has not attained its membership goals. A significant decline in members could adversely impact the financial results of the golf and related operations segment. There can be no assurance as to when such increased membership will be attained and when the golf and related operations will ultimately become profitable. Failure by Avalon to attain increased membership could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2009 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 12, 2009	By:	/S/ TIMOTHY C. COXSON
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)