Form 10-K
period 2009-12-31
AVALON HOLDINGS CORP
filed 2010-03-18
CIK 1061069

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (330) 856-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	NYSE Amex

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 12, 2010 was $11.1 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 12, 2010 was approximately $4,300. The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of March 17, 2010.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2009 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2009 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. The golf and related operations segment includes the operation and management of golf courses, fitness centers, dining and banquet facilities and a travel agency. For the years 2009 and 2008, no one customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2009 and 2008, the net operating revenues of the waste management services segment represented approximately 75% and 80%, respectively, of Avalon’s total segments’ net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency. For the years 2009 and 2008, the net operating revenues of the golf and related operations segment represented approximately 25% and 20%, respectively, of Avalon’s total segments’ net operating revenues.

Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a Pete Dye designed championship golf course located in Warren, Ohio. ALGI generates revenue from membership dues, greens fees, cart rentals, merchandise sales, food and beverage sales. TBG, a subsidiary of ALGI, entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced on November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by TBG. In addition to a championship golf course, the Squaw Creek facilities include a swimming pool, tennis courts and a clubhouse that includes a fitness center, dining and banquet facilities. TBG generates its revenue in the same manner as ALGI. Avalon Travel, Inc., a subsidiary of ALGI, owns and operates a travel agency which generates its revenue from booking travel reservations.

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

Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members is becoming more difficult. Although Avalon was able to retain and slightly increase the number of members of the Avalon Golf and Country Club in 2009, as of December 31, 2009, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Employees

As of December 31, 2009, Avalon had 230 employees, 27 of whom were employed by the waste management services segment, 180 of whom were employed by the golf and related operations and 23 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Avalon’s market for shares may be subject to greater volatility

Market fluctuations, as well as economic conditions, may adversely affect the market price of the Avalon Class A Common Stock. Given the relatively small market capitalization of Avalon, the market for its Class A Common Stock may be subject to greater volatility than would be the case for a large company. In addition, the selling and buying of shares on a daily basis may be limited because of the relatively small capitalization of Avalon.

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

Although Avalon has compliance guidelines for its waste brokerage and management services business, Avalon could still incur a substantial liability for environmental damage not covered by or in excess of its insurance policy limits and, as such, its financial condition could be adversely affected.

Competitive pressures

The hazardous and nonhazardous waste disposal brokerage and management business is highly competitive and fragmented. Avalon’s waste disposal brokerage and management business competes with other brokerage companies, as well as, with companies which own treatment and disposal facilities. In addition to price, knowledge and service are key factors when competing for waste disposal brokerage and management business. Avalon’s waste disposal brokerage and management business obtains and retains customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of companies offering disposal options available to waste generators and may cause disposal pricing to increase. Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

Golf Memberships and Liquor Licenses

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members is becoming more difficult. Although Avalon was able to retain and slightly increase the number of members of the Avalon Golf and Country Club in 2009, as of December 31, 2009, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

Growth Strategy

The waste industry is a local and highly competitive business, requiring substantial labor and capital resources. The participants compete for accounts primarily on the basis of price and quality of service, and compete for disposal and processing business on the basis of tipping fees, geographic location and quality of operations. The waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations, lower volumes, and regulatory compliance. Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. Avalon believes that this pressure will continue to fuel the consolidation within the waste industry and has positioned itself well to capitalize on these opportunities in the future, either through acquisitions or strategic partnerships.

Our growth strategy will focus on increasing revenue, gaining market share and enhancing shareholder value through internal growth and acquisitions. We will manage our growth strategy as follows:

Internal Growth: Our internal growth strategy focuses on retaining existing customers and obtaining new business through our well-managed sales and marketing activities.

•	Pricing Activities. We seek to secure price increases necessary to offset increased costs, to improve our operating margins and to obtain adequate returns on our investments in assets.

•

Long-Term Contracts. We seek to obtain long-term contracts with all of our customers. By obtaining such long-term agreements, we will have the opportunity to grow our contracted revenue base at the same rate as the underlying revenue growth of these customers. We believe that this positions us to eliminate further revenue deterioration and experience internal growth rates that are generally higher than our industry’s overall growth rate. Additionally, we believe that by securing a base of long-term recurring revenue, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

•

Sales and Marketing Activities. We seek to manage our sales and marketing activities to enable us to capitalize on our position in many of the markets in which we operate. We provide a tailored program to all of our customers in response to their needs by centralizing services to effectively manage their needs, such as minimizing their procurement costs. We currently have a number of professional sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective customers. We emphasize our rate and cost structures when we train new and existing sales personnel.

•

Development Activities. We will seek to identify opportunities to further position us as an integrated service provider in markets where we provide services. Where appropriate, we may seek to obtain permits that would provide vertically integrated waste services or expand the service offerings or leverage our existing volumes with current vendors to provide for long term, cost competitive strategic positioning within our existing markets. Development projects, while generally less capital intensive than acquiring such projects, typically require extensive permitting efforts that can take years to complete with no assurance of success. We may undertake development projects when we believe there is a reasonable probability of success and where reasonably priced acquisition opportunities are not available.

Acquisition Growth: We will look to acquire businesses that complement our existing business platform. Our acquisition growth strategy will focus primarily on privately held companies and the waste operations of municipal and other local governmental authorities. We believe that our ability to acquire privately held companies is enhanced by increasing competition in the waste industry, increasing capital requirements as a result of changes in waste regulatory requirements, and the limited number of exit strategies for these privately held companies’ owners. We also seek to acquire operations and facilities from municipalities that are privatizing, as they seek to increase available capital and reduce risk. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. In sum, our acquisition growth strategy will focus primarily on the following:

•	acquiring privately held businesses that position us for growth in existing markets,

•	acquiring well-managed companies and, when appropriate, retaining local management, and

•	acquiring operations and facilities from municipalities that are privatizing and/or from publicly owned companies that are divesting assets.

Our primary focus will be to acquire facilities that operate in markets that we are already servicing in order to fully integrate our operations. We believe these activities allow us to increase our revenue and market share, lower our cost of operations as a percentage of revenue, and maximize cost efficiencies and economies of scale.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2009.

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

TBG, Inc. leases and operates the Avalon Golf and Country Club at Squaw Creek in Vienna, Ohio, which includes an 18-hole golf course and practice facility on approximately 224 acres, an outdoor swimming pool, 4 outdoor tennis courts, 4 indoor tennis courts and a 67,000 square foot clubhouse that includes a pro shop, fitness center, restaurants and banquet facilities.

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

ITEM 4.	REMOVED and RESERVED

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2009 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	24
Dividend policy	24

ITEM 6. SELECTED FINANCIAL DATA
Not required for Smaller Reporting Company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors’ report regarding financial statements as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009	20

Financial Statements:
Consolidated Balance Sheets, December 31, 2009 and 2008	9
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	10
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	11
Consolidated Statements of Shareholders’ Equity for each of the two years in the period ended December 31, 2009	12

Notes to Consolidated Financial Statements	13-19

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	62	Chairman of the Board and a Director
Steven M. Berry	47	President, Chief Executive Officer and a Director
Timothy C. Coxson	59	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	63	Chief Administrative Officer
Kenneth J. McMahon	57	Chief Executive Officer and President of American Waste Management Services, Inc.

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

Ronald E. Klingle has been a director and Chairman of the Board of Avalon since June 1998. He was Chief Executive Officer from June 1998 until December 2002. He reassumed and held the position from March 15, 2004 until February 28, 2010. Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of Avalon.

Steven M. Berry was elected as a director and President and Chief Executive Officer on March 1, 2010 by the Board of Directors. Mr. Berry was Area Vice President for Waste Management, Inc. from 2006 until January 2009 and Vice President Marketing, Planning and Development from 1998 to 2006. Mr. Berry has over 25 years of experience in the waste management business and has extensive experience in mergers and acquisitions, customer service and sales and marketing. Mr. Berry received his Bachelor of Science degree from Kent State University.

Timothy C. Coxson has been Chief Financial Officer and Treasurer since March 2006 and a director since April 2007. Mr. Coxson also became Secretary in April 2007. Mr. Coxson had been Chief Financial Officer and Treasurer of Avalon from June 1998 until August 2004. From September 2004 to March 2006, Mr. Coxson was Director of Corporate Services of Avalon. Mr. Coxson has over 25 years of experience working for publicly owned companies in accounting and external reporting. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2009 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2009 and 2008, should be read in conjunction with the previously referenced financial statements.

Independent Auditors’ Report on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Such independent auditors’ report and financial statement schedule are at pages 17 and 18 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form S-8, Exhibit 4.2.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.3	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrant’s Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net income per share” on page 14 of the 2009 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2009 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

21.1	Subsidiaries of Avalon Holdings Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of March, 2010.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 18th day of March, 2010.

Signatures	Title

/s/ RONALD E. KLINGLE	Chairman of the Board and Director
Ronald E. Klingle

/s/ STEVEN M. BERRY	President, Chief Executive Officer
Steven M. Berry	and Director

/s/ TIMOTHY C. COXSON	Chief Financial Officer, Treasurer, Secretary
Timothy C. Coxson	and Director

/s/ KURTIS D. GRAMLEY	Director
Kurtis D. Gramley

/s/ STEPHEN L. GORDON	Director
Stephen L. Gordon

/s/ DAVID G. BOZANICH	Director
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 18, 2010, which is included in the 2009 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 18, 2010

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) [1]	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts

Allowance for Doubtful Accounts:
Year ended December 31,
2009	$369	$93	$—	$297	$165

2008	$266	$116	$—	$13	$369

[1]	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2009 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002