Form 10-Q
period 2010-03-31
AVALON HOLDINGS CORP
filed 2010-05-13
CIK 1061069

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of May 11, 2010.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Net operating revenues	$8,330	$8,843

Costs and expenses:
Costs of operations	6,985	7,272
Depreciation and amortization	420	425
Selling, general and administrative expenses	1,568	1,609

Loss from operations	(643)	(463)

Other income (expense):
Interest expense	(3)	(3)
Interest income	8	3
Other income, net	55	59

Loss from operations before taxes	(583)	(404)

Provision for income taxes	1	—

Net loss	$(584)	$(404)

Basic net loss per share	$(.15)	$(.11)

Weighted average shares outstanding	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,445	$5,862
Accounts receivable, net	6,097	7,094
Prepaid expenses	328	291
Refundable income taxes	25	25
Other current assets	588	568

Total current assets	12,483	13,840

Property and equipment, less accumulated depreciation and amortization of $9,358 in 2010 and $9,042 in 2009	27,975	28,277
Leased property under capital leases, less accumulated depreciation and amortization of $1,871 in 2010 and $1,774 in 2009	5,561	5,574
Noncurrent deferred tax asset	8	8
Other assets, net	59	58

Total assets	$46,086	$47,757

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	3,874	5,119
Accrued payroll and other compensation	406	545
Other accrued taxes	207	274
Deferred revenues	2,194	1,943
Other liabilities and accrued expenses	337	246

Total current liabilities	7,019	8,128

Obligations under capital leases	229	229

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,118	58,096
Accumulated deficit	(19,318)	(18,734)

Total shareholders’ equity	38,838	39,400

Total liabilities and shareholders’ equity	$46,086	$47,757

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(584)	$(404)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation and amortization	420	425
Compensation costs – stock options	22	—
Provision for losses on accounts receivable	1	22
Change in operating assets and liabilities:
Accounts receivable	996	2,656
Prepaid expenses	(37)	15
Other current assets	(20)	(43)
Other assets	(1)	—
Accounts payable	(1,245)	(294)
Accrued payroll and other compensation	(139)	(279)
Accrued income taxes	—	(13)
Other accrued taxes	(67)	(68)
Deferred revenues	251	217
Other liabilities and accrued expenses	91	72

Net cash provided by (used in) operating activities	(312)	2,306

Investing activities:
Capital expenditures	(105)	(17)

Net cash used in investing activities	(105)	(17)

Increase (decrease) in cash and cash equivalents	(417)	2,289
Cash and cash equivalents at beginning of year	5,862	3,061

Cash and cash equivalents at end of period	$5,445	$5,350

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2009 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2010, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2. Basic Net Loss per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position in the first quarter of 2010 and 2009 and therefore, such dilution would be considered anti-dilutive. As a result, diluted per share amounts are equal to basic per share amounts for the three months ended March 31, 2010 and 2009.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement was amended in April 2009 to provide for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2010 and December 31, 2009, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded a net loss of $.6 million in the first quarter of 2010 compared with a net loss of $.4 million in the first quarter of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2010 and 2009. The

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. During the first quarter of 2010, Avalon granted 980,000 stock options, which were the first stock options granted under the Plan. These stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

The Monte Carlo Simulation was selected to determine the fair value because it incorporates six minimum considerations; 1) the exercise price of the option, 2) The expected term of the option, taking into account both the contractual term of the option, the effects of employees’ expected exercise and post-vesting employment termination behavior, as well as the possibility of change in control events during the contractual term of the option agreements, 3) the current fair value of the underlying equity, 4) the expected volatility of the value of the underlying share for the expected term of the option, 5) the expected dividends on the underlying share for the expected term of the option and 6) the risk-free interest rate(s) for the expected term of the option.

The expected term, or time until the option is exercised is typically based on historical exercising behavior of previous option holders of a company’s stock. Due to the fact there were no options previously granted and, therefore no historical exercising behavior available, an alternative method was used. Because of the nature of the vesting as described above, the options were separated into five blocks, with each block having its own vesting period and expected term. Assuming the vesting occurs ratably over the vesting period for each option block, the average vesting term (requisite service period) for each option block was calculated to be 2.54, 3.54, 4.54, 5.54 and 6.54 years for option blocks 1 through 5, respectively. Because there is no historical activity, the “Simplified Method” was used to determine the expected term. The expected term under the “Simplified Method” is equal to the average vesting term plus the original contractual term divided by two. As such, the expected terms were calculated to be 6.27, 6.77, 7.27, 7.77 and 8.27 years, for option blocks 1 through 5, respectively.

The current fair value of the underlying equity was determined to be equal to Avalon’s publicly traded stock price as of the grant dates times the sum of the Class A and Class B common shares outstanding.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

The expected volatility was based on the observed volatility of Avalon common stock for a five year period prior to the grant dates. The expected volatility that was used ranged from 60.9% to 61.5% with a weighted average expected volatility of 60.9%.

There were no expected dividends and the risk-free interest rate(s) which ranged from 2.28% to 2.44% were based on yield data for U. S. Treasury securities over a period consistent with the expected term.

The following table is a summary of the stock options granted during the first quarter of 2010:

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
980,000	$2.52	$3.56

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.

2)	The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contract Vesting Term.

The table below represents the period and predetermined stock price needed for vesting.

	Begins Vesting	Ends Vesting	Predetermined Vesting Price
Block 1	12 mo. after Grant Dates	48 mo. after Grant Dates	$3.43
Block 2	24 mo. after Grant Dates	60 mo. after Grant Dates	$4.69
Block 3	36 mo. after Grant Dates	72 mo. after Grant Dates	$6.43
Block 4	48 mo. after Grant Dates	84 mo. after Grant Dates	$8.81
Block 5	60 mo. after Grant Dates	96 mo. after Grant Dates	$12.07

Compensation cost was approximately $22,000 for the three months ended March 31, 2010 based upon the estimated fair value calculation. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of March 31, 2010, there was $1.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.54 years.

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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

Note 7. Business Segment Information

Avalon’s reportable segments include waste management services and golf and related operations. In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” On this basis, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all years presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, fitness and spa activities and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at March 31, 2010 and December 31, 2009 were $2.2 million and $1.9 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2010, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues. For the three months ended March 31, 2009, one customer accounted for 13% of the waste managements services segment’s net operating revenues to external customers and 10.7% of Avalon’s consolidated net operating revenues.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

March 31, 2010

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

	Three Months Ended
	March 31,
	2010	2009

Net operating revenues from:
Waste management services:
External customers revenues	$6,677	$7,234
Intersegment revenues	—	—

Total waste management services	6,677	7,234

Golf and related operations:
External customers revenues	1,653	1,609
Intersegment revenues	11	4

Total golf and related operations	1,664	1,613

Segment operating revenues	8,341	8,847
Intersegment eliminations	(11)	(4)

Total net operating revenues	$8,330	$8,843

Income (loss) before taxes:
Waste management services	$463	$596
Golf and related operations	(409)	(373)

Segment income before taxes	54	223

Corporate interest income	8	2
Corporate other income, net	2	5
General corporate expenses	(647)	(634)

Loss before taxes	$(583)	$(404)

Interest income:
Waste management services	$—	$1
Golf and related operations	—	—
Corporate	8	2

Total	$8	$3

	March 31,	December 31,
	2010	2009
Identifiable assets:
Waste management services	$9,130	$10,300
Golf and related operations	31,511	31,443
Corporate	39,629	40,160

Subtotal	80,270	81,903
Elimination of intersegment receivables	(34,184)	(34,146)

Total	$46,086	$47,757

The decrease in the identifiable assets of the waste management services segment is primarily due to a decrease in accounts receivable of the waste brokerage and management services at March 31, 2010 compared with December 31, 2009.

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

Liquidity and Capital Resources

For the first three months of 2010, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2010 are expected to be in the range of $.3 million to $.8 million. Such expenditures will principally relate to building improvements and equipment purchases for the golf and related operations. During the first three months of 2010, capital expenditures for Avalon totaled approximately $.1 million which was principally related to building improvements.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.4 million of leasehold improvements as of March 31, 2010. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $5.5 million at March 31, 2010 compared with $5.7 million at December 31, 2009.

The decrease in accounts receivable at March 31, 2010 compared with December 31, 2009 is primarily due to lower net operating revenues of the waste management services segment in the first quarter of 2010 compared with the fourth quarter of 2009, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $6.7 million in the first quarter of 2010 compared with $8.1 million in the fourth quarter of 2009.

The decrease in accounts payable at March 31, 2010 compared with December 31, 2009 is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business as a result of lower net operating revenues in the first quarter of 2010 compared with the fourth quarter of 2009 and the timing of payments to such vendors in the ordinary course of business.

The decrease in accrued payroll and other compensation is primarily due to the payment of bonus incentives of the waste brokerage and management services business which were accrued at December 31, 2009.

The increase in deferred revenues at March 31, 2010 compared with December 31, 2009 is due to an increase in the unrecognized or deferred revenues associated with membership dues of the golf and related operations segment. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.2 million at March 31, 2010 compared with $1.9 million at December 31, 2009.

In comparing March 31, 2009 with December 31, 2008, the decrease in accounts receivable is primarily due to lower net operating revenues of the waste management services segment in the first quarter of 2009 compared with the fourth quarter of 2008, partially offset by a small increase in accounts receivable of the golf and related operations segment. The decrease in accounts payable is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business as a result of lower net operating revenues in the first quarter of 2009 compared with the fourth quarter of 2008 and the timing of payments to such vendors in the ordinary course of business. The decrease in accrued payroll and other compensation is primarily due to the payment of bonus incentives of the waste brokerage and management services business which were accrued at December 31, 2008. The increase in deferred revenues at March 31, 2009 compared with December 31, 2008 is due to an increase in the unrecognized revenues associated with membership dues of the golf and related operations segment. Such deferred revenues increased to $2.2 million at March 31, 2009 compared with $2.0 million at December 31, 2008.

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

•	acquiring privately held businesses that position us for growth in existing markets;

•	acquiring well-managed companies and, when appropriate, retaining local management; and

•	acquiring operations and facilities from municipalities that are privatizing and/or from publicly owned companies that are divesting assets.

Our primary focus will be to acquire facilities that operate in markets that we are already servicing in order to fully integrate our operations. We believe these activities allow us to increase our revenue and market share, lower our cost of operations as a percentage of revenue, and maximize cost efficiencies and economies of scale.

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and is giving consideration to the possibility of acquiring one or more additional golf courses. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense. Such potential acquisitions could be financed by existing working capital, utilizing its line of credit, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2010 decreased to $8.3 million from $8.8 million in the prior year’s first quarter. The decrease is primarily the result of lower net operating revenues of the waste management services segment, partially offset by a slight increase in the net operating revenues of the golf and related operations segment. Costs of operations decreased to $7.0 million in the first quarter of 2010 compared with $7.3 million in the prior year’s first quarter. The decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the first quarter of 2010 and 2009. Consolidated selling, general and administrative expenses decreased slightly in the first quarter of 2010 compared with the first quarter of 2009 even though Avalon recorded approximately $22,000 of compensation costs associated with the granting of stock options in the first quarter of 2010. Avalon recorded a net loss of $.6 million or $.15 per share, in the first quarter of 2010 compared with a net loss of $.4 million or $.11 per share, in the first quarter of 2009.

Performance in the First Quarter of 2010 compared with the First Quarter of 2009

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 8% to $6.7 million in the first quarter of 2010 compared with $7.2 million in the first quarter of the prior year. For the first quarter of 2010, net operating revenues of the waste brokerage and management services business were $6.1 million compared with $6.6 million in the first quarter of 2009, while the net operating revenues of the captive landfill management operations were $.6 million in both the first quarter of 2010 and 2009. The net operating revenues of the captive landfill are primarily dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility. The decrease in the net operating revenues of the waste brokerage and management services business was primarily due to a decline in continuous or ongoing work. Such decline was primarily the result of the slowdown in the economy which has negatively affected the production and manufacturing of industrial customers, such as steel and chemical plants. In addition, adverse weather conditions in several markets during the months of January and February 2010 had a negative impact on net operating revenues.

Income before taxes for the waste management services segment decreased to $.5 million in the first quarter of 2010 compared with $.6 million in the first quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.4 million for the first quarter of 2010 compared with $.5 million for the first quarter of 2009. The decrease was primarily due to the decrease in net operating revenues and a decline in gross margins. Gross margins decreased to 18.4% in the first quarter of 2010 compared with 19.7% in the prior year quarter. The decrease in gross margins was primarily due to lower gross margins associated with event work. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Income before taxes of the captive landfill operations was $.1 million in both the first quarter of 2010 and 2009.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, fitness and spa activities and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. The golf courses, which are located in northeast Ohio and western Pennsylvania, were unavailable for play during the first quarter of 2010 and 2009 due to adverse weather conditions. Net operating revenues for the golf and related operations were $1.7 million in the first quarter of 2010 compared with $1.6 million in the first quarter of the prior year. The increase in net operating revenues is primarily due to higher food and beverage sales and increased tennis and spa revenues. The average number of members during the first quarter of 2010 increased to 2,692 compared with 2,633 in the prior year’s first quarter. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues decreased slightly. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is very difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of $.4 million in both the first quarter of 2010 and 2009.

Interest income

Interest income was $8,000 in the first quarter of 2010 compared with $3,000 in the first quarter of 2009. The increase is primarily the result of higher average cash and cash equivalents invested during the first quarter of 2010 compared with the first quarter of the prior year.

General corporate expenses

General corporate expenses were $.6 million in both the first quarter of 2010 and 2009. In the first quarter of 2010, general corporate expenses included approximately $22,000 of compensation costs related to stock options.

Net income

Avalon recorded a net loss of $.6 million in the first quarter of 2010 compared with a net loss of $.4 million in the first quarter of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2010 and 2009. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Avalon’s waste disposal brokerage and management services business obtains and retains customers by providing services and identifying cost-efficient disposal options unique to a customer’s needs. Consolidation within the solid waste industry has resulted in reducing the number of companies offering disposal options to waste generators and may cause disposal pricing to increase. Avalon’s waste brokerage and management services business may not be able to pass these price increases onto some of its customers, which, in turn, may adversely impact Avalon’s future financial performance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members is becoming more difficult. Although Avalon has been able to retain and slightly increase the number of members of the Avalon Golf and Country Club, as of March 31, 2010, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2010 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Removed and Reserved

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

On March 3, 2010, announced the appointment of a new Chief Executive Officer.

On May 12, 2010, reported voting results from Annual Meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 13, 2010	By:	/S/ TIMOTHY C. COXSON
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)