Form 10-Q
period 2010-06-30
AVALON HOLDINGS CORP
filed 2010-08-11
CIK 1061069

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of August 10, 2010.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net operating revenues	$12,051	$8,372	$20,381	$17,215

Costs and expenses:
Costs of operations	9,842	6,804	16,827	14,076
Depreciation and amortization Selling, general and administrative expenses	422 1,851	423 1,456	842 3,419	848 3,065

Operating loss	(64)	(311)	(707)	(774)

Other income (expense):
Interest expense	(4)	(4)	(7)	(7)
Interest income	8	11	16	14
Other income, net	61	55	116	114

Income (loss) before income taxes	1	(249)	(582)	(653)

Provision for income taxes	13	14	14	14

Net loss	$(12)	$(263)	$(596)	$(667)

Net loss per share – basic and diluted	$(.01)	$(.07)	$(.16)	$(.18)

Weighted average shares outstanding – basic and diluted	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,663	$5,862
Accounts receivable, net	8,452	7,094
Prepaid expenses	270	291
Refundable income taxes	25	25
Other current assets	737	568

Total current assets	15,147	13,840

Property and equipment, less accumulated depreciation and amortization of $9,643 in 2010 and $9,042 in 2009	27,695	28,277
Leased property under capital leases, less accumulated depreciation and amortization of $1,971 in 2010 and $1,774 in 2009	5,487	5,574
Noncurrent deferred tax asset	8	8
Other assets, net	58	58

Total assets	$48,395	$47,757

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	5,592	5,119
Accrued payroll and other compensation	792	545
Accrued income taxes	7	—
Other accrued taxes	161	274
Deferred revenues	2,348	1,943
Other liabilities and accrued expenses	374	246

Total current liabilities	9,275	8,128

Obligations under capital leases	229	229

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,183	58,096
Accumulated deficit	(19,330)	(18,734)

Total shareholders’ equity	38,891	39,400

Total liabilities and shareholders’ equity	$48,395	$47,757

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(596)	$(667)
Reconciliation of loss to cash provided by (used in) operating activities:
Depreciation and amortization	842	848
Compensation costs – stock options	87	—
Provision for losses on accounts receivable	1	55
Change in operating assets and liabilities:
Accounts receivable	(1,359)	3,529
Prepaid expenses	21	30
Other current assets	(169)	(72)
Accounts payable	473	(680)
Accrued payroll and other compensation	247	(175)
Accrued income taxes	7	(8)
Other accrued taxes	(113)	(118)
Deferred revenues	405	187
Other liabilities and accrued expenses	128	7

Net cash (used in) provided by operating activities	(26)	2,936

Investing activities:
Capital expenditures	(173)	(71)

Net cash used in investing activities	(173)	(71)

(Decrease) Increase in cash and cash equivalents	(199)	2,865
Cash and cash equivalents at beginning of year	5,862	3,061

Cash and cash equivalents at end of period	$5,663	$5,926

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2010, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2. Basic Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position for the second quarter and six months ended June 30, 2010 and 2009 and therefore, such dilution would be considered anti-dilutive. As a result, diluted per share amounts are equal to basic per share amounts for the three and six months ended June 30, 2010 and 2009.

The weighted average number of common shares outstanding assuming dilution for the three and six months ended June 30, 2010 was 3,972,143 and 3,901,181, respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement was amended in April 2009 to provide for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2010 and December 31, 2009, there were no borrowings under the line of credit.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

Note 4. Income Taxes

Avalon incurred a net loss of $12,000 in the second quarter of 2010 compared with net loss of $.3 million in the second quarter of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the second quarter of 2010 and 2009. The income tax provision for the second quarter of 2010 and the income tax benefit for the second quarter of 2009 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred a net loss of $.6 million for the first six months of 2010 compared with net loss of $.7 million for the first six months of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first six months of 2010 and 2009. The income tax benefits for the first six months of 2010 and 2009 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

Compensation cost was approximately $65,000 for the three months ended June 30, 2010 and $87,000 for the six months ended June 30, 2010 based upon the estimated fair value calculation. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of June 30, 2010, there was approximately $.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.47 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at June 30, 2010 and December 31, 2009 were $2.3 million and $1.9 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2010 one customer accounted for 11% of the waste management services segment’s net operating revenues to external customers and 9% of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2009 one customer accounted for 14% of the waste management services segment’s net operating revenues to external customers and 10% of Avalon’s consolidated net operating revenues. In addition, Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net operating revenues from:
Waste management services:
External customers revenues	$9,294	$5,636	$15,971	$12,870
Intersegment revenues	—	—	—	—

Total waste management services	9,294	5,636	15,971	12,870

Golf and related operations:
External customers revenues	2,757	2,736	4,410	4,345
Intersegment revenues	19	20	30	24

Total golf and related operations	2,776	2,756	4,440	4,369

Segment operating revenues	12,070	8,392	20,411	17,239
Intersegment eliminations	(19)	(20)	(30)	(24)

Total net operating revenues	$12,051	$8,372	$20,381	$17,215

Income (loss) before taxes:
Waste management services	$798	$415	$1,261	$1,011
Golf and related operations	(98)	(132)	(507)	(505)

Segment income before taxes	700	283	754	506
Corporate interest income	8	11	16	13
Corporate other income, net	2	2	4	7
General corporate expenses	(709)	(545)	(1,356)	(1,179)

Income (loss) before taxes	$1	$(249)	$(582)	$(653)

Interest income:
Waste management services	$—	$—	$—	$1
Golf and related operations	—	—	—	—
Corporate	8	11	16	13

Total	$8	$11	$16	$14

	June 30, 2010	December 31, 2009
Identifiable assets:
Waste management services	$11,437	$10,300
Golf and related operations	31,414	31,443
Corporate	39,780	40,160

Subtotal	82,631	81,903
Elimination of intersegment receivables	(34,236)	(34,146)

Total	$48,395	$47,757

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

June 30, 2010

The increase in the identifiable assets of the waste management services segment is primarily due to an increase in accounts receivable of the waste brokerage and management services at June 30, 2010 compared with December 31, 2009. The decrease in identifiable assets of corporate is primarily due to a decrease in intersegment transactions which are eliminated in consolidation.

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

Liquidity and Capital Resources

For the first six months of 2010, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2010 are expected to be in the range of $.2 million to $.5 million. Such expenditures will principally relate to equipment purchases and building improvements for the golf and related operations. During the first six months of 2010, capital expenditures for Avalon totaled approximately $.2 million which was principally related to such building improvements.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.5 million of leasehold improvements as of June 30, 2010. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $5.9 million at June 30, 2010 and $5.7 million at December 31, 2009.

The increase in accounts receivable at June 30, 2010 compared with December 31, 2009 is primarily due to higher net operating revenues of the waste management services segment in the second quarter of 2010 compared with the fourth quarter of 2009 and an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $9.3 million in the second quarter of 2010 compared with $8.1 million in the fourth quarter of 2009.

The increase in other current assets and accounts payable at June 30, 2010 compared with December 31, 2009 is primarily a result of higher inventory purchases of the golf and related operations segment during the golf season. Accounts payable also increase due to the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation is primarily due to an increase in bonus incentives accrued at June 30, 2010 compared with December 31, 2009.

The decrease in other accrued taxes at June 30, 2010 compared with December 31, 2009 is primarily due to the payment of accrued real estate taxes during 2010.

The increase in deferred revenues at June 30, 2010 compared with December 31, 2009 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment.

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

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity and Avalon may consider acquiring one or more additional golf courses.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2010 increased to $12.1 million from $8.4 million in the prior year’s second quarter. The increase is primarily the result of a significant increase in the net operating revenues of the waste management services segment. Costs of operations increased to $9.8 million in the second quarter of 2010 compared with $6.8 million in the prior year’s second quarter. The increase is primarily due to the increase in net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the second quarter of 2010 and 2009. Consolidated selling, general and administrative expenses increased to $1.8 million in the second quarter of 2010 compared with $1.5 million in the second quarter of 2009 primarily due to an increase in sales and management bonus incentives of the waste management services segment and compensation costs relating to stock options granted. Avalon incurred a net loss of $12,000, or $.01 per share, in the second quarter of 2010 compared with net loss of $.3 million or $.07 per share, in the second quarter of 2009.

For the first six months of 2010, net operating revenues increased to $20.4 million from $17.2 million for the first six months of 2009. The increase is primarily the result of a significant increase in the net operating revenues of the waste management services segment. Costs of operations were $16.8 million for the first six months of 2010 compared with $14.1 million for the first six months of 2009. The increase is primarily due to the increase in net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.8 million for both the first six months of 2010 and 2009. Consolidated selling, general and administrative expenses increased to $3.4 million for the first six months of 2010 compared with $3.1 million for the first six months of 2009 primarily due to an increase in sales and management bonus incentives of the waste management services segment and compensation costs relating to stock options granted in the first quarter of 2010. Avalon incurred a net loss of $.6 million, or $.16 per share, for the first six months of 2010 compared with a net loss of $.7 million, or $.18 per share, for the first six months of 2009.

Performance in the Second Quarter of 2010 compared with the Second Quarter of 2009

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 65% to $9.3 million in the second quarter of 2010 compared with $5.6 million in the second quarter of the prior year. For the second quarter of 2010, net operating revenues of the waste brokerage and management services business were $8.6 million compared with $5.1 million in the second quarter of 2009, while the net operating revenues of the captive landfill management operations were $.7 million compared with $.5 million. The increase in the net operating revenues of the waste brokerage and management services business was primarily due to an increase of 152% in event or one-time projects and a 15% increase in continuous work. The increase in event work was due to an increase in the number of projects won in the second quarter of 2010 compared with the second quarter of 2009. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The increase in net operating revenues of the captive landfill operations was primarily due to an increase in the sales of construction mats and an increase in the volume of waste disposed of at the landfill during the second quarter of 2010 compared to the prior year second quarter. The volume of waste disposed of at the captive landfill is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the significant increase in net operating revenues, income before taxes for the waste management services segment increased to $.8 million in the second quarter of 2010 compared with $.4 million in the second quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.7 million for the second quarter of 2010 compared with $.3 million for the second quarter of 2009. Income before taxes of the captive landfill operations was $.1 million in both the second quarter of 2010 and 2009.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $2.8 million in both the second quarter of 2010 and second quarter of the prior year. The average number of members during the second quarter of 2010 increased to 2,790 compared with 2,614 in the prior year’s second quarter. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues decreased slightly. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of approximately $.1 million in both the second quarter of 2010 and 2009.

Interest income

Interest income was $8,000 in the second quarter of 2010 compared with $11,000 in the second quarter of 2009. The decrease is primarily the result of lower average investment rates.

General corporate expenses

General corporate expenses were $.7 million in the second quarter of 2010 compared with $.5 million in the second quarter of 2009. The increase is primarily due to compensation costs associated with the stock options granted during the first quarter of 2010, higher employee costs and higher building repair and maintenance expense.

Net income

Avalon incurred a net loss of $12,000 in the second quarter of 2010 compared with net loss of $.3 million in the second quarter of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the second quarter of 2010 and 2009. The income tax provision for the second quarter of 2010 and the income tax benefit for the second quarter of 2009 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2010 compared with the first six months of 2009

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $16.0 million in the first six months of 2010 compared with $12.9 million in the first six months of the prior year. For the first six months of 2010, net operating revenues of the waste brokerage and management services business were $14.7 million compared with $11.8 million for the first six months of 2009, while the net operating revenues of the captive landfill management operations were $1.3 million for the first six months of 2010 compared with $1.1 million for the prior year period. The increase in net operating revenues of the waste brokerage and management services business was primarily the result of a 60% increase in event or one-time work. Net operating revenues from continuous work were flat for the first six months of 2010 compared with the first six months of the prior year. The increase in event work was primarily due to an increase in the number of projects won for the first six months of 2010 compared with the same period in 2009. Net operating revenues of the captive landfill management operations increased in the first six months of 2010 compared with the first six months of 2009 primarily as a result of an increase in the sales of construction mats and to a lesser extent an increase in the amount of waste disposed of at the landfill and an increase in additional work performed on miscellaneous projects. Income from operations before taxes for the waste management services segment increased to $1.3 million in the first six months of 2010 compared with $1.0 million in the first six months of the prior year. The increase is primarily due to the significant increase in net operating revenues of the waste brokerage and management services business. Income before taxes of the waste brokerage and management services business was $1.0 million for the first six months of 2010 compared with $.7 million for the first six months of 2009. Income before taxes of the captive landfill operations was $.3 million in both the first six months of 2010 and 2009.

Net operating revenues of the golf and related operations segment were $4.4 million in both the first six months of 2010 and 2009. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2010 and 2009. The average number of members during the first six months of 2010 increased to 2,770 compared with 2,623 in the prior year’s first six months. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues decreased slightly. Net operating revenues associated with golfing activities decreased while food and beverage net operating revenues increased. The golf and related operations segment incurred a loss before taxes of $.5 million in both the first six months of 2010 and 2009. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

Interest income

Interest income was $16,000 in the first six months of 2010 compared with $14,000 in the first six months of 2009. The increase is primarily due to higher average cash and cash equivalents invested during the first six months of 2010 compared with the first six months of 2009.

General corporate expenses

General corporate expenses were $1.4 million in the first six months of 2010 compared with $1.2 million in the first six months of 2009. The increase is primarily due to compensation costs associated with the stock options granted during the first quarter of 2010, higher employee costs and higher building repair and maintenance expenses.

Net income

Avalon incurred a net loss of $.6 million in the first six months of 2010 compared with a net loss of $.7 million in the first six months of the prior year. Avalon’s overall effective tax rate, excluding the effect of some minor state income tax provisions, was 0% in both the first six months of 2010 and 2009. The income tax benefit for the first six months of 2010 and 2009 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult. Although Avalon has been able to retain and slightly increase the number of members of the Avalon Golf and Country Club, as of June 30, 2010, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2010 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 12, 2010, Avalon reported the voting results for the election of directors from the Annual Meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 11, 2010	By:	/S/ TIMOTHY C. COXSON
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)