Form 10-Q
period 2010-09-30
AVALON HOLDINGS CORP
filed 2010-11-12
CIK 1061069

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of November 10, 2010.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net operating revenues	$11,789	$9,619	$32,170	$26,834

Costs and expenses:
Costs of operations	9,581	7,757	26,408	21,833
Depreciation and amortization Selling, general and administrative expenses	421 1,830	420 1,484	1,263 5,249	1,268 4,549

Operating loss	(43)	(42)	(750)	(816)

Other income (expense):
Interest expense	(3)	(5)	(10)	(12)
Interest income	5	10	21	24
Other income, net	47	41	163	155

Income (loss) before income taxes	6	4	(576)	(649)

Provision for income taxes	8	4	22	18

Net loss	$(2)	$0	$(598)	$(667)

Net loss per share – basic and diluted	$0	$0	$(.16)	$(.18)

Weighted average shares outstanding – basic and diluted	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,694	$5,862
Accounts receivable, net	7,410	7,094
Prepaid expenses	280	291
Refundable income taxes	24	25
Other current assets	662	568

Total current assets	14,070	13,840

Property and equipment, less accumulated depreciation and amortization of $9,965 in 2010 and $9,042 in 2009	27,571	28,277
Leased property under capital leases, less accumulated depreciation and amortization of $2,070 in 2010 and $1,774 in 2009	5,404	5,574
Noncurrent deferred tax asset	8	8
Other assets, net	58	58

Total assets	$47,111	$47,757

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,580	5,119
Accrued payroll and other compensation	696	545
Accrued income taxes	8	—
Other accrued taxes	204	274
Deferred revenues	2,101	1,943
Other liabilities and accrued expenses	337	246

Total current liabilities	7,927	8,128

Obligations under capital leases	229	229

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,249	58,096
Accumulated deficit	(19,332)	(18,734)

Total shareholders’ equity	38,955	39,400

Total liabilities and shareholders’ equity	$47,111	$47,757

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(598)	$(667)
Reconciliation of loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,263	1,268
Compensation costs – stock options	153	—
Provision for losses on accounts receivable	5	62
Gain from disposal of property and equipment	(2)	(2)
Change in operating assets and liabilities:
Accounts receivable	(321)	3,086
Prepaid expenses	11	61
Refundable income taxes	1	—
Other current assets	(94)	11
Other assets, net	(1)	—
Accounts payable	(539)	(858)
Accrued payroll and other compensation	151	(125)
Accrued income taxes	8	(18)
Other accrued taxes	(70)	(62)
Deferred revenues	158	13
Other liabilities and accrued expenses	91	(145)

Net cash provided by operating activities	216	2,624

Investing activities:
Proceeds from disposal of property and equipment	2	2
Capital expenditures	(386)	(141)

Net cash used in investing activities	(384)	(139)

(Decrease) Increase in cash and cash equivalents	(168)	2,485
Cash and cash equivalents at beginning of year	5,862	3,061

Cash and cash equivalents at end of period	$5,694	$5,546

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2010, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2. Basic Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position for the third quarter and nine months ended September 30, 2010 and for the periods presented for 2009, Avalon broke even for the third quarter and was in a net loss position for the nine months ended September 30, 2009. As a result, such dilution would be considered anti-dilutive. Therefore, diluted per share amounts are equal to basic per share amounts for the three and nine months ended September 30, 2010 and 2009. The weighted average number of common shares outstanding assuming dilution for the three and nine months ended September 30, 2010 was 3,879,109 and 3,893,744, respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement was amended in April 2009 to provide for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At September 30, 2010 and December 31, 2009, there were no borrowings under the line of credit.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

Note 4. Income Taxes

Avalon incurred a net loss of $2,000 in the third quarter of 2010 compared with break even in the third quarter of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the third quarter of 2010 and 2009. The income tax provision for the third quarter of 2010 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred a net loss of $.6 million for the first nine months of 2010 compared with a net loss of $.7 million for the first nine months of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first nine months of 2010 and 2009. The income tax benefits for the first nine months of 2010 and 2009 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

September 30, 2010

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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

Compensation cost was approximately $66,000 for the three months ended September 30, 2010 and $153,000 for the nine months ended September 30, 2010 based upon the estimated fair value calculation. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of September 30, 2010, there was approximately $.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.96 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at September 30, 2010 and December 31, 2009 were $2.1 million and $1.9 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2010 one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 8% of Avalon’s consolidated net operating revenues. For the nine months ended September 30, 2009, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues. In addition, Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating revenues from:
Waste management services:
External customers revenues	$8,696	$6,571	$24,667	$19,441
Intersegment revenues	—	—	—	—

Total waste management services	8,696	6,571	24,667	19,441

Golf and related operations:
External customers revenues	3,093	3,048	7,503	7,393
Intersegment revenues	14	9	44	33

Total golf and related operations	3,107	3,057	7,547	7,426

Segment operating revenues	11,803	9,628	32,214	26,867
Intersegment eliminations	(14)	(9)	(44)	(33)

Total net operating revenues	$11,789	$9,619	$32,170	$26,834

Income (loss) before taxes:
Waste management services	$670	$562	$1,931	$1,573
Golf and related operations	72	5	(435)	(500)

Segment income before taxes	742	567	1,496	1,073
Corporate interest income	5	10	21	23
Corporate other income, net	2	3	6	10
General corporate expenses	(743)	(576)	(2,099)	(1,755)

Income (loss) before taxes	$6	$4	$(576)	$(649)

Interest income:
Waste management services	$—	$—	$—	$1
Golf and related operations	—	—	—	—
Corporate	5	10	21	23

Total	$5	$10	$21	$24

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2010

	September 30, 2010	December 31, 2009
Identifiable assets:
Waste management services	$10,713	$10,300
Golf and related operations	30,935	31,443
Corporate	39,619	40,160

Subtotal	81,267	81,903
Elimination of intersegment receivables	(34,156)	(34,146)

Total	$47,111	$47,757

The increase in identifiable assets of the waste management services segment at September 30, 2010 compared with December 31, 2009 is primarily due to an increase in intersegment transactions which are eliminated in consolidation. The decrease in identifiable assets of the golf and related operations segment is primarily due to the depreciation of property and equipment, partially offset by an increase in accounts receivable. The decrease in identifiable assets of corporate is primarily due to a decrease in intersegment transactions which are eliminated in consolidation.

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

Liquidity and Capital Resources

For the first nine months of 2010, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2010 are expected to be in the range of $.4 million to $.6 million. Such expenditures will principally relate to equipment purchases and building improvements for the golf and related operations. During the first nine months of 2010, capital expenditures for Avalon totaled approximately $.4 million which was principally related to such equipment purchases and building improvements.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Avalon has made approximately $7.5 million of leasehold improvements as of September 30, 2010. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all of its renewal options.

Working capital was $6.1 million at September 30, 2010 compared with $5.7 million at December 31, 2009.

The increase in accounts receivable at September 30, 2010 compared with December 31, 2009 is primarily due an increase net operating revenues of the golf and related operations segment in the third quarter of 2010 compared with the fourth quarter of 2009. The golf and related operations segment recorded net operating revenues of $3.1 million in the third quarter of 2010 compared with $2.0 million in the fourth quarter of 2009.

The decrease in accounts payable at September 30, 2010 compared with December 31, 2009 is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business and the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation at September 30, 2010 compared with December 31, 2009 is primarily due to an increase in accrued bonuses.

The increase in deferred revenues at September 30, 2010 compared with December 31, 2009 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment.

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

Acquisition Growth: We will look to acquire businesses that complement our existing business platform. Our acquisition growth strategy will focus primarily on privately held companies and the waste operations of municipal and other local governmental authorities. We believe that our ability to acquire privately held companies is enhanced by increasing competition in the waste industry, increasing capital requirements as a result of changes in waste regulatory requirements, and the limited number of exit strategies for these privately held companies’ owners. We also seek to acquire operations and facilities from municipalities that are privatizing, as they seek to increase available capital and reduce risk. In addition, we will continue to evaluate opportunities to acquire operations and facilities that are being divested by other publicly owned waste companies. In summary, our acquisition growth strategy will focus primarily on the following:

•	acquiring privately held businesses that position us for growth in existing markets;

•	acquiring well-managed companies and, when appropriate, retaining local management; and

•	acquiring operations and facilities from municipalities that are privatizing and/or from publicly owned companies that are divesting assets.

•	leveraging our existing landfill management capabilities which may include the operation of existing industrial, municipal or commercial landfills

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2010 increased to $11.8 million from $9.6 million in the prior year’s third quarter, which is primarily the result of a significant increase in the net operating revenues of the waste management services segment. Costs of operations increased to $9.6 million in the third quarter of 2010 compared with $7.8 million in the prior year’s third quarter. This increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the third quarter of 2010 and 2009. Consolidated selling, general and administrative expenses increased to $1.8 million in the third quarter of 2010 compared with $1.5 million in the third quarter of 2009 primarily due to an increase in the sales and management incentive bonuses of the waste management services segment, compensation costs relating to stock options granted in the first quarter of 2010 and some fairly significant non-recurring maintenance expenses at the corporate headquarters building. Avalon incurred a net loss of $2,000 in the third quarter of 2010 compared with break even in the third quarter of 2009. Third quarter results for 2009 were favorably impacted by the Board of Directors decision to eliminate the 2008 employer discretionary contribution of $.1 million to Avalon’s 401k plan, which was scheduled to be made in the third quarter of 2009.

For the first nine months of 2010, net operating revenues increased to $32.2 million compared with $26.8 million for the first nine months of 2009. The increase is primarily the result of significantly higher net operating revenues of the waste management services segment. Costs of operations were $26.4 million for the first nine months of 2010 compared with $21.8 million for the first nine months of 2009. This increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.3 million for both the first nine months of 2010 and 2009. Consolidated selling, general and administrative expenses increased to $5.2 million for the first nine months of 2010 compared with $4.5 million for the first nine months of 2009 primarily due to an increase in the sales and management incentive bonuses of the waste management services segment, compensation costs relating to stock options granted in the first quarter of 2010 and some fairly significant non-recurring maintenance expenses at the corporate headquarters building. Avalon incurred a net loss of $.6 million, or $.16 per share, for the first nine months of 2010 compared with a net loss of $.7 million, or $.18 per share, for the first nine months of 2009. The results for the nine months ended September 30, 2009 were favorably impacted by the previously mentioned Board of Directors decision to eliminate the 2008 employer discretionary contribution of $.1 million to Avalon’s 401k plan.

Performance in the Third Quarter of 2010 compared with the Third Quarter of 2009

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 32% to $8.7 million in the third quarter of 2010 compared with $6.6 million in the third quarter of the prior year. For the third quarter of 2010, net operating revenues of the waste brokerage and management services business were $8.0 million compared with $6.0 million in the third quarter of 2009, while the net operating revenues of the captive landfill management operations were $.7 million in the third quarter of 2010 compared with $.6 million in the third quarter of 2009. The increase in the net operating revenues of the waste brokerage and management services business was primarily due to an increase of 63% in event or one-time projects and a 10% increase in continuous work. The increase in event work was due to an increase in the number of projects won in the third quarter of 2010 compared with the third quarter of 2009. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The increase in net operating revenues of the captive landfill operations was primarily due to an increase in the sales of construction mats and an increase in the volume of waste disposed of at the landfill during the third quarter of 2010 compared to the prior year third quarter. The volume of waste disposed of at the captive landfill is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the increase in net operating revenues, income before taxes for the waste management services segment increased to $.7 million in the third quarter of 2010 compared with $.6 million in the third quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.6 million for the third quarter of 2010 compared with $.4 million for the third quarter of 2009. Overall gross profit of the waste brokerage and management services business declined to 18.3% in the third quarter of 2010 compared with 19.1% in the third quarter of the prior year. The decrease was primarily attributable to lower gross margins of the event work. Income before taxes of the captive landfill operations was $.1 million in the third quarter of 2010 compared with $.2 million in the third quarter of 2009. The decrease was primarily due to increased management incentive bonuses.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, recreational facilities, and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $3.1 million in both the third quarter of 2010 and 2009. The average number of members during the third quarter of 2010 increased to 2,830 compared with 2,657 in the prior year’s third quarter. Due to the mix between social and golf members and promotional membership programs, net operating revenues from membership dues only increased slightly. Net operating revenues associated with golfing activities decreased in the third quarter of 2010 compared with the prior year quarter, while tennis, food and beverage, and net operating revenues related to spa services increased. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment recorded income before taxes of approximately $.1 million in the third quarter of 2010 compared with $5,000 in the third quarter of 2009. The increase in income before taxes is primarily due to reduced advertising expenses and lower employee costs.

Interest income

Interest income was $5,000 in the third quarter of 2010 compared with $10,000 in the third quarter of 2009. The decrease is primarily the result of lower average investment rates.

General corporate expenses

General corporate expenses were $.7 million in the third quarter of 2010 compared with $.6 million in the third quarter of 2009. The increase is primarily due to compensation costs associated with the stock options granted during the first quarter of 2010, higher employee costs and some fairly significant non-recurring maintenance expenses at the corporate headquarters building.

Net income

Avalon incurred a loss of $2,000 in the third quarter of 2010 compared with break even in the third quarter of 2009. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the third quarter of 2010 and 2009. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income before taxes was offset by an increase in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2010 compared with the first nine months of 2009

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 27% to $24.7 million in the first nine months of 2010 compared with $19.4 million in the first nine months of the prior year. For the first nine months of 2010, net operating revenues of the waste brokerage and management services business were $22.7 million compared with $17.7 million for the first nine months of 2009, while the net operating revenues of the captive landfill management operations were $2.0 million in the first nine months of 2010 compared with $1.7 million for the same period in 2009. The increase in net operating revenues of the waste brokerage and management services business was primarily the result of a 61% increase in event or one-time work due to an increase in the number of projects won for the first nine months of 2010 compared with the same period in 2009. Net operating revenues from continuous work increased approximately 4% for the first nine months of 2010 compared with the first nine months of the prior year. Net operating revenues of the captive landfill management operations increased in the first nine months of 2010 compared with the first nine months of 2009 primarily as a result of an increase in the sales of construction mats and to a lesser extent an increase in the amount of waste disposed of at the landfill.

Income before taxes for the waste management services segment increased to $1.9 million in the first nine months of 2010 compared with $1.6 million in the first nine months of the prior year. The increase is primarily due to the significant increase in net operating revenues of the waste brokerage and management services business. Income before taxes of the waste brokerage and management services business was $1.5 million for the first nine months of 2010 compared with $1.2 million for the first nine months of 2009. Overall gross profit of the waste brokerage and management services business declined to 18.8% for the first nine months of 2010 compared with 19.6% for the first nine months of the prior year. The decrease was primarily attributable to lower gross margins of the event work. Despite the increase in net operating revenues for the first nine months of 2010, income before taxes of the captive landfill operations was $.4 million in both the first nine months of 2010 and 2009 primarily because of increased management incentive bonuses in the current year.

Net operating revenues of the golf and related operations segment increased to $7.5 million in the first nine months of 2010 compared with $7.4 million in the first nine months of the prior year. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2010 and 2009. The average number of members during the first nine months of 2010 increased to 2,790 compared with 2,635 in the prior year’s first nine months. Although the average number of members increased, due to the mix between social and golf members and promotional membership programs, net operating revenues from membership dues decreased slightly. Net operating revenues associated with golfing activities decreased in the first nine months of 2010 while tennis, food and beverage, and net operating revenues related to spa services increased. The golf and related operations segment incurred a loss before taxes of $.4 million for the first nine months of 2010 compared with a loss before taxes of $.5 million for the first nine months of 2009. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

Interest income

Interest income was $21,000 in the first nine months of 2010 compared with $24,000 in the first nine months of 2009. The decrease is primarily the result of a lower average investment rates.

General corporate expenses

General corporate expenses were $2.1 million in the first nine months of 2010 compared with $1.8 million in the first nine months of 2010. The increase is primarily due to compensation costs associated with the stock options granted during the first quarter of 2010, higher employee costs and some fairly significant non-recurring maintenance expenses at the corporate headquarters building.

Net income

Avalon incurred a net loss of $.6 million in the first nine months of 2010 compared with a net loss of $.7 million in the first nine months of the prior year. Excluding the minor effect of state income tax provisions, Avalon’s overall effective tax rate was 0% for the first nine months of 2010 and 2009. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. The income tax benefit for the first nine months of 2010 and 2009 was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult. Although Avalon has been able to retain and slightly increase the number of members of the Avalon Golf and Country Club, as of September 30, 2010, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2010 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 11, 2010	By:	/S/ TIMOTHY C. COXSON
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)