Form 10-K
period 2010-12-31
AVALON HOLDINGS CORP
filed 2011-03-11
CIK 1061069

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 7, 2011 was $8.6 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 7, 2011 was approximately $3,300. The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of March 7, 2011.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2010 (Parts I and II of Form 10-K).

2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2010 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

On October 23, 2006, Avalon, through a newly created subsidiary, Avalon Country Club at Sharon, Inc. (“Sharon”), completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon club include the golf course and clubhouse. Avalon renovated the clubhouse and constructed additional recreational facilities and operates the Sharon facilities as part of its Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. The golf and related operations segment includes the operation and management of golf courses, fitness centers, tennis, spa services, dining and banquet facilities and a travel agency. In 2010, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 9% of the consolidated net operating revenues. In 2009, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2010 and 2009, the net operating revenues of the waste management services segment represented approximately 78% and 75%, respectively, of Avalon’s total segments’ net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency. For the years 2010 and 2009, the net operating revenues of the golf and related operations segment represented approximately 22% and 25%, respectively, of Avalon’s total segments’ net operating revenues.

Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a Pete Dye designed championship golf course located in Warren, Ohio. ALGI generates revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales. TBG, a subsidiary of ALGI, entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease, which commenced on November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by TBG. In addition to a championship golf course, the Squaw Creek facilities include a swimming pool, tennis courts and a clubhouse that includes a fitness center, dining and banquet facilities. TBG generates its revenue in the same manner as ALGI, but also generates revenues from tennis. Avalon Travel, Inc., a subsidiary of ALGI, owns and operates a travel agency which generates its revenue from booking travel reservations.

In November 2003, Avalon formed the Avalon Golf and Country Club to manage the golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise.

On October 23, 2006, Avalon, through its subsidiary, Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of Sharon include the golf course and clubhouse which includes, dining and banquet facilities, a swimming pool, spa services and a fitness center. Sharon generates its revenue in the same manner as ALGI but also generates revenues from its fitness center and spa services.

Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has become more difficult. Although Avalon was able to retain and slightly increase the number of members of the Avalon Golf and Country Club in 2010, as of December 31, 2010, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Employees

As of December 31, 2010, Avalon had 226 employees, 29 of whom were employed by the waste management services segment, 168 of whom were employed by the golf and related operations and 29 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Avalon’s market for shares may be subject to greater volatility and limited daily activity

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

Golf Memberships and Liquor Licenses

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. In addition, the Squaw Creek facility has tennis courts and the Sharon facility offers spa services. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has become more difficult. Although Avalon was able to retain and slightly increase the number of members of the Avalon Golf and Country Club in 2010, as of December 31, 2010, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

Growth Strategy

Our growth strategy for the waste management services segment will focus on increasing revenue, gaining market share and enhancing shareholder value through internal growth. Although we are a waste management services company, we do not own any landfills or provide waste collection services. However, because of our many relationships with various disposal facilities and transporters, we are able to be more flexible and provide alternative solutions to a customer’s waste disposal or recycling needs.

We intend to capitalize on our management and sales staff which has extensive experience in all aspects of the waste business. As such, we intend to manage our internal growth as follows:

•

Sales and Marketing Activities. We will focus on retaining existing customers and obtaining new business through our well-managed sales and marketing activities. We seek to manage our sales and marketing activities to enable us to capitalize on our position in many of the markets in which we operate. We provide a tailored program to all of our customers in response to their particular needs. We accomplish this by centralizing services to effectively manage their needs, such as minimizing their procurement costs.

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

•

Long-Term Agreements. We seek to obtain long-term agreements with all of our customers. By obtaining such long-term agreements, we will have the opportunity to grow our revenue base at the same rate as the underlying revenue growth of these customers. We believe that this positions us to minimize revenue deterioration and experience internal growth rates that are generally higher than our industry’s overall growth rate. Additionally, we believe that by securing a base of long-term recurring revenue, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

•

Development Activities. We will seek to identify opportunities to further position us as an integrated service provider in markets where we provide services. In addition, we will continue to utilize the extensive experience of our management and sales staff to bid on significant one-time projects and those that require special expertise. Where appropriate, we may seek to obtain permits that would provide vertically integrated waste services or expand the service offerings or leverage our existing volumes with current vendors to provide for long term, cost competitive strategic positioning within our existing markets.

For the golf and related operations segment, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense. Such potential acquisitions could be financed by existing working capital, utilizing its line of credit, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2010.

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

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2010 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	24
Dividend policy	24

ITEM 6. SELECTED FINANCIAL DATA
Not required for Smaller Reporting Company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors’ report regarding financial statements as of December 31, 2010 and 2009 and for each of the two years in the period ended December 31, 2010	20

Financial Statements:
Consolidated Balance Sheets, December 31, 2010 and 2009	9
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	10
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	11
Consolidated Statements of Shareholders’ Equity for each of the two years in the period ended December 31, 2010	12

Notes to Consolidated Financial Statements	13-19

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	63	Chairman of the Board and a Director
Steven M. Berry	48	President, Chief Executive Officer and a Director
Timothy C. Coxson	60	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	64	Chief Administrative Officer
Kenneth J. McMahon	58	Chief Executive Officer and President of American Waste Management Services, Inc.

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

Ronald E. Klingle has been a director and Chairman of the Board of the Company since June 1998. He was Chief Executive Officer from June 1998 until December 2002. He reassumed and held the position of Chief Executive Officer from March 15, 2004 until February 28, 2010. Due to the resignation of Mr. Steven M. Berry which is effective February 15, 2011, Mr. Klingle has been appointed to the position of Chief Executive Officer effective February 16, 2011. Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of the Company.

Steven M. Berry was elected as a director and President and Chief Executive Officer on March 1, 2010 by the Board of Directors. Mr. Berry was Area Vice President for Waste Management, Inc. from 2006 until January 2009 and Vice President Marketing, Planning and Development from 1998 to 2006. Mr. Berry has over 25 years of experience in the waste management business and has extensive experience in mergers and acquisitions, customer service and sales and marketing. Mr. Berry received his Bachelor of Science degree from Kent State University. Mr. Berry resigned effective February 15, 2011.

Timothy C. Coxson has been a director of the Company since April 2007. He has been Chief Financial Officer and Treasurer since March 2006. He became Secretary in April 2007. Mr. Coxson had been Chief Financial Officer and Treasurer of Avalon from June 1998 until August 2004. From September 2004 to March 2006, Mr. Coxson was Director of Corporate Services of Avalon. He has over 25 years of experience working for publicly owned companies in accounting and external reporting. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

CODE OF ETHICS

Avalon has adopted a Code of Ethics in the form of Standards of Business Ethics and Conduct. Such code applies to all employees of Avalon including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is posted on our website at http://www.avalonholdings.com

Copies of Avalon’s Code of Ethics may be obtained without charge by any shareholder. Written requests for copies should be directed to the Secretary of Avalon Holdings Corporation, One American Way, Warren, Ohio 44484.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2010 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2010 and 2009, should be read in conjunction with the previously referenced financial statements.

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

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form S-8, Exhibit 4.2.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated herein by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Lease Agreement with Squaw Creek Country Club, as referenced as Exhibit 10.3 to the registrant’s Form 10-Q for the period ended September 30, 2003.

10.3	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., as referenced as Exhibit 10.4 to the registrant’s Form 10-Q for the period ended June 30, 2004.

11.1	Omitted—inapplicable. See “Basic net loss per share” on page 14 of the 2010 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2010 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Grant Thornton, as referenced as Exhibit 23.1 to the Avalon Holdings Corporation Registration Statement on Form S-8

23.2	Consent of Grant Thornton, as referenced as Exhibit 23.2 to the registrant’s Form 10-K for the year ended December 31, 2010

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 12, 2011, Avalon announced the resignation of Mr. Steve M. Berry as a director, President and Chief Executive Officer effective February 15, 2011.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of March, 2011.

AVALON HOLDINGS CORPORATION
(Registrant)

By	/s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 11th day of March, 2011.

Signatures	Title

/s/ RONALD E. KLINGLE	Chairman of the Board, Chief Executive Officer
Ronald E. Klingle	and Director

/s/ TIMOTHY C. COXSON	Chief Financial Officer, Treasurer, Secretary
Timothy C. Coxson	and Director

/s/ KURTIS D. GRAMLEY	Director
Kurtis D. Gramley

/s/ STEPHEN L. GORDON	Director
Stephen L. Gordon

/s/ DAVID G. BOZANICH	Director
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 11, 2011, which is included in the 2010 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 11, 2011

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) [1]	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts

Allowance for Doubtful Accounts:
Year ended December 31,
2010	$165	$14	$—	$11	$168

2009	$369	$93	$—	$297	$165

[1]	Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2010 Annual Report to Shareholders

14.1	Code of Ethics

21.1	Subsidiaries of Avalon Holdings Corporation

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002