Form 10-Q
period 2011-03-31
AVALON HOLDINGS CORP
filed 2011-05-11
CIK 1061069

2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of May 10, 2011.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Net operating revenues	$9,894	$8,330

Costs and expenses:
Costs of operations	8,235	6,985
Depreciation and amortization	419	420
Selling, general and administrative expenses	1,632	1,568

Loss from operations	(392)	(643)

Other income (expense):
Interest expense	(3)	(3)
Interest income	2	8
Other income, net	66	55

Loss before income taxes	(327)	(583)

Provision for income taxes	13	1

Net loss	$(340)	$(584)

Basic and dilutive net loss per share	$(.09)	$(.15)

Weighted average shares outstanding	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,059	$5,565
Accounts receivable, net	7,882	8,202
Prepaid expenses	287	341
Refundable income taxes	14	14
Other current assets	694	600

Total current assets	14,936	14,722

Property and equipment, less accumulated depreciation and amortization of $10,496 in 2011 and $10,223 in 2010	27,086	27,265
Leased property under capital leases, less accumulated depreciation and amortization of $2,262 in 2011 and $2,167 in 2010	5,256	5,314
Noncurrent deferred tax asset	8	8
Other assets, net	28	28

Total assets	$47,314	$47,337

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	5,141	5,173
Accrued payroll and other compensation	491	383
Accrued income taxes	5	—
Other accrued taxes	213	269
Deferred revenues	2,206	1,988
Other liabilities and accrued expenses	351	318

Total current liabilities	8,408	8,132

Obligations under capital leases	228	228

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,257	58,216
Accumulated deficit	(19,617)	(19,277)

Total shareholders’ equity	38,678	38,977

Total liabilities and shareholders’ equity	$47,314	$47,337

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(340)	$(584)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation and amortization	419	420
Compensation costs – stock options	41	22
Provision for losses on accounts receivable	3	1
Change in operating assets and liabilities:
Accounts receivable	317	996
Prepaid expenses	54	(37)
Other current assets	(94)	(20)
Other assets	—	(1)
Accounts payable	(32)	(1,245)
Accrued payroll and other compensation	108	(139)
Accrued income taxes	5	—
Other accrued taxes	(56)	(67)
Deferred revenues	218	251
Other liabilities and accrued expenses	33	91

Net cash provided by (used in) operating activities	676	(312)

Investing activities:
Capital expenditures	(182)	(105)

Net cash used in investing activities	(182)	(105)

Increase (decrease) in cash and cash equivalents	494	(417)
Cash and cash equivalents at beginning of year	5,565	5,862

Cash and cash equivalents at end of period	$6,059	$5,445

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2010 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2011, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2. Basic Net Loss per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position for the first quarter ended March 31, 2011 and 2010. As a result, such dilution would be considered anti-dilutive. Therefore, diluted per share amounts are equal to basic per share amounts for the three ended months March 31, 2011 and 2010. The weighted average number of common shares outstanding assuming dilution for the three ended months March 31, 2011 and 2010 was 3,901,942 and 3,829,432 respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. On April 26, 2011 the line of credit was reduced to $1 million. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%. The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2011 and December 31, 2010, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded a net loss of $.3 million in the first quarter of 2011 compared with a net loss of $.6 million in the first quarter of 2010. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2011 and 2010. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. During the first quarter of 2010, 980,000 stock options were granted under the Plan. Of these options granted, 450,000 were forfeited in February 2011 and 50,000 cancelled in March 2011. In March 2011, 280,000 stock options were granted under the Plan. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The expected term, or time until the option is exercised is typically based on historical exercising behavior of previous option holders of a company’s stock. Due to the fact that no options have been exercised as of yet, and therefore no historical exercising behavior available, an alternative method was used. Because of the nature of the vesting as described above, the options were separated into five blocks, with each block having its own vesting period and expected term. Assuming the vesting occurs ratably over the vesting period for each option block, the average vesting term (requisite service period) for each option block was calculated to be 2.54, 3.54, 4.54, 5.54 and 6.54 years for option blocks 1 through 5, respectively. As such, the expected terms were calculated to be 6.27, 6.77, 7.27, 7.77 and 8.27 years, for option blocks 1 through 5, respectively.

The current fair value of the underlying equity was determined to be equal to Avalon’s publicly traded stock price as of the grant dates times the sum of the Class A and Class B common shares outstanding.

The expected volatility was based on the observed volatility of Avalon common stock for a five year period prior to the grant dates. The expected volatility that was used ranged from 60.9% to 61.7% with a weighted average expected volatility of 61.2%.

There were no expected dividends and the risk-free interest rate(s), which ranged from 2.06% to 2.28%, were based on yield data for U. S. Treasury securities over a period consistent with the expected term.

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2011	980,000
Options forfeited	(450,000)
Options cancelled	(50,000)
2011 Options granted	280,000

Total options outstanding at March 31, 2011	760,000

Options Vested	96,000

Options Exercisable	-0-

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.

2)	The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contract Vesting Term.

The table below represents the period and predetermined stock price needed for vesting.

	Begins Vesting	Ends Vesting	Predetermined Vesting Price
Block 1	12 mo. after Grant Dates	48 mo. after Grant Dates	$3.43
Block 2	24 mo. after Grant Dates	60 mo. after Grant Dates	$4.69
Block 3	36 mo. after Grant Dates	72 mo. after Grant Dates	$6.43
Block 4	48 mo. after Grant Dates	84 mo. after Grant Dates	$8.81
Block 5	60 mo. after Grant Dates	96 mo. after Grant Dates	$12.07

Compensation cost was approximately $41,000 and $22,000 for the three months ended March 31, 2011 and 2010 respectively based upon the estimated fair value calculation. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of March 31, 2011, there was $.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.04 years. Although the first block of options associated with the options granted in the first quarter of 2010 have met the contract vesting term, as of March 31, 2011, none of the options were exercisable due to the fact that Avalon’s common stock price has not reached the predetermined vesting price of $3.43 in order for the options to be exercisable.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, fitness and spa activities and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at March 31, 2011 and December 31, 2010 were $2.2 million and $2.0 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2011, one customer accounted for approximately 14% of Avalon’s consolidated net operating revenues and 17% of the waste management services segment’s net operating revenues. For the three months ended March 31, 2010, no customer accounted for 10% or more of Avalon’s consolidated net operating revenues.

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

	Three Months Ended March 31,
	2011	2010
Net operating revenues from:
Waste management services:
External customers revenues	$8,207	$6,677
Intersegment revenues	—	—

Total waste management services	8,207	6,677

Golf and related operations:
External customers revenues	1,687	1,653
Intersegment revenues	8	11

Total golf and related operations	1,695	1,664

Segment operating revenues	9,902	8,341
Intersegment eliminations	(8)	(11)

Total net operating revenues	$9,894	$8,330

Income (loss) before taxes:
Waste management services	$684	$463
Golf and related operations	(394)	(409)

Segment income before taxes	290	54

Corporate interest income	2	8
Corporate other income, net	9	2
General corporate expenses	(628)	(647)

Loss before taxes	$(327)	$(583)

Interest income:
Waste management services	$—	$—
Golf and related operations	—	—
Corporate	2	8

Total	$2	$8

	March 31, 2011	December 31, 2010
Identifiable assets:
Waste management services	$11,370	$11,648
Golf and related operations	30,296	30,233
Corporate	40,229	40,006

Subtotal	81,895	81,887
Elimination of intersegment receivables	(34,581)	(34,550)

Total	$47,314	$47,337

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

Liquidity and Capital Resources

For the first three months of 2011, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2011 are expected to be in the range of $.5 million to $.7 million. Such expenditures will principally relate to building improvements, vehicles and equipment purchases for the golf and related operations. During the first three months of 2011, capital expenditures for Avalon totaled approximately $.2 million which was principally related to vehicle and equipment purchases for the golf and related operations.

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

Working capital was $6.5 million at March 31, 2011 compared with $6.6 million at December 31, 2010.

The decrease in accounts receivable at March 31, 2011 compared with December 31, 2010 is primarily due to lower net operating revenues of the waste management services segment in the first quarter of 2011 compared with the fourth quarter of 2010, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $8.2 million in the first quarter of 2011 compared with $9.2 million in the fourth quarter of 2010.

The increase in accrued payroll and other compensation is primarily due to an increase in accrued payroll of the golf and related operations due to an increase in the number of days accrued for at March 31, 2011 compared with December 31, 2010. In addition, bonus incentives of the waste brokerage and management services business increased slightly.

The increase in deferred revenues at March 31, 2011 compared with December 31, 2010 is due to an increase in the unrecognized or deferred revenues associated with membership dues of the golf and related operations segment. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.2 million at March 31, 2011 compared with $2.0 million at December 31, 2010.

In comparing March 31, 2010 with December 31, 2009, the decrease in accounts receivable is primarily due to lower net operating revenues of the waste management services segment in the first quarter of 2010 compared with the fourth quarter of 2009, partially offset by a small increase in accounts receivable of the golf and related operations segment. The decrease in accounts payable is primarily a result of decreased payables due disposal facilities and transporters used by the waste brokerage and management services business as a result of lower net operating revenues in the first quarter of 2010 compared with the fourth quarter of 2009 and the timing of payments to such vendors in the ordinary course of business. The decrease in accrued payroll and other compensation is primarily due to the payment of bonus incentives of the waste brokerage and management services business which were accrued at December 31, 2009. The increase in deferred revenues at March 31, 2010 compared with December 31, 2009 is due to an increase in the unrecognized revenues associated with membership dues of the golf and related operations segment. Such deferred revenues increased to $2.2 million at March 31, 2010 compared with $1.9 million at December 31, 2009.

Management believes that anticipated cash provided from future operations, existing working capital, as well as Avalon’s ability to incur indebtedness, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs.

Growth Strategy: Our growth strategy for the waste management services segment will focus on increasing revenue, gaining market share and enhancing shareholder value through internal growth. Although we are a waste management services company, we do not own any landfills or provide waste collection services. However, because of our many relationships with various disposal facilities and transporters, we are able to be more flexible and provide alternative solutions to a customer’s waste disposal or recycling needs. We intend to capitalize on our management and sales staff which has extensive experience in all aspects of the waste business. As such, we intend to manage our internal growth as follows:

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

We currently have a number of professional sales and marketing employees in the field who are compensated using a commission structure that is focused on generating high levels of quality revenue. For the most part, these employees directly solicit business from existing and prospective customers. We emphasize our rate and cost structures when we train new and existing sales personnel. We intend to hire additional qualified professional sales personnel to expand into different geographical areas.

• Pricing Activities. We seek to secure price increases necessary to offset increased costs, and when possible, to increase prices to improve our operating margins.

• Long-Term Agreements. We seek to obtain long-term agreements with all of our customers. By obtaining such long-term agreements, we will have the opportunity to grow our revenue base at the same rate as the underlying revenue growth of these customers. We believe this positions us to minimize revenue deterioration and experience internal growth rates that are generally higher than our industry’s overall growth rate. Additionally, we believe that by securing a base of long-term recurring revenue, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

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

For the golf and related operations, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense. Such potential acquisitions could be financed by existing working capital, utilizing its line of credit, secured or unsecured debt, issuance of common stock, or issuance of a security with characteristics of both debt and equity, any of which could impact liquidity in the future.

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2011 increased to $9.9 million from $8.3 million in the prior year’s first quarter. The increase is primarily the result of higher net operating revenues of the waste management services segment. Costs of operations increased to $8.2 million in the first quarter of 2011 compared with $7.0 million in the prior year’s first quarter. The increase is primarily due to the higher net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the first quarter of 2011 and 2010. Consolidated selling, general and administrative expenses increased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to higher incentive bonuses of the waste brokerage and management business in the first quarter of 2011 compared with the prior year quarter. Avalon recorded a net loss of $.3 million or $.09 per share, in the first quarter of 2011 compared with a net loss of $.6 million or $.15 per share, in the first quarter of 2010.

Performance in the First Quarter of 2011 compared with the First Quarter of 2010

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 22% to $8.2 million in the first quarter of 2011 compared with $6.7 million in the first quarter of the prior year. For the first quarter of 2011, net operating revenues of the waste brokerage and management services business were $7.6 million compared with $6.1 million in the first quarter of 2010, while the net operating revenues of the captive landfill management operations were $.6 million in both the first quarter of 2011 and 2010. The increase in net operating revenues of the waste brokerage and management services business was primarily due to an increase of 43% in continuous or ongoing work and a slight increase in event work. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The net operating revenues of the captive landfill are primarily dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income before taxes for the waste management services segment increased to $.7 million in the first quarter of 2011 compared with $.5 million in the first quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.6 million for the first quarter of 2011 compared with $.4 million for the first quarter of 2010. The increase was primarily due to the increase in net operating revenues and an improvement in gross margins. Gross margins increased to 19.1% in the first quarter of 2011 compared with 18.4% in the prior year quarter. Income before taxes of the captive landfill operations was $.1 million in both the first quarter of 2011 and 2010.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, fitness and spa activities and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first quarter of 2011 and 2010. Net operating revenues for the golf and related operations were $1.7 million in the both the first quarter of 2011 and 2010. The average number of members during the first quarter of 2011 increased to 2,869 compared with 2,692 in the prior year’s first quarter. Although the average number of members increased, due to the mix between social and golf members and promotional membership programs, net operating revenues from membership dues increased only slightly. The golf and related operations segment incurred a loss before taxes of $.4 million in both the first quarter of 2011 and 2010. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members is very difficult. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

Interest income

Interest income was $2,000 in the first quarter of 2011 compared with $8,000 in the first quarter of 2010. The decrease is primarily the result of lower average investment rates.

General corporate expenses

General corporate expenses were $.6 million in both the first quarter of 2011 and 2010.

Net income

Avalon recorded a net loss of $.3 million in the first quarter of 2011 compared with a net loss of $.6 million in the first quarter of 2010. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2011 and 2010. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility has tennis courts and the Sharon facility offers spa services. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult. Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of March 31, 2011, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained or when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2011 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of legal proceedings.

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

On January 12, 2011 announced the resignation of Steven M. Berry as Chief Executive Officer.

On March 16, 2011, disclosure of stock options granted to Chief Financial Officer.

On April 29, 2011 reported voting results from Annual Meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	May 11, 2011	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)