Form 10-Q
period 2011-06-30
AVALON HOLDINGS CORP
filed 2011-08-11
CIK 1061069

2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

     Large accelerated filer ☐               Accelerated filer ☐
     Non-accelerated filer  ☐                Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐    No ☑

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of August 10, 2011.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net operating revenues	$11,375	$12,051	$21,269	$20,381

Costs and expenses:
Costs of operations	9,354	9,842	17,589	16,827
Depreciation and amortization	416	422	835	842
Selling, general and administrative expenses	1,691	1,851	3,323	3,419
Operating loss	(86)	(64)	(478)	(707)

Other income (expense):
Interest expense	(4)	(4)	(7)	(7)
Interest income	1	8	3	16
Other income, net	177	61	243	116
Income (loss) before income taxes	88	1	(239)	(582)

Provision for income taxes	11	13	24	14
Net income (loss)	$77	$(12)	$(263)	$(596)

Net Income (loss) per share – basic	$.02	$(.01)	$(.07)	$(.16)
Net Income (loss) per share – diluted	$.02	$(.01)	$(.07)	$(.16)

Weighted average shares outstanding –basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	3,869	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
Assets:	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,165	$5,565
Accounts receivable, net	7,846	8,202
Prepaid expenses	244	341
Refundable income taxes	14	14
Other current assets	822	600
Total current assets	15,091	14,722

Property and equipment, less accumulated depreciation and amortization of $10,685 in 2011 and $10,223 in 2010	26,580	27,265
Leased property under capital leases, less accumulated depreciation and amortization of $2,355 in 2011 and $2,167 in 2010	6,060	5,314
Noncurrent deferred tax asset	8	8
Other assets, net	27	28
Total assets	$47,766	$47,337

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	4,976	5,173
Accrued payroll and other compensation	685	383
Accrued income taxes	2	—
Other accrued taxes	214	269
Deferred revenues	2,481	1,988
Other liabilities and accrued expenses	372	318
Total current liabilities	8,731	8,132

Obligations under capital leases	228	228

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,309	58,216
Accumulated deficit	(19,540)	(19,277)

Total shareholders’ equity	38,807	38,977

Total liabilities and shareholders’ equity	$47,766	$47,337

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(263)	$(596)
Reconciliation of loss to cash provided by (used in) operating activities:
Depreciation and amortization	835	842
Compensation costs – stock options	93	87
Provision for losses on accounts receivable	8	1
Gain from disposal of property and equipment	(106)	—
Change in operating assets and liabilities:
Accounts receivable	348	(1,359)
Prepaid expenses	97	21
Other current assets	(222)	(169)
Accounts payable	(317)	473
Accrued payroll and other compensation	302	247
Accrued income taxes	2	7
Other accrued taxes	(55)	(113)
Deferred revenues	493	405
Other liabilities and accrued expenses	54	128
Net cash provided by (used in) operating activities	1,269	(26)

Investing activities:
Capital expenditures	(1,024)	(173)
Proceeds from disposal of property and equipment	355	—
Net cash used in investing activities	(669)	(173)

Increase (decrease) in cash and cash equivalents	600	(199)
Cash and cash equivalents at beginning of year	5,565	5,862
Cash and cash equivalents at end of period	$6,165	$5,663

Non-cash investing activities:
Capital expenditures of $120 are included in Accounts payable at June 30, 2011.

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2011, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2.  Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to the stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended June 30, 2011, the dilutive weighted average number of shares outstanding was 3,868,557. Although there were common equivalent shares outstanding for the three months ended June 30, 2010 and six months ended June 30, 2011 and 2010, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended June 30, 2010 and six months ended June 30, 2011 and 2010 were 3,972,143, 3,885,157 and 3,901,181, respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. On April 26, 2011 the line of credit was reduced to $1 million. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%.  The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2011 and December 31, 2010, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded net income of $77,000 in the second quarter of 2011 compared with net loss of $12,000 in the second quarter of 2010. Avalon recorded a state income tax provision in both the second quarter of 2011 and 2010, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2011 and 2010. The income tax provision recorded for the second quarter of 2011 and 2010 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred a net loss of $.3 million for the first six months of 2011 compared with net loss of $.6 million for the first six months of 2010. Excluding the effect of the state income tax provisions relating to the waste management and brokerage operations, Avalon’s overall effective tax rate was 0% in the first six months of 2011 and 2010. The income tax benefits recorded for the first six months of 2011 and 2010 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2011	980,000
Options forfeited	(450,000)
Options cancelled	(50,000)
2011 Options granted	280,000
Total options outstanding at June 30, 2011	760,000
Options Vested	96,000
Options Exercisable	-0-

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
2)
The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contract Vesting Term.

The table below represents the period and predetermined stock price needed for vesting.

	Begins Vesting	Ends Vesting	Predetermined Vesting Price
Block 1	12 mo. after Grant Dates	48 mo. after Grant Dates	$ 3.43
Block 2	24 mo. after Grant Dates	60 mo. after Grant Dates	$ 4.69
Block 3	36 mo. after Grant Dates	72 mo. after Grant Dates	$ 6.43
Block 4	48 mo. after Grant Dates	84 mo. after Grant Dates	$ 8.81
Block 5	60 mo. after Grant Dates	96 mo. after Grant Dates	$ 12.07

Compensation cost was approximately $52,000 and $65,000 for the three months ended June 30, 2011 and 2010 respectively and $93,000 and $88,000 for the six months ended June 30, 2011 and 2010, respectively, based upon the estimated fair value calculation. The associated deferred tax benefit recorded was offset by an increase to the valuation allowance. As of June 30, 2011, there was $.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.79 years. Although the first block of options associated with the options granted in the first quarter of 2010 have met the contract vesting term, as of June 30, 2011, none of the options were exercisable due to the fact that Avalon’s common stock price has not reached the predetermined vesting price of $3.43 in order for the options to be exercisable.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats.  The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency.  Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales.  Revenue related to membership dues are recognized proportionately over twelve months.  The unrecognized or deferred revenues relating to membership dues at June 30, 2011 and December 31, 2010 were $2.5 million and $2.0 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2011 one customer accounted for 14% of the waste management services segment’s net operating revenues to external customers and 11% of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2010 one customer accounted for 11% of the waste management services segment’s net operating revenues to external customers and 9% of Avalon’s consolidated net operating revenues.  In addition, Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues from:
Waste management services:
External customers revenues	$8,402	$9,294	$16,609	$15,971
Intersegment revenues	—	—	—	—
Total waste management services	8,402	9,294	16,609	15,971

Golf and related operations:
External customers revenues	2,973	2,757	4,660	4,410
Intersegment revenues	25	19	33	30
Total golf and related operations	2,998	2,776	4,693	4,440

Segment operating revenues	11,400	12,070	21,302	20,411
Intersegment eliminations	(25)	(19)	(33)	(30)
Total net operating revenues	$11,375	$12,051	$21,269	$20,381

Income (loss) before taxes:
Waste management services	$690	$798	$1,374	$1,261
Golf and related operations	(114)	(98)	(508)	(507)
Segment income before taxes	576	700	866	754
Corporate interest income	1	8	3	16
Corporate other income, net	115	2	124	4
General corporate expenses	(604)	(709)	(1,232)	(1,356)
Income (loss) before taxes	$88	$1	$(239)	$(582)

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	1	8	3	16
Total	$1	$8	$3	$16

	June 30, 2011	December 31, 2010
Identifiable assets:
Waste management services	$10,986	$11,648
Golf and related operations	31,344	30,233
Corporate	40,451	40,006
Subtotal	82,781	81,887
Elimination of intersegment receivables	(35,015)	(34,550)
Total	$47,766	$47,337

In comparing the identifiable assets at June 30, 2011 with those at December 31, 2010, the increase in identifiable assets of the golf and related operations of $1.1 million is primarily due to capital expenditures. The decrease in the identifiable assets of $.7 million of the waste management services segment is primarily due to a decrease in accounts receivable as a result of lower net operating revenues in the second quarter of 2011 compared with the fourth quarter of 2010. The increase in identifiable assets of corporate is primarily due to an increase in cash and cash equivalents, partially offset by a decrease in property and equipment as a result of the sale of an asset.

Note 8.  Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends ASC 820, Fair Value Measurement. This ASU modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, The ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value changes in unobservable inputs and any interrelationship between those inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. Avalon does not expect such adoption will have a material impact on the results of operations, financial condition or its disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive , statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective adoption application is required. Currently, Avalon does not have any other comprehensive income.

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

Liquidity and Capital Resources

For the first six months of 2011, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2011 are expected to be in the range of $1.2 million to $1.5 million.  Such expenditures will principally relate to building improvements, expanding and resurfacing the patio area surrounding the pool at the Squaw Creek facility and equipment purchases. During the first six months of 2011, capital expenditures for Avalon totaled approximately $1.1 million which principally related to such items.

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

Working capital was $6.4 million at June 30, 2011 and $6.6 million at December 31, 2010.

The decrease in accounts receivable at June 30, 2011 compared with December 31, 2010 is primarily due to lower net operating revenues of the waste management services segment in the second quarter of 2011 compared with the fourth quarter of 2010, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $8.4 million in the second quarter of 2011 compared with $9.2 million in the fourth quarter of 2010.

The increase in other current assets at June 30, 2011 compared with December 31, 2010 is primarily a result of higher inventories of the golf and related operations segment during the golf season.

The decrease of accounts payable at June 30, 2011 compared with December 31, 2011 is primarily due to a decrease in accounts payable of the waste segment due to lower net operating revenues in the second quarter of 2011 compared with the fourth quarter of 2010. Such decrease resulted in less amounts due disposal facilities and transportation carriers. This decrease was partially offset by an increase in accounts payable of the golf and related operations as a result of an increase in inventory purchases.

The increase in accrued payroll and other compensation is primarily due to an increase in accrued payroll of the golf and related operations due to an increase in the number of days accrued for at June 30, 2011 compared with December 31, 2010 and an increase in accrued bonuses.

The increase in deferred revenues at June 30, 2011 compared with December 31, 2010 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2011 decreased to $11.4 million from $12.1 million in the prior year’s second quarter.  The decrease is primarily the result of a decrease in the net operating revenues of the waste management services segment, partially offset by an increase in the net operating revenues of the golf and related operations. Costs of operations decreased to $9.4 million in the second quarter of 2011 compared with $9.8 million in the prior year’s second quarter.  The decrease is primarily due to the decrease in net operating revenues of the waste management services segment, which resulted in lower transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the second quarter of 2011 and 2010. Consolidated selling, general and administrative expenses decreased to $1.7 million in the second quarter of 2011 compared with $1.8 million in the second quarter of 2010 primarily due to a decrease in sales and management bonus incentives of the waste management services segment.  Avalon recorded net income of $77,000, or $.02 per share, in the second quarter of 2011 compared with a net loss of $12,000 or $.01 per share, in the second quarter of 2010.

For the first six months of 2011, net operating revenues increased to $21.3 million from $20.4 million for the first six months of 2010. The increase is primarily the result of an increase in the net operating revenues of the waste management services segment and to a lesser extent, the golf and related operations segment. Costs of operations were $17.6 million for the first six months of 2011 compared with $16.8 million for the first six months of 2010. The increase is primarily due to the increase in net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.8 million for both the first six months of 2011 and 2010. Consolidated selling, general and administrative expenses decreased to $3.3 million for the first six months of 2011 compared with $3.4 million for the first six months of 2010. Avalon incurred a net loss of $.3 million, or $.07 per share, for the first six months of 2011 compared with a net loss of $.6 million, or $.16 per share, for the first six months of 2010.

Performance in the Second Quarter of 2011 compared with the Second Quarter of 2010

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 10% to $8.4 million in the second quarter of 2011 compared with $9.3 million in the second quarter of the prior year. For the second quarter of 2011, net operating revenues of the waste brokerage and management services business were $7.7 million compared with $8.6 million in the second quarter of 2010, while the net operating revenues of the captive landfill management operations were $.7 million in both the second quarter of 2011 and 2010. The decrease in the net operating revenues of the waste brokerage and management services business was primarily due to a decrease of 51% in event or one-time projects, partially offset by a 39% increase in continuous work. The decrease in event work was due to a decrease in the number of projects won in the second quarter of 2011 compared with the second quarter of 2010. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The net operating revenues of the captive landfill operations were flat and are entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the decrease in net operating revenues, income before taxes for the waste management services segment decreased to $.7 million in the second quarter of 2011 compared with $.8 million in the second quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.5 million for the second quarter of 2011 compared with $.7 million for the second quarter of 2010. Income before taxes of the captive landfill operations was $.2 million in the second quarter of 2011 compared with $.1 million in the prior year quarter.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency.  Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $3.0 million in the second quarter of 2011 compared with $2.8 million in the second quarter of the prior year. The average number of members during the second quarter of 2011 increased to 2,962 compared with 2,790 in the prior year’s second quarter. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues increased only slightly. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult.  A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment incurred a loss before taxes of approximately $.1 million in both the second quarter of 2011 and 2010.

Interest income

Interest income was $1,000 in the second quarter of 2011 compared with $8,000 in the second quarter of 2010.  The decrease is primarily the result of lower average investment rates.

Other income, net

Other income, net was $177,000 in the second quarter of 2011 compared with $61,000 in the second quarter of 2010. The increase was primarily attributable to the sale of an asset in which Avalon recognized a gain of $106,000.

General corporate expenses

General corporate expenses were $.6 million in the second quarter of 2011 compared with $.7 million in the second quarter of 2010. The decrease was primarily the result of a decrease in employee costs and less compensation expense related to stock options.

Net income

Avalon recorded net income of $77,000 in the second quarter of 2011 compared with a net loss of $12,000 in the second quarter of 2010. Avalon recorded a state income tax provision in both the second quarter of 2011 and 2010, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2011 and 2010. The income tax provision recorded for the second quarter of 2011 and 2010 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2011 compared with the first six months of 2010

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $16.6 million in the first six months of 2011 compared with $16.0 million in the first six months of the prior year. For the first six months of 2011, net operating revenues of the waste brokerage and management services business were $15.3 million compared with $14.7 million for the first six months of 2010, while the net operating revenues of the captive landfill management operations were $1.3 million for both the first six months of 2011 and 2010. The increase in net operating revenues of the waste brokerage and management services business was primarily the result of a 41% increase in continuous or on going work , partially offset by a decrease of 30% in event or one-time work.  The increase in continuous work was primarily the result of an increase in waste generated by industrial accounts, such as steel mills and chemical plants.  The decrease in event work was primarily due to a decrease in the number of projects won for the first six months of 2011 compared with the same period in 2010. The net operating revenues of the captive landfill operations were flat and are entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility. Income from operations before taxes for the waste management services segment increased to $1.4 million in the first six months of 2011 compared with $1.3 million in the first six months of the prior year.  The increase is primarily due to the increase in net operating revenues of the waste brokerage and management services business.  Income before taxes of the waste brokerage and management services business was $1.1 million for the first six months of 2011 compared with $1.0 million for the first six months of 2010. Income before taxes of the captive landfill operations was $.3 million in both the first six months of 2011 and 2010.

Net operating revenues of the golf and related operations segment were $4.7 million in the first six months of 2011 compared with $4.4 million in the first six months of 2010.  Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2011 and 2010. Net operating revenues associated with golfing activities decreased while those related to merchandise and food and beverage increased. The average number of members during the first six months of 2011 increased to 2,916 compared with 2,770 in the prior year’s first six months. Although the average number of members increased, due to the mix between social and golf members, net operating revenues from membership dues increased only slightly. The golf and related operations segment incurred a loss before taxes of $.5 million in both the first six months of 2011 and 2010.  The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult.  A significant decline in members could adversely impact the financial results of the golf and related operations segment.

Interest income

Interest income was $3,000 in the first six months of 2011 compared with $16,000 in the first six months of 2010.  The decrease is primarily due to lower average investment rates.

Other income, net

Other income, net was $243,000 in the first six months of 2011 compared with $116,000 in the first six months of 2010. The increase was primarily attributable to the sale of an asset during the second quarter of 2011 in which Avalon recognized a gain of $106,000.

General corporate expenses

General corporate expenses were $1.2 million in the first six months of 2011 compared with $1.4 million in the first six months of 2010. The decrease was primarily due to a decrease in employee costs.

Net income

Avalon incurred a net loss of $.3 million in the first six months of 2011 compared with a net loss of $.6 million in the first six months of the prior year.  Avalon recorded a state income tax provision in the first six months of 2011 and 2010, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first six months of 2011 and 2010.  The income tax benefit for the first six months of 2011 and 2010 was offset by a change in the valuation allowance.  A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized.  The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult.  Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of June 30, 2011, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2011 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 29, 2011, Avalon reported the voting results for the election of directors from the Annual Meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 11, 2011	By:	/s/ Timothy C. Coxson
Timothy C. Coxson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)