Form 10-Q
period 2011-09-30
AVALON HOLDINGS CORP
filed 2011-11-10
CIK 1061069

2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of November 10, 2011.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net operating revenues	$15,835	$11,789	$37,104	$32,170

Costs and expenses:
Costs of operations	13,267	9,581	30,856	26,408
Depreciation and amortization	415	421	1,250	1,263
Selling, general and administrative expenses	1,877	1,830	5,200	5,249
Operating income (loss)	276	(43)	(202)	(750)

Other income (expense):
Interest expense	(3)	(3)	(10)	(10)
Interest income	1	5	4	21
Other income, net	54	47	297	163
Income (loss) before income taxes	328	6	89	(576)

Provision for income taxes	24	8	48	22
Net income (loss)	$304	$(2)	$41	$(598)

Net Income (loss) per share – basic	$.08	$(0)	$.01	$(.16)
Net Income (loss) per share – diluted	$.08	$(0)	$.01	$(.16)

Weighted average shares outstanding –basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	3,826	3,803	3,865	3,803

  See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
Assets:	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,008	$5,565
Accounts receivable, net	12,158	8,202
Prepaid expenses	289	341
Refundable income taxes	—	14
Other current assets	796	600
Total current assets	19,251	14,722

Property and equipment, less accumulated depreciation and amortization of $11,006 in 2011 and $10,223 in 2010	26,337	27,265
Leased property under capital leases, less accumulated depreciation and amortization of $2,449 in 2011 and $2,167 in 2010	6,059	5,314
Noncurrent deferred tax asset	8	8
Other assets, net	41	28
Total assets	$51,696	$47,337

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	8,652	5,173
Accrued payroll and other compensation	718	383
Accrued income taxes	10	—
Other accrued taxes	220	269
Deferred revenues	2,306	1,988
Other liabilities and accrued expenses	398	318
Total current liabilities	12,305	8,132

Obligations under capital leases	228	228

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,361	58,216
Accumulated deficit	(19,236)	(19,277)

Total shareholders’ equity	39,163	38,977

Total liabilities and shareholders’ equity	$51,696	$47,337

See accompanying notes to condensed consolidated financial statements.

.
AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2011	2010
Operating activities:
Net income (loss)	$41	$(598)
Reconciliation of income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,250	1,263
Compensation costs – stock options	145	153
Provision for losses on accounts receivable	17	5
Gain from disposal of property and equipment	(107)	(2)
Change in operating assets and liabilities:
Accounts receivable	(3,973)	(321)
Prepaid expenses	52	11
Refundable income taxes	14	1
Other current assets	(196)	(94)
Other assets, net	(14)	(1)
Accounts payable	3,479	(539)
Accrued payroll and other compensation	335	151
Accrued income taxes	10	8
Other accrued taxes	(49)	(70)
Deferred revenues	318	158
Other liabilities and accrued expenses	80	91
Net cash provided by operating activities	1,402	216

Investing activities:
Capital expenditures	(1,320)	(386)
Proceeds from disposal of property and equipment	361	2
Net cash used in investing activities	(959)	(384)

Increase (decrease) in cash and cash equivalents	443	(168)
Cash and cash equivalents at beginning of year	5,565	5,862
Cash and cash equivalents at end of period	$6,008	$5,694

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2011

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2011, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued. In October 2011, Avalon signed a proposed five year lease agreement with a certain energy company to lease approximately two hundred acres for the purpose of drilling for oil and gas. The energy company has 30 days to execute the lease. If the energy company executes the lease, Avalon will receive in excess of $.4 million as an initial bonus payment at that time.

Note 2.  Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to the stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three and nine months ended September 30, 2011, the dilutive weighted average number of shares outstanding were 3,826,364 and 3,865,344, respectively. Although there were common equivalent shares outstanding for the three and nine months ended September 30, 2010, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three and nine months ended September 30, 2010 were 3,879,109 and 3,893,744, respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. On April 26, 2011 the line of credit was reduced to $1 million. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%.  The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At September 30, 2011 and December 31, 2010, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded net income of $304,000 in the third quarter of 2011 compared with a net loss of $2,000 in the third quarter of 2010. Avalon recorded a state income tax provision in both the third quarter of 2011 and 2010, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2011 and 2010. The income tax provision recorded for the third quarter of 2011 and 2010 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon recorded net income of $41,000 for the first nine months of 2011 compared with a net loss of $.6 million for the first nine months of 2010. Avalon recorded a state income tax provision for the nine months ended September 30, 2011 and a state income tax benefit for the nine months ended 2010, both of which were related entirely to the waste management and brokerage operations. Excluding the effect of the state income tax provision and benefit, Avalon’s overall effective tax rate was 0% in the first nine months of 2011 and 2010. The income tax provision recorded for the first nine months of 2011 and the benefit for the first nine months of 2010 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2011	980,000
Options forfeited	(450,000)
Options cancelled	(50,000)
2011 Options granted	280,000
Total options outstanding at September 30, 2011	760,000
Options Vested	96,000
Options Exercisable	-0-

Number of                    Weighted Average           Weighted Average
Options Granted            Exercise Price              Fair Value at Grant Date
760,000                                $2.63                                $1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:
1)	Contract Vesting Term: The stock options vest ratably over a five year period.
2)
The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contract Vesting Term.

The table below represents the period and predetermined stock price needed for vesting.

                                                                                                                Predetermined
                         Begins Vesting                      Ends Vesting                    Vesting Price
Block 1            12 mo. after Grant Dates        48 mo. after Grant Dates        $  3.43
Block 2            24 mo. after Grant Dates        60 mo. after Grant Dates        $  4.69
Block 3            36 mo. after Grant Dates        72 mo. after Grant Dates        $  6.43
Block 4            48 mo. after Grant Dates        84 mo. after Grant Dates        $  8.81
Block 5            60 mo. after Grant Dates        96 mo. after Grant Dates        $12.07

Compensation cost was approximately $52,000 and $66,000 for the three months ended September 30, 2011 and 2010 respectively and $145,000 and $153,000 for the nine months ended September 30, 2011 and 2010, respectively, based upon the estimated fair value calculation. The associated deferred tax benefit recorded was offset by an increase to the valuation allowance. As of September 30, 2011, there was $.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.46 years. Although the first block of options associated with the options granted in the first quarter of 2010 have met the contract vesting term, as of September 30, 2011, none of the options were exercisable due to the fact that Avalon’s common stock price has not reached the predetermined vesting price of $3.43 in order for the options to be exercisable.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats.  The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational activities, dining and banquet facilities, spa services and a travel agency.  Revenue for the golf and related operations segment consists primarily of membership dues, food and beverage sales, green fees, cart rentals, merchandise sales and spa services.  Revenue related to membership dues are recognized proportionately over twelve months.  The unrecognized or deferred revenues relating to membership dues at September 30, 2011 and December 31, 2010 were $2.3 million and $2.0 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2011, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 9% of Avalon’s consolidated net operating revenues.  For the nine months ended September 30, 2010, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 8% of Avalon’s consolidated net operating revenues. In addition, Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net operating revenues from:
Waste management services:
External customers revenues	$12,264	$8,696	$28,873	$24,667
Intersegment revenues	2	—	2	—
Total waste management services	12,266	8,696	28,875	24,667

Golf and related operations:
External customers revenues	3,571	3,093	8,231	7,503
Intersegment revenues	11	14	44	44
Total golf and related operations	3,582	3,107	8,275	7,547

Segment operating revenues	15,848	11,803	37,150	32,214
Intersegment eliminations	(13)	(14)	(46)	(44)
Total net operating revenues	$15,835	$11,789	$37,104	$32,170

Income (loss) before taxes:
Waste management services	$901	$670	$2,275	$1,931
Golf and related operations	35	72	(473)	(435)
Segment income before taxes	936	742	1,802	1,496
Corporate interest income	1	5	4	21
Corporate other income, net	11	2	135	6
General corporate expenses	(620)	(743)	(1,852)	(2,099)
Income (loss) before taxes	$328	$6	$89	$(576)

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	1	5	4	21
Total	$1	$5	$4	$21

	September 30,	December 31,
	2011	2010
Identifiable assets:
Waste management services	$15,826	$11,648
Golf and related operations	30,919	30,233
Corporate	40,292	40,006
Subtotal	87,037	81,887
Elimination of intersegment receivables	(35,341)	(34,550)
Total	$51,696	$47,337

In comparing the identifiable assets at September 30, 2011 with those at December 31, 2010, the increase in identifiable assets of the waste management services segment of $4.2 million is primarily due to an increase in accounts receivable as a result of higher net operating revenues in the third quarter of 2011 compared with the fourth quarter of 2010. The increase in the identifiable assets of $.7 million of the golf and related operations segment is primarily the result of capital expenditures. The increase in identifiable assets of corporate is primarily due to an increase in cash and cash equivalents, partially offset by a decrease in property and equipment as a result of the sale of an asset.

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

Liquidity and Capital Resources

For the first nine months of 2011, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2011 are expected to be in the range of $1.4 million to $1.6 million.  Such expenditures will principally relate to building improvements, expanding and resurfacing the patio area surrounding the pool at the Squaw Creek facility and equipment purchases. During the first nine months of 2011, capital expenditures for Avalon totaled approximately $1.3 million which principally related to such items.

Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities.  The lease, which commenced November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon.  Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year.  Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations.  Based upon the amount of leasehold improvements already made, Avalon expects to exercise all of its renewal options.

Working capital was $6.9 million at September 30, 2011 and $6.6 million at December 31, 2010.

The increase in accounts receivable of $4.0 million at September 30, 2011 compared with December 31, 2010 is primarily due to a significant increase in net operating revenues of the waste management services segment in the third quarter of 2011 compared with the fourth quarter of 2010. The waste management services segment recorded net operating revenues of $12.3 million in the third quarter of 2011 compared with $9.2 million in the fourth quarter of 2010.

Accounts receivable of the golf and related operations segment also increased, but to a lesser extent, due to higher net operating revenues in the third quarter of 2011 compared with the fourth quarter of 2010.

The increase in other current assets at September 30, 2011 compared with December 31, 2010 is primarily a result of higher inventories of the golf and related operations segment.

The increase in accounts payable at September 30, 2011 compared with December 31, 2010 is primarily due to an increase in amounts due disposal facilities and transportation carriers of the waste brokerage and management services business as a result of higher net operating revenues in the third quarter of 2011 compared with the fourth quarter of 2010 and the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation at September 30, 2011 compared with December 31, 2010 is primarily due to an increase in accrued bonus incentives of the waste management services segment and other accrued bonuses. At December 31, 2010, there were no other accrued bonuses, except those relating to the waste management services segment, because such bonuses were paid prior to yearend.

The increase in deferred revenues at September 30, 2011 compared with December 31, 2010 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment.

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

Due to the increased activity of oil and gas drilling in the Marcellus Shale and Utica Shale regions, Avalon is exploring and researching the possibility of drilling deep waste water disposal wells for the disposal of the brine waters from such drilling and, as such, has purchased options on a number of properties for this purpose.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2011 increased to $15.8 million from $11.8 million in the prior year’s third quarter. The increase is primarily the result of a significant increase in the net operating revenues of the waste management services segment. Costs of operations increased to $13.3 million in the third quarter of 2011 compared with $9.6 million in the prior year’s third quarter.  This increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the third quarter of 2011 and 2010. Consolidated selling, general and administrative expenses increased to $1.9 million in the third quarter of 2011 compared with $1.8 million in the third quarter of 2010 primarily due to an increase in the sales and management incentive bonuses of the waste management services segment.  Avalon recorded net income of $.3 million or $.08 per share in the third quarter of 2011 compared with a net loss of $2,000 in the third quarter of 2010 or basically breakeven on a per share basis.

For the first nine months of 2011, net operating revenues increased to $37.1 million compared with $32.2 million for the first nine months of 2010. The increase is primarily the result of significantly higher net operating revenues of the waste management services segment. Costs of operations were $30.9 million for the first nine months of 2011 compared with $26.4 million for the first nine months of 2010. This increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.3 million for both the first nine months of 2011 and 2010. Consolidated selling, general and administrative expenses were $5.2 million for both the first nine months of 2011 and 2010. Avalon recorded net income of $41,000, or $.01 per share, for the first nine months of 2011 compared with a net loss of $.6 million, or $.16 per share, for the first nine months of 2010.

Performance in the Third Quarter of 2011 compared with the Third Quarter of 2010

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 41% to $12.3 million in the third quarter of 2011 compared with $8.7 million in the third quarter of the prior year. For the third quarter of 2011, net operating revenues of the waste brokerage and management services business were $11.7 million compared with $8.0 million in the third quarter of 2010, while the net operating revenues of the captive landfill management operations were $.6 million in the third quarter of 2011 compared with $.7 million in the third quarter of 2010. The increase in the net operating revenues of the waste brokerage and management services business was due to an increase of 56% in event work or one-time projects and a 33% increase in continuous work. The increase in event work was primarily due to a substantial amount of work performed on three significant projects in the third quarter of 2011. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The increase in the net operating revenues in continuous work is primarily the result of our customers increasing their production or operations, which, in turn, increased the amount of waste generated that needed to be disposed of. The decrease in net operating revenues of the captive landfill operations was primarily due to no sales of construction mats in the third quarter of 2011 compared with the prior year third quarter.

As a result of the higher net operating revenues, income before taxes for the waste management services segment increased to $.9 million in the third quarter of 2011 compared with $.7 million in the third quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.8 million for the third quarter of 2011 compared with $.6 million for the third quarter of 2010. The average gross profit percentage of the waste brokerage and management services business decreased to 15.8% in the third quarter of 2011 compared with 18.4% in the third quarter of the prior year. The decrease was primarily due to significantly lower gross margins of the three significant event work projects mentioned previously. Because of the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bid for these projects.  Income before taxes of the captive landfill operations was $.1 million in both the third quarter of 2011 and 2010.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, recreational facilities, and a travel agency.  Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. Net operating revenues for the golf and related operations were $3.6 million in the third quarter of 2011 compared with $3.1 million in the third quarter of 2010. Net operating revenues from golfing activities, food and beverage sales, spa services and membership dues all increased during in the third quarter of 2011 compared with the prior year quarter. The average number of members during the third quarter of 2011 increased to 3,134 compared with 2,830 in the prior year’s third quarter. Although the membership increased, due to the mix between social and golf members and promotional membership programs to attract new members, net operating revenues from membership dues did not increase proportionately as the average membership dues per member declined. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult.  A significant decline in members could adversely impact the financial results of the golf and related operations segment. The golf and related operations segment recorded income before taxes of $35,000 for the third quarter of 2011 compared with approximately $72,000 in the third quarter of 2010. The decrease in income before taxes is primarily due to higher employee costs and increased advertising and membership promotional expenses.

Interest income

Interest income was $1,000 in the third quarter of 2011 compared with $5,000 in the third quarter of 2010.  The decrease is primarily the result of lower average investment rates.

General corporate expenses

General corporate expenses were $.6 million in the third quarter of 2011 compared with $.7 million in the third quarter of 2010. The decrease is primarily the result of a decrease in employee costs and less compensation expense related to stock options.

Net income

Avalon recorded net income of $.3 million in the third quarter of 2011 compared with a net loss of $2,000 in the third quarter of 2010.  Excluding the effect of the state income tax provisions which related entirely to the waste management segment, Avalon’s overall effective tax rate was 0% in the third quarter of 2011 and 2010.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income before taxes was offset by an increase in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2011 compared with the first nine months of 2010

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 17% to $28.9 million in the first nine months of 2011 compared with $24.7 million in the first nine months of the prior year. For the first nine months of 2011, net operating revenues of the waste brokerage and management services business were $27.0 million compared with $22.7 million for the first nine months of 2010, while the net operating revenues of the captive landfill management operations was $1.9 million in the first nine months of 2011 compared with $2.0 million for the same period in 2010. The increase in net operating revenues of the waste brokerage and management services business was primarily the result of a 38% increase in net operating revenues relating to continuous work. The increase in the net operating revenues in continuous work is primarily the result of our customers increasing their production or operations, which, in turn, increased the amount of waste generated that needed to be disposed of. The decrease in net operating revenues of the captive landfill management operations in the first nine months of 2011 compared with the first nine months of 2010 was primarily the result of no sales of construction mats in 2011compared with $.3 million for the first nine months of 2010.The decrease in the sales of construction mats is primarily the result of significantly higher steel prices, making the mats too expensive to be competitive with alternative products. The decrease in net operating revenues of the captive landfill was partially offset by an increase in the amount of waste disposed of at the landfill. The amount of waste disposed of at the landfill is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income before taxes for the waste management services segment increased to $2.3 million in the first nine months of 2011 compared with $1.9 million in the first nine months of the prior year.  The increase is primarily due to the significant increase in net operating revenues of the waste brokerage and management services business.  Income before taxes of the waste brokerage and management services business was $1.9 million for the first nine months of 2011 compared with $1.5 million for the first nine months of 2010. Overall gross profit percentage of the waste brokerage and management services business declined to 17.8% for the first nine months of 2011 compared with 18.8% for the first nine months of the prior year. The decrease was primarily attributable to lower gross margins of the event work performed during the third quarter of 2011. Income before taxes of the captive landfill operations was $.4 million in both the first nine months of 2011 and 2010.

Net operating revenues of the golf and related operations segment increased to $8.3 million in the first nine months of 2011 compared with $7.5 million in the first nine months of the prior year. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2011 and 2010. Net operating revenues from food and beverage sales, spa services and membership dues all increased during the first nine months of 2011 compared with the first nine months of the prior year. The average number of members during the first nine months of 2011 increased to 2,988 compared with 2,790 in the prior year’s first nine months. Although the membership increased, due to the mix between social and golf members and promotional membership programs to attract new members, net operating revenues from membership dues did not increase proportionately as the average membership dues per member declined. The ability to attract and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. However, due to the state of the economy, retaining members and attracting new members has been difficult.  A significant decline in members could adversely impact the financial results of the golf and related operations segment.

The golf and related operations segment incurred a loss before taxes of $.5 million for the first nine months of 2011 compared with a loss before taxes of $.4 million for the first nine months of 2010. The increase in loss before taxes is primarily due to higher employee costs and increased advertising and membership promotional expenses.

Interest income

Interest income was $4,000 in the first nine months of 2011 compared with $21,000 in the first nine months of 2010.  The decrease is primarily the result of a lower average investment rates.

Other income, net

Other income, net was $297,000 in the first nine months of 2011 compared with $163,000 in the first nine months of 2010. The increase was primarily attributable to the sale of an asset during the second quarter of 2011 in which Avalon recognized a gain of $.1 million.

General corporate expenses

General corporate expenses were $1.9 million in the first nine months of 2011 compared with $2.1 million in the first nine months of 2010.  The decrease is primarily the result of a decrease in employee costs.

Net income

Avalon recorded net income of $41,000 in the first nine months of 2011 compared with a net loss of $.6 million in the first nine months of the prior year.  Excluding the effect of state income tax provisions which related entirely to the waste management segment, Avalon’s overall effective tax rate was 0% for the first nine months of 2011 and 2010.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. The income tax provision for the first nine months of 2011 and the income tax benefit for the first nine months of 2010 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult.  Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of September 30, 2011, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2011 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 10, 2011	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)