Form 10-K
period 2011-12-31
AVALON HOLDINGS CORP
filed 2012-03-15
CIK 1061069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
_____________________________
FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
Yes       No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No    X

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 7, 2012 was $11.2 million.  Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 7, 2012 was approximately $4,300. The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of March 7, 2012.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2011 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
_________________________________

As used in this report, the terms “Avalon,”  “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.
_________________________________

Note on Incorporation by Reference
Throughout this report various information and data are incorporated by reference from Avalon’s 2011 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”).  Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations.  The golf and related operations segment includes the operation and management of golf courses, fitness centers, tennis, spa services, dining and banquet facilities and a travel agency.  In 2011, one customer of the waste management services segment, Los Alamos Technical Associates, Inc. (LATA) accounted for 22% of the net operating revenues to external customers and 18% of the consolidated net operating revenues. In 2010, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 9% of the consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services.  Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2011 and 2010, the net operating revenues of the waste management services segment represented approximately 81% and 78%, respectively, of Avalon’s total segments’ net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency.  For the years 2011 and 2010, the net operating revenues of the golf and related operations segment represented approximately 19% and 22%, respectively, of Avalon’s total segments’ net operating revenues.

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

Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club.  Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has become more difficult.  Although Avalon was able to retain and slightly increase the number of members of the Avalon Golf and Country Club in 2011, as of December 31, 2011, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Employees

As of December 31, 2011, Avalon had 255 employees, 30 of whom were employed by the waste management services segment, 196 of whom were employed by the golf and related operations and 29 of whom were employed in financial and administrative activities.  Avalon believes that it has a good relationship with its employees.

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

Golf Memberships and Liquor Licenses

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  In addition, the Squaw Creek facility has tennis courts and the Sharon facility offers spa services. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club.  Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has become more difficult.  Although Avalon was able to retain and slightly increase the number of members of the Avalon Golf and Country Club in 2011, as of December 31, 2011, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Due to the increase of oil and gas drilling in the Marcellus Shale and Utica Shale regions located in northeast Ohio and western Pennsylvania, Avalon is exploring and researching the possibility of drilling deep waste water  wells for the disposal of the brine waters from such drilling and, as such, has purchased options on a number of properties for this purpose.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2011.

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

ITEM 4. REMOVED and RESERVED

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2011 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	24
Dividend policy	24

ITEM 6.   SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors’ report regarding financial statements as of December 31, 2011 and 2010 and for each of the two years in the period ended December 31, 2011	2

Financial Statements:
Consolidated Balance Sheets, December 31, 2011 and 2010	9
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	10
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	11
Consolidated Statements of Shareholders’ Equity for each of the two years in the period ended December 31, 2011	12

Notes to Consolidated Financial Statements	13-19

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.  The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	64	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	61	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	65	Chief Administrative Officer
Kenneth J. McMahon	59	Chief Executive Officer and President of American Waste Management Services, Inc.

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

Ronald E. Klingle has been a director and Chairman of the Board of the Company since June 1998.  He was Chief Executive Officer from June 1998 until December 2002.  He reassumed and held the position of Chief Executive Officer from March 15, 2004 until February 28, 2010. On February 16, 2011 he again assumed the position of Chief Executive Officer. Mr. Klingle has over 30 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University.  Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of the Company.

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

CODE OF ETHICS

Avalon has adopted a Code of Ethics in the form of Standards of Business Ethics and Conduct.  Such code applies to all employees of Avalon including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is posted on our website at http://www.avalonholdings.com.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2011 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2011 and 2010, should be read in conjunction with the previously referenced financial statements.

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

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated herein by reference as Exhibit 4.2 on registrant’s Form S-8.

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

11.1	Omitted—inapplicable. See “Basic and dilutive net income (loss) per share” on page 15 of the 2011 Annual Report to Shareholders.

13.1
Avalon Holdings Corporation 2011 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Grant Thornton, as referenced as Exhibit 23.1 to the Avalon Holdings Corporation Registration Statement on Form S-8

23.2	Consent of Grant Thornton, as referenced as Exhibit 23.2 to the registrant’s Form 10-K for the year ended December 31, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(b)	Reports on Form 8-K

On December 15, 2011, Avalon announced the receipt of a one-time initial bonus payment of $.4 million for the leasing of approximately 200 acres of land for oil and gas drilling.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March, 2012.

AVALON HOLDINGS CORPORATION (Registrant)

By:	/s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and Chief Financial Officer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of March, 2012.

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
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 15, 2012, which is included in the 2011 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 15, 2012

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(thousands of dollars)

DESCRIPTION	Balance at Beginning of Year	Additions		Deductions / (Recoveries) 1	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts

Allowance for Doubtful Accounts:

Year ended December 31,
2011	$168	$27	$—	$27	$168

2010	$165	$14	$—	$11	$168

1 Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
__________________________

Exhibit

13.1	2011 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.