Form 10-Q
period 2012-03-31
AVALON HOLDINGS CORP
filed 2012-05-11
CIK 1061069

2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

     Large accelerated filer ☐               Accelerated filer ☐
     Non-accelerated filer  ☐                Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of May 7, 2012.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net operating revenues	$10,938	$9,894
Costs and expenses:
Costs of operations	9,036	8,235
Depreciation and amortization	413	419
Selling, general and administrative expenses	1,938	1,632
Loss from operations	(449)	(392)
Other income (expense):
Interest expense	(3)	(3)
Interest income	1	2
Other income, net	75	66
Loss before income taxes	(376)	(327)
Provision for income taxes	17	13
Net loss	$(393)	$(340)
Basic and dilutive net loss per share	$(0.10)	$(0.09)
Weighted average shares outstanding	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets:	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,540	$7,324
Accounts receivable, net	8,501	12,885
Prepaid expenses	337	281
Refundable income taxes	2	2
Other current assets	838	717
Total current assets	17,218	21,209
Property and equipment, less accumulated depreciation and amortization of $11,627 in 2012 and $11,321 in 2011	25,819	26,079
Leased property under capital leases, less accumulated depreciation and amortization of $2,632 in 2012 and $2,539 in 2011	5,940	5,984
Noncurrent deferred tax asset	8	8
Other assets, net	105	87
Total assets	$49,090	$53,367
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	5,619	9,643
Accrued payroll and other compensation	537	755
Accrued income taxes	15	20
Other accrued taxes	211	260
Deferred revenues	2,351	2,105
Other liabilities and accrued expenses	419	406
Total current liabilities	9,153	13,190
Obligations under capital leases	227	227
Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,566	58,413
Accumulated deficit	(18,894)	(18,501)
Total shareholders’ equity	39,710	39,950
Total liabilities and shareholders’ equity	$49,090	$53,367

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(393)	$(340)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation and amortization	413	419
Compensation costs – stock options	153	41
Provision for losses on accounts receivable	3	3
Change in operating assets and liabilities:
Accounts receivable	4,381	317
Prepaid expenses	(56)	54
Other current assets	(121)	(94)
Other assets	(18)	—
Accounts payable	(4,024)	(32)
Accrued payroll and other compensation	(218)	108
Accrued income taxes	(5)	5
Other accrued taxes	(49)	(56)
Deferred revenues	246	218
Other liabilities and accrued expenses	13	33
Net cash provided by operating activities	325	676
Investing activities:
Capital expenditures	(109)	(182)
Net cash used in investing activities	(109)	(182)
Increase in cash and cash equivalents	216	494
Cash and cash equivalents at beginning of year	7,324	5,565
Cash and cash equivalents at end of period	$7,540	$6,059

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2011 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2012, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2.  Basic Net Loss per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331.  Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position for the first quarter ended March 31, 2012 and 2011.  As a result, such dilution would be considered anti-dilutive. Therefore, diluted per share amounts are equal to basic per share amounts for the three ended months March 31, 2012 and 2011. The weighted average number of common shares outstanding assuming dilution for the three ended months March 31, 2012 and 2011 was 4,032,229 and 3,901,942, respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. On April 26, 2011 the line of credit was reduced to $1 million. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%.  The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2012 and December 31, 2011, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded a net loss of $.4 million in the first quarter of 2012 compared with a net loss of $.3 million in the first quarter of 2011. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2012 and 2011.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2012	760,000
Options forfeited	0
Options cancelled	0
2012 Options granted	0
Total options outstanding at March 31, 2012	760,000
Options Vested	248,000
Options Exercisable	248,000

Number of	Weighted Average	Weighted Average
Options Granted	Exercise Price	Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:
1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $153,000 and $41,000 for the three months ended March 31, 2012 and 2011, respectively, based upon the estimated fair value calculation. The increase in compensation expense was due to the fact that during the first quarter of 2012, the predetermined vesting prices of $3.43 and $4.69 for the Avalon common stock were reached for Block 1 and Block 2.  Therefore, any options that had vested in Block 1 and Block 2 became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of March 31, 2012, there was $.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.27 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer.  The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency.  Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, fitness and spa activities and food and beverage sales.  Revenue related to membership dues are recognized proportionately over twelve months.  The unrecognized or deferred revenues at March 31, 2012 and December 31, 2011 were $2.4 million and $2.1 million, respectively.  Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2012, one customer accounted for approximately 9% of Avalon’s consolidated net operating revenues and 11% of the waste management services segment’s net operating revenues. For the three months ended March 31, 2011, one customer accounted for approximately 14% of Avalon’s consolidated net operating revenues and 17% of the waste management services segment’s net operating revenues.

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

	Three Months Ended March 31,
Net operating revenues from:	2012	2011
Waste management services:
External customers revenues	$8,938	$8,207
Intersegment revenues	—	—
Total waste management services	8,938	8,207
Golf and related operations:
External customers revenues	2,000	1,687
Intersegment revenues	10	8
Total golf and related operations	2,010	1,695
Segment operating revenues	10,948	9,902
Intersegment eliminations	(10)	(8)
Total net operating revenues	$10,938	$9,894
Income (loss) before taxes:
Waste management services	$723	$684
Golf and related operations	(353)	(394)
Segment income before taxes	370	290
Corporate interest income	1	2
Corporate other income, net	9	9
General corporate expenses	(756)	(628)
Loss before taxes	$(376)	$(327)
Interest income:
Waste management services	$—	$—
Golf and related operations	—	—
Corporate	1	2
Total	$1	$2

	March 31, 2012	December 31, 2011
Identifiable assets:
Waste management services	$12,848	$16,869
Golf and related operations	30,254	30,140
Corporate	41,560	41,840
Subtotal	84,662	88,849
Elimination of intersegment receivables	(35,572)	(35,482)
Total	$49,090	$53,367

In comparing the identifiable assets at March 31, 2012 with those at December 31, 2011, the decrease in identifiable assets of the waste management services segment of $4.0 million is primarily due to a decrease in accounts receivable as a result of lower net operating revenues of the waste brokerage and management services business in the first quarter of 2012 compared with the fourth quarter of 2011. Net operating revenues of the waste brokerage and management services business were $8.3 million in the first quarter of 2012 compared with $13.9 million in the fourth quarter of 2011.

Note 8.  Recently Adopted Accounting Pronouncements

Effective January 1, 2012, Avalon adopted the FASB’s ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). The adoption of this accounting guidance did not have an impact on Avalon’s financial position, results of operations or cash flows. As required by the new standard, the Condensed Consolidated Statement of Comprehensive Income is included in the Condensed Consolidated Financial Statements.

Effective January 1, 2012, Avalon adopted the FASB’s ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value, information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The adoption of this accounting guidance did not have an impact on Avalon’s consolidated financial statements.

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

Liquidity and Capital Resources

For the first three months of 2012, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2012 are expected to be in the range of $.5 million to $.7 million.  Such expenditures will principally relate to building improvements and equipment purchases for the golf and related operations. During the first three months of 2012, capital expenditures for Avalon totaled approximately $.1 million which principally related to equipment purchases for the golf and related operations.

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

Working capital was $8.1 million at March 31, 2012 compared with $8.0 million at December 31, 2011.

The decrease in accounts receivable at March 31, 2012 compared with December 31, 2011 is primarily due to significantly lower net operating revenues of the waste management services segment in the first quarter of 2012 compared with the fourth quarter of 2011, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $8.9 million in the first quarter of 2012 compared with $14.6 million in the fourth quarter of 2011.

The decrease in accounts payable at March 31, 2012 compared with December 31, 2011 is primarily due to a decrease in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly lower net operating revenues of the waste brokerage and management services business in the first quarter of 2012 compared with the fourth quarter of 2011 and the timing of payments to vendors in the ordinary course of business.

The decrease in accrued payroll and other compensation is primarily due to the payment of bonuses and incentives in the first quarter of 2012 that were accrued at December 31, 2011, partially offset by bonuses and incentives of the waste brokerage and management services business accrued during the first quarter of 2012.

The increase in deferred revenues at March 31, 2012 compared with December 31, 2011 is due to an increase in the unrecognized or deferred revenues associated with membership dues of the golf and related operations segment. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.4 million at March 31, 2012 compared with $2.1 million at December 31, 2011.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2012 increased to $10.9 million from $9.9 million in the prior year’s first quarter.  The increase is primarily the result of higher net operating revenues of the waste management services segment. Costs of operations increased to $9.0 million in the first quarter of 2012 compared with $8.2 million in the prior year’s first quarter.  The increase is primarily due to the higher net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the first quarter of 2012 and 2011. Consolidated selling, general and administrative expenses increased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to increased compensation costs relating to stock options and higher incentive bonuses of the waste brokerage and management business. Avalon recorded a net loss of $.4 million or $.10 per share, in the first quarter of 2012 compared with a net loss of $.3 million or $.09 per share, in the first quarter of 2011.

Performance in the First Quarter of 2012 compared with the First Quarter of 2011

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 9% to $8.9 million in the first quarter of 2012 compared with $8.2 million in the first quarter of the prior year. For the first quarter of 2012, net operating revenues of the waste brokerage and management services business were $8.3 million compared with $7.6 million for the first quarter of 2011, while the net operating revenues of the captive landfill management operations were $.6 million in both the first quarter of 2012 and 2011. The increase in net operating revenues of the waste brokerage and management services business was primarily due to an increase of 15% in event work and a 4% increase in continuous or ongoing work. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. Net operating revenues of the captive landfill are primarily dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages and operates the facility.

Income before taxes for the waste management services segment was $723,000 in the first quarter of 2012 compared with $684,000 in the first quarter of 2011. In the first quarter of 2012, income before taxes of the waste brokerage and management services business was $650,000 compared with $573,000 in the first quarter of 2011. The increase was primarily the result of higher net operating revenues and a slight improvement in gross margins. Income before taxes of the captive landfill operations was $73,000 in the first quarter of 2012 compared with $111,000 in the first quarter of 2011. The decrease was primarily due to an increase in operating expenses as a result of rainy weather during the first quarter of 2012. Such conditions required additional equipment and man hours to handle the waste.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses, which provide dining and banquet facilities, tennis, swimming, fitness and spa activities and a travel agency.  Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. The average number of members during the first quarter of 2012 increased to 3,217 compared with 2,869 in the prior year’s first quarter. Due to the mix between social and golf members and promotional membership programs used to attract new members, the average membership dues per member declined slightly. Also, as a result of weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first quarter of 2012 and 2011. Net operating revenues for the golf and related operations were $2.0 million in the first quarter of 2012 compared with $1.7 million in the first quarter of 2011. The higher net operating revenues were primarily due to an increase in the net operating revenues from membership dues and food and beverage sales.  The golf and related operations segment incurred a loss before taxes of $353,000 in the first quarter of 2012 compared with $394,000 in the first quarter of 2011. The improvement is primarily due to the additional membership dues and food and beverage sales, partially offset by additional employee costs and higher advertising and sales promotion expenses.

Interest income

Interest income was $1,000 in the first quarter of 2012 compared with $2,000 in the first quarter of 2011.  The decrease is primarily the result of lower average investment rates.

General corporate expenses

General corporate expenses were $.8 million in the first quarter of 2012 compared to $.6 million in the first quarter of 2011.  The increase is primarily due to increased compensation costs, which were $153,000 in the first quarter of 2012 compared to $41,000 in the first quarter of 2011.  The increase in compensation costs was due to the Avalon Holdings Corporation common stock price reaching certain predetermined vesting prices in the first quarter of 2012. As such, certain vested stock options became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012.

Net income

Avalon recorded a net loss of $.4 million in the first quarter of 2012 compared with a net loss of $.3 million in the first quarter of 2011. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2012 and 2011.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

A significant portion of Avalon’s business is generated from waste brokerage and management services provided to customers that are not subject to long-term contracts.  In light of current economic, regulatory and competitive conditions, there can be no assurance that Avalon’s current customers will continue to transact business with Avalon at historical levels.  Failure by Avalon to retain its current customers or to replace lost business could adversely impact the future financial performance of Avalon.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult.  Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of March 31, 2012, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities.  If, for some reason, any one of these facilities were to lose its liquor license, the financial performance of the golf and related operations would be adversely affected.

Avalon entered into lease agreements with an energy company to lease approximately 200 acres of land for the purpose of drilling for oil and gas. Such lease agreements provide for Avalon to receive an initial one-time bonus payment and potential royalty payments in the future. In December 2011, Avalon received initial one-time bonus payments of approximately $.4 million. At this time, the royalty payments associated with these leases are not determinable.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2012 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

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

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS* XBRL Instance

Exhibit 101.SCH* XBRL Taxonomy Extension Schema

Exhibit 101.CAL* XBRL Taxonomy Extension Calculation

Exhibit 101.DEF* XBRL Taxonomy Extension Definition

Exhibit 101.LAB* XBRL Taxonomy Extension Labels

Exhibit 101.PRE* XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)	Reports on Form 8-K

On April 27, 2012, reported the voting results from the Annual Meeting held on April 26, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION (Registrant)

Date:	May 11, 2012	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)