Form 10-Q
period 2012-06-30
AVALON HOLDINGS CORP
filed 2012-08-09
CIK 1061069

2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The registrant had 3,191,038 shares of its Class A Common Stock and 612,293 shares of its Class B Common Stock outstanding as of August 8, 2012.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net operating revenues	$12,609	$11,375	$23,547	$21,269

Costs and expenses:
Costs of operations	10,195	9,354	19,231	17,589
Depreciation and amortization	407	416	820	835
Selling, general and administrative expenses	1,781	1,691	3,719	3,323
Operating income (loss)	226	(86)	(223)	(478)

Other income (expense):
Interest expense	(4)	(4)	(7)	(7)
Interest income	1	1	2	3
Other income, net	70	177	145	243
Income (loss) before income taxes	293	88	(83)	(239)

Provision for income taxes	19	11	36	24
Net income (loss)	$274	$77	$(119)	$(263)

Net Income (loss) per share – basic	$.07	$.02	$(.03)	$(.07)
Net Income (loss) per share – diluted	$.07	$.02	$(.03)	$(.07)

Weighted average shares outstanding – basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	4,108	3,869	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
	June 30, 2011	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,961	$7,324
Accounts receivable, net	9,712	12,885
Prepaid expenses	293	281
Refundable income taxes	2	2
Other current assets	910	717
Total current assets	17,878	21,209

Property and equipment, less accumulated depreciation and amortization of $11,934 in 2012 and $11,321 in 2011	25,630	26,079
Leased property under capital leases, less accumulated depreciation and amortization of $2,725 in 2012 and $2,539 in 2011	6,700	5,984
Noncurrent deferred tax asset	8	8
Other assets, net	108	87
Total assets	$50,324	$53,367

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	5,927	9,643
Accrued payroll and other compensation	615	755
Accrued income taxes	7	20
Other accrued taxes	168	260
Deferred revenues	2,862	2,105
Other liabilities and accrued expenses	506	406
Total current liabilities	10,086	13,190

Obligations under capital leases	227	227

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,593	58,413
Accumulated deficit	(18,620)	(18,501)

Total shareholders’ equity	40,011	39,950

Total liabilities and shareholders’ equity	$50,324	$53,367

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(119)	$(263)
Reconciliation of loss to cash provided by (used in) operating activities:
Depreciation and amortization	820	835
Compensation costs – stock options	180	93
Provision for losses on accounts receivable	19	8
Gain from disposal of property and equipment	(1)	(106)
Change in operating assets and liabilities:
Accounts receivable	3,154	348
Prepaid expenses	(12)	97
Other current assets	(193)	(222)
Other assets, net	(21)	—
Accounts payable	(4,097)	(317)
Accrued payroll and other compensation	(140)	302
Accrued income taxes	(13)	2
Other accrued taxes	(92)	(55)
Deferred revenues	757	493
Other liabilities and accrued expenses	100	54
Net cash provided by operating activities	342	1,269

Investing activities:
Capital expenditures	(708)	(1,024)
Proceeds from disposal of property and equipment	3	355
Net cash used in investing activities	(705)	(669)

(Decrease) increase in cash and cash equivalents	(363)	600
Cash and cash equivalents at beginning of year	7,324	5,565
Cash and cash equivalents at end of period	$6,961	$6,165

Non-cash investing activities:
Capital expenditures included in Accounts payable	$381	$120

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2012

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2012, and the results of its operations and cash flows for the interim periods presented.

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

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to the stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended June 30, 2012 and 2011, the dilutive weighted average number of shares outstanding was 4,107,945 and 3,868,557, respectively. Although there were common equivalent shares outstanding for the six months ended June 30, 2012 and 2011, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2012 and 2011 were 4,070,087, and 3,885,157, respectively.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. On April 26, 2011 the line of credit was reduced to $1 million. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%.  The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2012 and December 31, 2011, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded net income of $274,000 in the second quarter of 2012 compared with net income of $77,000 in the second quarter of 2011. Avalon recorded a state income tax provision in both the second quarter of 2012 and 2011, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2012 and 2011. The income tax provision recorded for the second quarter of 2012 and 2011 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred a net loss of $.1 million for the first six months of 2012 compared with net loss of $.3 million for the first six months of 2011. Excluding the effect of the state income tax provisions relating to the waste management and brokerage operations, Avalon’s overall effective tax rate was 0% in the first six months of 2012 and 2011. The income tax benefits recorded for the first six months of 2012 and 2011 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2012	760,000
Options forfeited	0
Options cancelled	0
2012 Options granted	0
Total options outstanding at June 30, 2012	760,000
Options Vested	248,000
Options Exercisable	248,000

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:
1)	Contract Vesting Term: The stock options vest ratably over a five year period.
2)
The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contract Vesting Term.

The table below represents the period and predetermined stock price needed for vesting.

	Begins Vesting (mo. after Grant Dates)	Ends Vesting (mo. after Grant Dates)	Predetermined Vesting Price
Block 1	12	48	$3.43
Block 2	24	60	$4.69
Block 3	36	72	$6.43
Block 4	48	84	$8.81
Block 5	60	96	$12.07

Compensation cost was approximately $27,000 and $52,000 for the three months ended June 30, 2012 and 2011, respectively, and $180,000 and $93,000 for the six months ended June 30, 2012 and 2011, respectively, based upon the estimated fair value calculation. The increase in compensation expense for the six months ended June 30, 2012 was due to the fact that during the first quarter of 2012, the predetermined vesting prices of $3.43 and $4.69 for the Avalon common stock were reached for Block 1 and Block 2.  Therefore, any options that had vested in Block 1 and Block 2 became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As a result of recognizing the compensation expense relating to Block 1 and Block 2 on an accelerated basis, the compensation expense for the second quarter ended June 30, 2012 was substantially lower compared with the prior year second quarter. As of June 30, 2012, there was $.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.49 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats.  The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency.  Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales.  Revenue related to membership dues are recognized proportionately over twelve months.  The unrecognized or deferred revenues relating to membership dues at June 30, 2012 and December 31, 2011 were $2.9 million and $2.1 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2012 no customer accounted for 10% or more of Avalon’s consolidated net operating revenues. For the six months ended June 30, 2011 one customer accounted for 14% of the waste management services segment’s net operating revenues to external customers and 11% of Avalon’s consolidated net operating revenues.  In addition, Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues from:
Waste management services:
External customers revenues	$9,114	$8,402	$18,052	$16,609
Intersegment revenues	1	—	1	—
Total waste management services	9,115	8,402	18,053	16,609

Golf and related operations:
External customers revenues	3,495	2,973	5,495	4,660
Intersegment revenues	28	25	38	33
Total golf and related operations	3,523	2,998	5,533	4,693

Segment operating revenues	12,638	11,400	23,586	21,302
Intersegment eliminations	(29)	(25)	(39)	(33)
Total net operating revenues	$12,609	$11,375	$23,547	$21,269

Income (loss) before taxes:
Waste management services	$800	$690	$1,523	$1,374
Golf and related operations	91	(114)	(262)	(508)
Segment income before taxes	891	576	1,261	866
Corporate interest income	1	1	2	3
Corporate other income, net	8	115	17	124
General corporate expenses	(607)	(604)	(1,363)	(1,232)
Income (loss) before taxes	$293	$88	$(83)	$(239)

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	1	1	2	3
Total	$1	$1	$2	$3

	June 30, 2012	December 31, 2011
Identifiable assets:
Waste management services	$13,709	$16,869
Golf and related operations	31,508	30,140
Corporate	40,941	41,840
Subtotal	86,158	88,849
Elimination of intersegment receivables	(35,834)	(35,482)
Total	$50,324	$53,367

In comparing the identifiable assets at June 30, 2012 with those at December 31, 2011, the decrease in identifiable assets of the waste management services segment of $3.2 million is primarily due to a decrease in accounts receivable as a result of lower net operating revenues of the waste brokerage and management services business in the second quarter of 2012 compared with the fourth quarter of 2011. Net operating revenues of the waste brokerage and management services business were $8.5 million in the second quarter of 2012 compared with $13.9 million in the fourth quarter of 2011. The increase in identifiable assets of the golf and related operations segment of $1.4 million is primarily due to capital expenditures made during the first six months of 2012 and an increase in accounts receivable at June 30, 2012 compared with December 31, 2011.

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

Liquidity and Capital Resources

For the first six months of 2012, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2012 are expected to be in the range of $1.2 million to $1.5 million.  Such expenditures will principally relate to building and land improvements and equipment purchases for the golf and related operations. During the first six months of 2012, capital expenditures for Avalon totaled approximately $1.1 million, which principally related to building and land improvements for the golf and related operations.

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

Working capital was $7.8 million at June 30, 2012 and $8.0 million at December 31, 2011.

The decrease in accounts receivable at June 30, 2012 compared with December 31, 2011 is primarily due to lower net operating revenues of the waste management services segment in the second quarter of 2012 compared with the fourth quarter of 2011, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $9.1 million in the second quarter of 2012 compared with $14.6 million in the fourth quarter of 2011.

The increase in other current assets at June 30, 2012 compared with December 31, 2011 is primarily a result of higher inventories of the golf and related operations segment during the golf season.

The decrease in accounts payable at June 30, 2012 compared with December 31, 2011 is primarily due to a decrease in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly lower net operating revenues of the waste brokerage and management services business in the second quarter of 2012 compared with the fourth quarter of 2011 and the timing of payments to vendors in the ordinary course of business.

The decrease in accrued payroll and other compensation is primarily due to the payment of bonuses and incentives of the waste brokerage and management services business in the first quarter of 2012 that were accrued at December 31, 2011, partially offset by the accrual of such bonuses and incentives during the second quarter of 2012.

The increase in deferred revenues at June 30, 2012 compared with December 31, 2011 is due to an increase in the unrecognized or deferred revenues associated with membership dues of the golf and related operations segment. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.9 million at June 30, 2012 compared with $2.1 million at December 31, 2011.

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

 Due to the increase of oil and gas drilling in the Marcellus Shale and Utica Shale regions located in northeast Ohio and western Pennsylvania, Avalon is continuing to explore and research the possibility of drilling deep waste water disposal wells for the disposal of the brine waters from such drilling. Avalon has purchased options on a number of properties for this purpose.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2012 increased to $12.6 million from $11.4 million in the prior year’s second quarter.  The increase is primarily the result of an increase in the net operating revenues of both the waste management services segment and the golf and related operations segment. Costs of operations increased to $10.2 million in the second quarter of 2012 compared with $9.4 million in the prior year’s second quarter.  The increase is primarily due to the increase in net operating revenues of the waste management services segment, which resulted in additional transportation and disposal costs, as these costs vary directly with the associated net operating revenues and to a lesser extent, increased costs of the golf and related operations segment also as a result of higher net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the second quarter of 2012 and 2011. Consolidated selling, general and administrative expenses increased to $1.8 million in the second quarter of 2012 compared with $1.7 million in the second quarter of 2011 primarily due to an increase in sales and management bonus incentives of the waste management services segment.  Avalon recorded net income of $.3 million, or $.07 per share, in the second quarter of 2012 compared with net income of $.1 million or $.02 per share, in the second quarter of 2011.  Net income in the second quarter of 2011 was favorably impacted by the sale of an asset in which Avalon recognized a gain of $.1 million.

For the first six months of 2012, net operating revenues increased to $23.5 million from $21.3 million for the first six months of 2011. The increase is primarily the result of an increase in the net operating revenues of both the waste management services segment and to a lesser extent, the golf and related operations segment. Costs of operations were $19.2 million for the first six months of 2012 compared with $17.6 million for the first six months of 2011. The increase is primarily due to the increase in net operating revenues of the waste management services segment, which resulted in additional transportation and disposal costs as these costs vary directly with the associated net operating revenues and to a lesser extent, increased costs of the golf and related operations segment also as a result of higher net operating revenues. Fixed costs relating to depreciation and amortization expense were $.8 million for both the first six months of 2012 and 2011. Consolidated selling, general and administrative expenses increased to $3.7 million for the first six months of 2012 compared with $3.3 million for the first six months of 2011 primarily due to increased compensation costs relating to stock options and higher incentive bonuses of the waste brokerage and management business. Avalon incurred a net loss of $.1 million, or $.03 per share, for the first six months of 2012 compared with a net loss of $.3 million, or $.07 per share, for the first six months of 2011. Net income for the first six months of 2011 was favorably impacted by the sale of an asset in which Avalon recognized a gain of $.1 million.

Performance in the Second Quarter of 2012 compared with the Second Quarter of 2011

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 8% to $9.1 million in the second quarter of 2012 compared with $8.4 million in the second quarter of the prior year. For the second quarter of 2012, net operating revenues of the waste brokerage and management services business were $8.5 million compared with $7.7 million in the second quarter of 2011, while the net operating revenues of the captive landfill management operations were $.6 million in the second quarter of 2012 compared with $.7 million in the second quarter of 2011. The increase in the net operating revenues of the waste brokerage and management services business was primarily due to an increase of 15% in event or one-time projects, and an 8% increase in continuous work. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The net operating revenues of the captive landfill operations decreased due to lower volumes of waste generated by the owner of the landfill for whom Avalon manages the facility.

 Due to the increase in net operating revenues, income before taxes for the waste management services segment increased to $.8 million in the second quarter of 2012 compared with $.7 million in the second quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.7 million for the second quarter of 2012 compared with $.5 million for the second quarter of 2011. The increase was primarily the result of higher net operating revenues and an increase in the overall average gross margin percentage in the second quarter of 2012 compared with the second quarter of 2011. The overall average gross margin percentage in the second quarter of 2012 was 20.5% compared with 19.5% in the prior year quarter. Income before taxes of the captive landfill operations was $.1 million in the second quarter of 2012 compared with $.2 million in the prior year quarter. The decrease was primarily due to the lower volumes of waste generated by the owner of the landfill.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency.  Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the second quarter of 2012 increased to 3,378 compared with 2,962 in the prior year’s second quarter. Net operating revenues for the golf and related operations were $3.5 million in the second quarter of 2012 compared with $3.0 million in the second quarter of the prior year. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from greens fees, cart rentals, membership dues, food and beverage sales and merchandise sales. Hot and dry weather conditions also contributed to increased golf revenues and use of the club facilities by the members. Income before taxes of the golf and related operations segment was $.1 million in the second quarter of 2012 compared with a loss before taxes of $.1 million in the second quarter of 2011. The increase was primarily due to the higher net operating revenues.

Interest income

Interest income was $1,000 in both the second quarter of 2012 and the second quarter of 2011.

Other income, net

Other income, net was $70,000 in the second quarter of 2012 compared with $177,000 in the second quarter of 2011. In 2011, Avalon recognized a gain of $106,000 the sale of an asset.

General corporate expenses

General corporate expenses were $.6 million in both the second quarter of 2012 and 2011.

Net income

Avalon recorded net income of $.3 million in the second quarter of 2012 compared with net income of $.1 million in the second quarter of 2011. Avalon recorded a state income tax provision in both the second quarter of 2012 and 2011, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2012 and 2011. The income tax provision recorded for the second quarter of 2012 and 2011 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2012 compared with the first six months of 2011

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $18.1 million in the first six months of 2012 compared with $16.6 million in the first six months of the prior year. For the first six months of 2012, net operating revenues of the waste brokerage and management services business were $16.8 million compared with $15.3 million for the first six months of 2011, while the net operating revenues of the captive landfill management operations were $1.3 million for both the first six months of 2012 and 2011. The increase in net operating revenues of the waste brokerage and management services business was primarily the result of a 15% increase in event or one-time work and a 6% increase in continuous or on going work. The increase in event work was primarily due to an increase in the number of one-time projects in the first six months of 2012 compared with the same period in 2011. The net operating revenues of the captive landfill operations were flat and are entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income from operations before taxes for the waste management services segment increased to $1.5 million in the first six months of 2012 compared with $1.4 million in the first six months of the prior year.  The increase is primarily due to the increase in net operating revenues of the waste brokerage and management services business.  Income before taxes of the waste brokerage and management services business was $1.3 million for the first six months of 2012 compared with $1.1 million for the first six months of 2011. The increase was primarily due to the higher net operating revenues and a slight improvement in the overall average gross margin percentage in the first six months of 2012 compared with the first six months of 2011. Income before taxes of the captive landfill operations was $.2 million in the first six months of 2012 compared with $.3 million in the first six months of 2011. The decrease was primarily due to a decline in the volume of waste generated by the owner of the landfill facility in the second quarter of 2012 and an increase in operating expenses in the first quarter of 2012 as a result of wet weather conditions. Such conditions required additional equipment and man hours to handle the waste.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency.  Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the first six months of 2012 increased to 3,298 compared with 2,916 in the prior year’s first six months. Net operating revenues of the golf and related operations segment were $5.5 million in the first six months of 2012 compared with $4.7 million in the first six months of 2011.  Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2012 and 2011. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from greens fees, cart rentals, membership dues, food and beverage sales and merchandise sales. Hot and dry weather conditions during the second quarter of 2012 also contributed to increased golf revenues and use of the club facilities by the members. The golf and related operations segment incurred a loss before taxes of $.3 million for the six months ended June 30, 2012 compared with a loss before taxes of $.5 million for the six months ended June 30, 2011. The improvement was primarily due to the higher net operating revenues.

Interest income

Interest income was $2,000 in the first six months of 2012 compared with $3,000 in the first six months of 2011.  The decrease is primarily due to lower average investment rates.

Other income, net

Other income, net was $145,000 in the first six months of 2012 compared with $243,000 in the first six months of 2011. In 2011, other income included the sale of an asset in which Avalon recognized a gain of $106,000.

General corporate expenses

General corporate expenses were $1.4 million in the first six months of 2012 compared with $1.2 million in the first six months of 2011. The increase is primarily due to increased compensation costs, which were $.2 million for the first six months of 2012 compared with $.1million for the first six months of 2011 and higher employee related costs.  The increase in compensation costs was due to the Avalon Holdings Corporation common stock price reaching certain predetermined vesting prices in the first quarter of 2012. As such, certain vested stock options became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012.

Net income

Avalon incurred a net loss of $.1 million in the first six months of 2012 compared with a net loss of $.3 million in the first six months of the prior year.  Avalon recorded a state income tax provision in the first six months of 2012 and 2011, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first six months of 2012 and 2011.  The income tax benefit for the first six months of 2012 and 2011 was offset by a change in the valuation allowance.  A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized.  The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult.  Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of June 30, 2012, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2012 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	August 9, 2012	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)