Form 10-Q
period 2012-09-30
AVALON HOLDINGS CORP
filed 2012-11-13
CIK 1061069

2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 12, 2012.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net operating revenues	$13,230	$15,835	$36,777	$37,104

Costs and expenses:
Costs of operations	10,963	13,267	30,194	30,856
Depreciation and amortization	406	415	1,226	1,250
Selling, general and administrative expenses	1,815	1,877	5,534	5,200
Operating income (loss)	46	276	(177)	(202)

Other income (expense):
Interest expense	(3)	(3)	(10)	(10)
Interest income	—	1	2	4
Other income, net	57	54	202	297
Income before income taxes	100	328	17	89

Provision for income taxes	13	24	49	48
Net income (loss)	$87	$304	$(32)	$41

Net income (loss) per share – basic	$.02	$.08	$(.01)	$.01
Net income (loss) per share – diluted	$.02	$.08	$(.01)	$.01

Weighted average shares outstanding –basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	4,041	3,826	3,803	3,865

  See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets:	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,876	$7,324
Accounts receivable, net	9,890	12,885
Prepaid expenses	338	281
Refundable income taxes	2	2
Other current assets	829	717
Total current assets	17,935	21,209

Property and equipment, less accumulated depreciation and amortization of $12,222 in 2012 and $11,321 in 2011	25,363	26,079
Leased property under capital leases, less accumulated depreciation and amortization of $2,805 in 2012 and $2,539 in 2011	6,747	5,984
Noncurrent deferred tax asset	8	8
Other assets, net	100	87
Total assets	$50,153	$53,367

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$1	$1
Accounts payable	6,052	9,643
Accrued payroll and other compensation	662	755
Accrued income taxes	3	20
Other accrued taxes	208	260
Deferred revenues	2,486	2,105
Other liabilities and accrued expenses	390	406
Total current liabilities	9,802	13,190

Obligations under capital leases	227	227

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,619	58,413
Accumulated deficit	(18,533)	(18,501)

Total shareholders’ equity	40,124	39,950

Total liabilities and shareholders’ equity	$50,153	$53,367

See accompanying notes to condensed consolidated financial statements.

.
AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2012	2011
Operating activities:
Net (loss) income	$(32)	$41
Reconciliation of income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,226	1,250
Compensation costs – stock options	206	145
Provision for losses on accounts receivable	54	17
Gain from disposal of property and equipment	(4)	(107)
Change in operating assets and liabilities:
Accounts receivable	2,941	(3,973)
Prepaid expenses	(57)	52
Refundable income taxes	—	14
Other current assets	(112)	(196)
Other assets, net	(13)	(14)
Accounts payable	(3,591)	3,479
Accrued payroll and other compensation	(93)	335
Accrued income taxes	(17)	10
Other accrued taxes	(52)	(49)
Deferred revenues	381	318
Other liabilities and accrued expenses	(16)	80
Net cash provided by operating activities	821	1,402

Investing activities:
Capital expenditures	(1,309)	(1,320)
Proceeds from disposal of property and equipment	40	361
Net cash used in investing activities	(1,269)	(959)

(Decrease) increase in cash and cash equivalents	(448)	443
Cash and cash equivalents at beginning of year	7,324	5,565
Cash and cash equivalents at end of period	$6,876	$6,008

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2012

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted consistent with such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2011 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2012, and the results of its operations and cash flows for the interim periods presented.

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

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to the stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended September 30, 2012, the dilutive weighted average number of shares outstanding was 4,041,472.  For the three and nine months ended September 30, 2011, the dilutive weighted average number of shares outstanding were 3,826,364 and 3,865,344, respectively. Although there were common equivalent shares outstanding for the nine months ended September 30, 2012, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2012 was 4,060,471.

Note 3. Credit Facility

On March 21, 2008, Avalon entered into a $3.5 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. On April 26, 2011 the line of credit was reduced to $1 million. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%.  The line of credit contains certain financial and other covenants, customary representations, warranties and events of defaults. At September 30, 2012 and December 31, 2011, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded net income of $.1 million in the third quarter of 2012 compared with net income of $.3 million in the third quarter of 2011. Avalon recorded a state income tax provision in both the third quarter of 2012 and 2011, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2012 and 2011. The income tax provision recorded for the third quarter of 2012 and 2011 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred a net loss of $32,000 for the first nine months of 2012 compared with net income of $41,000 for the first nine months of 2011. Avalon recorded a state income tax provision in both the nine months ended September 30, 2012 and 2011, which was related entirely to the waste management and brokerage operations. Excluding the effect of the state income tax provision, Avalon’s overall effective tax rate was 0% in the first nine months of 2012 and 2011. The income tax provision recorded for the first nine months of 2012 and 2011 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. The stock options vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity during 2012:

Options outstanding at January 1, 2012	760,000
Options forfeited	0
Options cancelled	0
2012 Options granted	0
Total options outstanding at September 30, 2012	760,000
Options Vested	248,000
Options Exercisable	248,000

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:
1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $26,000 and $52,000 for the three months ended September 30, 2012 and 2011, respectively, and $206,000 and $145,000 for the nine months ended September 30, 2012 and 2011, respectively, based upon the estimated fair value calculation. The increase in compensation expense for the nine months ended September 30, 2012 was due to the fact that during the first quarter of 2012, the predetermined vesting prices of $3.43 and $4.69 for the Avalon common stock were reached for Block 1 and Block 2.  Therefore, any options that had vested in Block 1 and Block 2 became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As a result of recognizing the compensation expense relating to Block 1 and Block 2 on an accelerated basis, the compensation expense for the third quarter ended September 30, 2012 was substantially lower compared with the prior year third quarter. As of September 30, 2012, there was $.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.24 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats.  The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational activities, dining and banquet facilities, spa services and a travel agency.  Revenue for the golf and related operations segment consists primarily of membership dues, food and beverage sales, green fees, cart rentals, merchandise sales and spa services.  Revenue related to membership dues are recognized proportionately over twelve months.  The unrecognized or deferred revenues relating to membership dues at September 30, 2012 and December 31, 2011 were $2.5 million and $2.1 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2012 and 2011, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 9% of Avalon’s consolidated net operating revenues.  In addition, Avalon’s captive landfill management business is dependent upon a single customer as its sole source of revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues from:
Waste management services:
External customers revenues	$9,561	$12,264	$27,613	$28,873
Intersegment revenues	—	2	1	2
Total waste management services	9,561	12,266	27,614	28,875

Golf and related operations:
External customers revenues	3,669	3,571	9,164	8,231
Intersegment revenues	26	11	64	44
Total golf and related operations	3,695	3,582	9,228	8,275

Segment operating revenues	13,256	15,848	36,842	37,150
Intersegment eliminations	(26)	(13)	(65)	(46)
Total net operating revenues	$13,230	$15,835	$36,777	$37,104

Income (loss) before taxes:
Waste management services	$680	$901	$2,203	$2,275
Golf and related operations	87	35	(175)	(473)
Segment income before taxes	767	936	2,028	1,802
Corporate interest income	—	1	2	4
Corporate other income, net	8	11	25	135
General corporate expenses	(675)	(620)	(2,038)	(1,852)
Income (loss) before taxes	$100	$328	$17	$89

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	—	1	2	4
Total	$—	$1	$2	$4

	September 30, 2012	December 31, 2011
Identifiable assets:
Waste management services	$14,732	$16,869
Golf and related operations	30,853	30,140
Corporate	40,951	41,840
Subtotal	86,536	88,849
Elimination of intersegment receivables	(36,383)	(35,482)
Total	$50,153	$53,367

In comparing the identifiable assets at September 30, 2012 with those at December 31, 2011, the decrease in identifiable assets of the waste management services segment of $2.1 million is primarily due to a decrease in accounts receivable as a result of lower net operating revenues of the waste brokerage and management services business in the third quarter of 2012 compared with the fourth quarter of 2011, partially offset by an increase in intersegment transactions which were eliminated in consolidation. Net operating revenues of the waste brokerage and management services business were $9.0 million in the third quarter of 2012 compared with $13.9 million in the fourth quarter of 2011. The increase in identifiable assets of the golf and related operations segment of $.7 million is primarily due to an increase in accounts receivable at September 30, 2012 compared with December 31, 2011and capital expenditures made during the first nine months of 2012. The decrease in identifiable assets of corporate is primarily due to a decrease in intersegment transactions which were eliminated in consolidation.

Note 8.  Recently Issued Financial Accounting Standards

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

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired; entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on Avalon’s financial results.

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

Liquidity and Capital Resources

For the first nine months of 2012, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2012 are expected to be in the range of $1.4 million to $1.6 million.  Such expenditures will principally relate to building and land improvements and equipment purchases for the golf and related operations. During the first nine months of 2012, capital expenditures for Avalon totaled approximately $1.3 million, which principally related to building and land improvements for the golf and related operations.

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

Working capital was $8.1 million at September 30, 2012 and $8.0 million at December 31, 2011.

The decrease in accounts receivable at September 30, 2012 compared with December 31, 2011 is primarily due to lower net operating revenues of the waste management services segment in the third quarter of 2012 compared with the fourth quarter of 2011, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $9.6 million in the third quarter of 2012 compared with $14.6 million in the fourth quarter of 2011.

The increase in other current assets at September 30, 2012 compared with December 31, 2011 is primarily a result of higher inventories of the golf and related operations segment.

The decrease in accounts payable at September 30, 2012 compared with December 31, 2011 is primarily due to a decrease in amounts owed disposal facilities and transportation carriers as a result of lower net operating revenues of the waste brokerage and management services business in the third quarter of 2012 compared with the fourth quarter of 2011 and the timing of payments to vendors in the ordinary course of business.

The increase in deferred revenues at September 30, 2012 compared with December 31, 2011 is primarily due to an increase in deferred revenues relating to membership dues of the golf and related operations segment.

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

 Due to the increase of oil and gas drilling in the Marcellus Shale and Utica Shale regions located in northeast Ohio and western Pennsylvania, Avalon has purchased options on a number of properties for the purpose of drilling deep waste water disposal wells for the disposal of the brine waters from the oil and gas drilling. Avalon has submitted two applications for permits to the Ohio Department of Natural Resources (the “ODNR”) to drill deep waste water disposal wells. The ODNR has reviewed the permits and authorized Avalon to publish a public notice of the permit applications to drill. Avalon published the public notice in August 2012 and is currently waiting on the ODNR to hold a public meeting.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2012 decreased to $13.2 million from $15.8 million in the prior year’s third quarter. The decrease is primarily the result of a 22% decrease in the net operating revenues of the waste management services segment. Costs of operations decreased to $11 million in the third quarter of 2012 compared with $13.3 million in the prior year’s third quarter.  The decrease is primarily due to the decrease in net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the third quarter of 2012 and 2011. Consolidated selling, general and administrative expenses decreased to $1.8 million in the third quarter of 2012 compared with $1.9 million in the third quarter of 2011 primarily due to a decrease in the sales and management incentive bonuses of the waste management services segment.  Avalon recorded net income of $.1 million or $.02 per share in the third quarter of 2012 compared with net income of $.3 million or $.08 per share in the third quarter of 2011.

For the first nine months of 2012, net operating revenues were $36.8 million compared with $37.1 million for the first nine months of 2011. The decrease is primarily the result of a decline in net operating revenues of the waste management services segment. Costs of operations were $30.2 million for the first nine months of 2012 compared with $30.9 million for the first nine months of 2011. The decrease is primarily due to the decrease in net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.2 million for the first nine months of 2012 compared with $1.3 million for the first nine months of 2011. Consolidated selling, general and administrative expenses were $5.5 million for the first nine months of 2012 compared with $5.2 million for the first nine months of 2011 primarily due to increased compensation costs relating to stock options and increased employee costs. Avalon incurred a net loss of $32,000, or $.01 per share, for the first nine months of 2012 compared with net income of $41,000, or $.01 per share, for the first nine months of 2011.

Performance in the Third Quarter of 2012 compared with the Third Quarter of 2011

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 22% to $9.6 million in the third quarter of 2012 from $12.3 million in the third quarter of the prior year. For the third quarter of 2012, net operating revenues of the waste brokerage and management services business were $9.1 million compared with $11.7 million in the third quarter of 2011, while the net operating revenues of the captive landfill management operations were $.5 million in the third quarter of 2012 compared with $.6 million in the third quarter of 2011. The decrease in the net operating revenues of the waste brokerage and management services business was primarily due to a decrease of approximately 58% in event work or one-time projects, partially offset by an increase of 27% in continuous work. The net operating revenues for event work in the third quarter of 2011 were substantially higher due to three significant projects which started in the third quarter and continued into the fourth quarter. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The increase in the net operating revenues from continuous work is primarily the result of our customers increasing their production or operations, which, in turn, increased the amount of waste that needed to be disposed of. The net operating revenues of the captive landfill operations decreased due to lower volumes of waste generated by the owner of the landfill for whom Avalon manages the facility.

As a result of the decrease in net operating revenues, income before taxes of the waste management services segment decreased to $.7 million in the third quarter of 2012 from $.9 million in the third quarter of the prior year. Income before taxes of the waste brokerage and management services business was $.6 million for the third quarter of 2012 compared with $.8 million for the third quarter of 2011. While the net operating revenues of the waste brokerage and management services business were significantly lower, the average gross profit percentage increased to 17.4% in the third quarter of 2012 compared with 15.8% in the third quarter of the prior year. The lower gross margin percentage in the third quarter of 2011 was primarily due to substantially lower gross margins on the three significant event work projects mentioned previously. Because of the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bid for these projects.  Income before taxes of the captive landfill operations was $.1 million in both the third quarter of 2012 and 2011.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, recreational activities, spa services and a travel agency.  Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the third quarter of 2012 increased to 3,421 compared with 3,134 in the prior year’s third quarter. Net operating revenues for the golf and related operations were $3.7 million in the third quarter of 2012 compared with $3.6 million in the third quarter of the prior year. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in higher net operating revenues from membership dues, green fees, cart rentals and merchandise sales. Hot and dry weather conditions also contributed to the increase in golf related revenues. Income before taxes of the golf and related operations segment was $.1 million in the third quarter of 2012 compared with $35,000 in the third quarter of 2011. The improvement was primarily the result of higher net operating revenues due to the increase in the number of members.

General corporate expenses

General corporate expenses were $.7 million in the third quarter of 2012 compared with $.6 million in the third quarter of 2011. The increase is primarily the result of a higher employee related expenses.

Net income

Avalon recorded net income of $.1 million in the third quarter of 2012 compared with $.3 million in the third quarter of 2011.  Excluding the effect of the state income tax provisions which related entirely to the waste management segment, Avalon’s overall effective tax rate was 0% in the third quarter of 2012 and 2011.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax provision on income before taxes was offset by an increase in the valuation allowance due to the use of its net operating losses. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2012 compared with the first nine months of 2011

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $27.6 million in the first nine months of 2012 from $28.9 million in the first nine months of the prior year. For the first nine months of 2012, net operating revenues of the waste brokerage and management services business were $25.8 million compared with $27.0 million for the first nine months of 2011, while the net operating revenues of the captive landfill management operations were $1.8 million in the first nine months of 2012 compared with $1.9 million for the same period in 2011. The decrease in net operating revenues of the waste brokerage and management services business was primarily the result of a 26% decrease in net operating revenues relating to event work, partially offset by an increase of 9% in continuous work. The net operating revenues for event work in the first nine months of 2011 were substantially higher due to the three significant projects which started in the third quarter. The increase in the net operating revenues in continuous work is primarily the result of our customers increasing their production or operations, which, in turn, increase the amount of waste needed to be disposed of. The net operating revenues of the captive landfill operations decreased due to lower volumes of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income before taxes for the waste management services segment decreased to $2.2 million in the first nine months of 2012 compared with $2.3 million in the first nine months of the prior year.    Income before taxes of the waste brokerage and management services business was $1.9 million for the both the first nine months of 2012 and 2011. While the net operating revenues of the waste brokerage and management services business were lower in the first nine months of 2012 compared with the first nine months of 2011, the average gross profit percentage increased to 19.2% in 2012 from 17.8% in 2011. The reduction in the average gross margin percentage for the first nine months of 2011 was primarily due to substantially lower gross margins on the three significant event work projects mentioned previously. Because of the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bid for these projects. Income before taxes of the captive landfill operations was $.3 million in the first nine months of 2012 compared with $.4 million in the first nine months of 2011. The decrease was primarily due to lower volumes of waste generated by the owner of the landfill.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, recreational facilities, spa services and a travel agency.  Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the first nine months of 2012 increased to 3,339 compared with 2,988 in the prior year’s first nine months. Net operating revenues of the golf and related operations segment were $9.2 million in the first nine months of 2012 compared with $8.3 million in the first nine months of 2011.  Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2012 and 2011. The higher net operating revenues for the first nine months of 2012 were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from membership dues, greens fees, cart rentals, food and beverage sales and merchandise sales. Hot and dry weather conditions during the second and third quarters of 2012 also contributed to the increase in golf related revenues and increased use of the club facilities by the members. The golf and related operations segment incurred a loss before taxes of $.2 million for the nine months ended September 30, 2012 compared with a loss before taxes of $.5 million for the nine months ended September 30, 2011. The improvement was primarily the result of higher net operating revenues due to the increase in the number of members.

Interest income

Interest income was $2,000 in the first nine months of 2012 compared with $4,000 in the first nine months of 2011.  The decrease is primarily the result of a lower average investment rates.

Other income, net

Other income, net was $.2 million in the first nine months of 2012 compared with $.3 million in the first nine months of 2011. In 2011, other income included the sale of an asset in which Avalon recognized a gain of $.1 million.

General corporate expenses

General corporate expenses were $2.0 million in the first nine months of 2012 compared with $1.9 million in the first nine months of 2011. The increase is primarily due to higher employee related costs and increased compensation costs. Compensation costs were $.2 million for the first nine months of 2012 compared with $.1 million for the first nine months of 2011.  The increase in compensation costs was due to the Avalon Holdings Corporation common stock price reaching certain predetermined vesting prices in the first quarter of 2012. As such, certain vested stock options became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012.

Net income

Avalon incurred a net loss of $32,000 in the first nine months of 2012 compared with net income of $41,000 in the first nine months of the prior year.  Excluding the effect of state income tax provisions which related entirely to the waste management segment, Avalon’s overall effective tax rate was 0% for the first nine months of 2012 and 2011.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. The income tax provision for the first nine months of 2012 and 2011 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult.  Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of September 30, 2012, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2012 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 13, 2012	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)