Form 10-K/A
period 2011-12-31
AVALON HOLDINGS CORP
filed 2013-03-12
CIK 1061069

2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
_____________________________
FORM 10-K/A
(Amendment No.1)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X

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

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2011 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2012 Annual Meeting of Shareholders areincorporated by reference herein into Part III.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Avalon Holdings Corporation Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, is to furnish Exhibit 23.2, Consent of Independent Registered Public Accounting Firm, as referenced as Exhibit 23.2 to the registrant’s Form 10-K, which was inadvertently omitted from the initial filing.

Except for the item described above, none of the information contained in the original filing on Form 10-K has been updated, modified or revised. This amendment also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify disclosures that may be affected by subsequent events.

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

14.1	Code of Ethics, incorporated herein by reference as Exhibit 14.1 to the Registrant's Form 10-K for the period ended December 31, 2010

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Grant Thornton, as referenced as Exhibit 23.1 to the Avalon Holdings Corporation Registration Statement on Form S-8

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 15, 2011, Avalon announced the receipt of a one-time initial bonus payment of $.4 million for the leasing of approximately 200 acres of land for oil and gas drilling.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March, 2013.

AVALON HOLDINGS CORPORATION
(Registrant)

By /s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 12th day of March, 2013.

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
David G. Bozanich

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
__________________________

Exhibit

13.1	2011 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.2	*Consent of Independent Registered Public Accounting Firm

31.1	*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.