Form 10-K
period 2012-12-31
AVALON HOLDINGS CORP
filed 2013-03-15
CIK 1061069

2012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______________ to ____________________

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___   No     X

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

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No    X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 7, 2013 was $12.4 million.  Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 7, 2013 was approximately $4,500. The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of March 7, 2013.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2012 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference herein into Part III

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
_________________________________

As used in this report, the terms “Avalon,”  “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.
_________________________________

Note on Incorporation by Reference
Throughout this report various information and data are incorporated by reference from Avalon’s 2012 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”).  Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations.  The golf and related operations segment includes the operation and management of golf courses, fitness centers, tennis, spa services, dining and banquet facilities and a travel agency.  In 2012, one customer of the waste management services segment, Shell Western Exploration and Production, Inc., accounted for 14% of the waste management services segment’s net operating revenues to external customers and 10% of the consolidated net operating revenues. In 2011, one customer of the waste management services segment, Los Alamos Technical Associates, Inc. (LATA) accounted for 22% of the net operating revenues to external customers and 18% of the consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services.  Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2012 and 2011, the net operating revenues of the waste management services segment represented approximately 76% and 81%, respectively, of Avalon’s total segments’ net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency.  For the years 2012 and 2011, the net operating revenues of the golf and related operations segment represented approximately 24% and 19%, respectively, of Avalon’s total segments’ net operating revenues.

Avalon Lakes Golf, Inc. (“ALGI”) owns and operates a Pete Dye designed championship golf course located in Warren, Ohio.  ALGI generates revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales.  TBG, a subsidiary of ALGI, entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities.  The lease, which commenced on November 1, 2003, has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by TBG.  In addition to a championship golf course, the Squaw Creek facilities include a swimming pool, tennis courts and a clubhouse that includes a fitness center, dining and banquet facilities.  TBG generates its revenue in the same manner as ALGI, but also generates revenues from tennis and swimming.  Avalon Travel, Inc., a subsidiary of ALGI, owns and operates a travel agency which generates its revenue from booking travel reservations.

 In November 2003, Avalon formed the Avalon Golf and Country Club to manage the golf courses and the related operations.  Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise.

On October 23, 2006, Avalon, through its subsidiary, Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets.  The primary assets of Sharon include the golf course and clubhouse which includes, dining and banquet facilities, a swimming pool, spa services and a fitness center.  Sharon generates its revenue in the same manner as ALGI and TBG, but also generates revenues from its fitness center and spa services.

    Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge.  Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2012, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Insurance

Avalon carries $10,000,000 of liability insurance coverage.  This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverage.  Avalon also carries $5,000,000 of liability insurance for the golf courses and related operations which maintain separate insurance coverage. Avalon carries comprehensive property damage coverage and, also, professional liability insurance for its fitness, swimming and spa activities.  No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2012, Avalon had 271 employees, 28 of whom were employed by the waste management services segment, 216 of whom were employed by the golf and related operations and 27 of whom were employed in financial and administrative activities.  Avalon believes that it has a good relationship with its employees.

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

Voting Control by Management

Avalon has two classes of common stock, Class A and Class B. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on all matters submitted to a vote of the shareholders.  Except for the election of Avalon’s Board of Directors, the Class A Common Stock and the Class B Common Stock vote together as a single class on all matters presented for a vote to the shareholders.  The holders of the Avalon Class B Common Stock, which consists principally of the management of Avalon, have approximately 66 percent of the aggregate voting power of the outstanding Avalon Common Stock.  Thus, the holders of the Avalon Class A Common Stock will not, either alone or acting collectively, be able to elect a majority of the members of Avalon’s Board of Directors (the “Avalon Board”) or control many corporate actions.  However, the holders of the Avalon Class A Common Stock, voting as a separate class, have the right to elect the number of directors equal to at least 25 percent of the total Board of Directors of Avalon until the outstanding Avalon Class B Common Stock constitutes less than 50 percent of the total voting power of the outstanding Avalon Common Stock, after which time the holders of the Avalon Class A and Class B Common Stock will vote as a single class for the election of directors and all matters presented for a vote to the shareholders. The holders of a majority of all outstanding shares of Class A Common Stock or Class B Common Stock, voting as separate classes, must also approve amendments to the Articles of Incorporation that adversely affect the shares of their class.

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

Golf Memberships and Liquor Licenses

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  In addition, the Squaw Creek facility has tennis courts and the Sharon facility offers spa services. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club.  Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge.  Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2012, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

    Avalon entered into lease agreements with an energy company to lease approximately 200 acres of land for the purpose of drilling for oil and gas. Such lease agreements provide for Avalon to receive an initial one-time bonus payment and potential royalty payments in the future. In December 2011, Avalon received initial one-time bonus payments of approximately $.4 million. At this time, the royalty payments associated with these leases are not determinable. Avalon is exploring the possibility of leasing additional acreage at both the Squaw Creek and Sharon clubs.

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

Accounting estimates and judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and subsequent adjustments could have a material adverse effect on operating results for the period or periods in which the change is identified.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2012.

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

The captive landfill management operations use approximately four pieces of equipment (such as bulldozers, excavators and backhoes) and two pieces of rolling stock,  all of which are owned or leased by ALMI.

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

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2012 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Page(s)
Common stock information	25
Dividend policy	25

ITEM 6. SELECTED FINANCIAL DATA
Not required for Smaller Reporting Company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent auditors’ report regarding financial statements as of December 31, 2012 and 2011 and for each of the two years in the period ended December 31, 2012	21

Financial Statements:
Consolidated Balance Sheets, December 31, 2012 and 2011	9
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	10
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	11
Consolidated Statements of Shareholders’ Equity for each of the two years in the period ended December 31, 2012	12

Notes to Consolidated Financial Statements	13-20

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.  The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	65	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	62	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	66	Chief Administrative Officer
Kenneth J. McMahon	60	Chief Executive Officer and President of American Waste Management Services, Inc.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2012 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2012 and 2011, should be read in conjunction with the previously referenced financial statements.

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

11.1	Omitted—inapplicable. See “Basic and dilutive net income (loss) per share” on page 15 of the 2012 Annual Report to Shareholders.

13.1
Avalon Holdings Corporation 2012 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated herein by reference as Exhibit 14.1 to the registrant’s Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March, 2013.

AVALON HOLDINGS CORPORATION
(Registrant)

By /s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and
Chief Financial Officer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of March, 2013.

Signatures	Title

/s/ RONALD E. KLINGLE	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ TIMOTHY C. COXSON	Chief Financial Officer, Treasurer, Secretary and Director
Timothy C. Coxson

/s/ KURTIS D. GRAMLEY	Director
Kurtis D. Gramley

/s/ STEPHEN L. GORDON	Director
Stephen L. Gordon

/s/ DAVID G. BOZANICH	Director
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 15, 2013, which is included in the 2012 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 15, 2013

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(thousands of dollars)

	Balance at	Additions
DESCRIPTION	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions / (Recoveries) 1	Balance at End of Year

Allowance for Doubtful Accounts:

Year ended December 31,
2012	$168	$50	$—	$52	$166
2011	$168	$27	$—	$27	$168

1 Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
__________________________

Exhibit

13.1	2012 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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