Form 10-Q
period 2013-03-31
AVALON HOLDINGS CORP
filed 2013-05-14
CIK 1061069

2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of May 10, 2013.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net operating revenues	$14,669	$10,938

Costs and expenses:
Costs of operations	12,554	9,036
Depreciation and amortization	404	413
Selling, general and administrative expenses	1,900	1,938
Loss from operations	(189)	(449)

Other income (expense):
Interest expense	(5)	(3)
Interest income	—	1
Other income, net	79	75
Loss before income taxes	(115)	(376)

Provision for income taxes	29	17

Net loss	$(144)	$(393)

Basic and dilutive net loss per share	$(.04)	$(.10)

Weighted average shares outstanding	3,803	3,803

  See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,624	$7,888
Accounts receivable, net	11,423	9,244
Prepaid expenses	357	287
Refundable income taxes	9	9
Other current assets	973	758
Total current assets	20,386	18,186

Property and equipment, less accumulated depreciation and amortization of $12,810 in 2013 and $12,524 in 2012	24,931	25,177
Leased property under capital leases, less accumulated depreciation and amortization of $3,023 in 2013 and $2,905 in 2012	6,871	6,680
Noncurrent deferred tax asset	8	8
Other assets, net	107	104
Total assets	$52,303	$50,155

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$55	$2
Accounts payable	8,302	6,677
Accrued payroll and other compensation	606	486
Accrued income taxes	21	2
Other accrued taxes	218	303
Deferred revenues	2,459	2,180
Other liabilities and accrued expenses	459	424
Total current liabilities	12,120	10,074

Obligations under capital leases	437	224

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,679	58,646
Accumulated deficit	(18,971)	(18,827)

Total shareholders’ equity	39,746	39,857

Total liabilities and shareholders’ equity	$52,303	$50,155

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(144)	$(393)
Reconciliation of net loss to cash (used in) provided by operating activities:
Depreciation and amortization	404	413
Compensation costs – stock options	26	153
Provision for losses on accounts receivable	4	3
Gain from disposal of property and equipment	(11)	—
Change in operating assets and liabilities:
Accounts receivable	(2,183)	4,381
Prepaid expenses	(70)	(56)
Other current assets	(215)	(121)
Other assets	(3)	(18)
Accounts payable	1,625	(4,024)
Accrued payroll and other compensation	120	(218)
Accrued income taxes	19	(5)
Other accrued taxes	(85)	(49)
Deferred revenues	279	246
Other liabilities and accrued expenses	35	13
Net cash (used in) provided by operating activities…	(199)	325

Investing activities:
Capital expenditures	(69)	(109)
Proceeds from disposal of property and equipment	11	—
Net cash used in investing activities	(58)	(109)

Financing activities:
Principal payments on capital lease obligations	(14)	—
Contribution to paid-in capital	7	—
Net cash used in investing activities	(7)	—

(Decrease) increase in cash and cash equivalents	(264)	216
Cash and cash equivalents at beginning of year	7,888	7,324
Cash and cash equivalents at end of period	$7,624	$7,540

Significant non-cash investing and financing activities:
Capital lease obligations incurred	$280	$—

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2013

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2012 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2013, and the results of their operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2.  Basic Net Loss per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331.  Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position for both the first quarter ended March 31, 2013 and 2012.  As a result, such dilution would be considered anti-dilutive. Therefore, diluted per share amounts are equal to basic per share amounts for the three ended months March 31, 2013 and 2012. The weighted average number of common shares outstanding assuming dilution for the three ended months March 31, 2013 and 2012 was 4,059,653 and 4,032,229, respectively.

Note 3. Credit Facility

Avalon currently has a $1.0 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%.  The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2013 and December 31, 2012, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon incurred a net loss of $.1 million in the first quarter of 2013 compared with a net loss of $.4 million in the first quarter of 2012. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2013 and 2012.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At March 31, 2013 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2013	760,000
Options forfeited	0
Options cancelled	0
2013 Options granted	0
Total options outstanding at March 31, 2013	760,000
Options Vested	400,000
Options Exercisable	248,000

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:
1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $26,000 and $153,000 for the three months ended March 31, 2013 and 2012, respectively, based upon the estimated fair value calculation. The decrease in compensation expense was due to the fact that during the first quarter of 2012, the predetermined vesting prices of $3.43 and $4.69 for the Avalon common stock were reached for Block 1 and Block 2.  Therefore, any options that had vested in Block 1 and Block 2 became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of March 31, 2013, there was approximately $.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.74 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer.  The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency.  Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, fitness and spa activities and food and beverage sales.  Revenue related to membership dues are recognized proportionately over twelve months.  The unrecognized or deferred revenues at March 31, 2013 and December 31, 2012 were $2.5 million and $2.2 million, respectively.  Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2013, one customer accounted for approximately 19% of Avalon’s consolidated net operating revenues and 22% of the waste management services segment’s net operating revenues. At March 31, 2013, such customer accounted for approximately 22.5% of the consolidated accounts receivable balance. For the three months ended March 31, 2012, one customer accounted for approximately 9% of Avalon’s consolidated net operating revenues and 11% of the waste management services segment’s net operating revenues.

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

	Three Months Ended March 31,
	2013	2012
Net operating revenues from:
Waste management services:
External customers revenues	$12,563	$8,938
Intersegment revenues	—	—
Total waste management services	12,563	8,938

Golf and related operations:
External customers revenues	2,106	2,000
Intersegment revenues	11	10
Total golf and related operations	2,117	2,010

Segment operating revenues	14,680	10,948
Intersegment eliminations	(11)	(10)
Total net operating revenues	$14,669	$10,938

Income (loss) before taxes:
Waste management services	$889	$723
Golf and related operations	(305)	(353)
Segment income before taxes	584	370

Corporate interest income	—	1
Corporate other income, net	9	9
General corporate expenses	(708)	(756)
Loss before taxes	$(115)	$(376)

Interest income:
Waste management services	$—	$—
Golf and related operations	—	—
Corporate	—	1
Total	$—	$1

	March 31, 2013	December 31, 2012
Identifiable assets:
Waste management services	$12,607	$10,341
Golf and related operations	30,500	30,140
Corporate	44,223	44,538
Subtotal	87,330	85,019
Elimination of intersegment receivables	(35,027)	(34,864)
Total	$52,303	$50,155

In comparing the identifiable assets at March 31, 2013 with those at December 31, 2012, the increase in identifiable assets of the waste management services segment of $2.3 million is primarily due to an increase in accounts receivable as a result of higher net operating revenues of the waste brokerage and management services business in the first quarter of 2013 compared with the fourth quarter of 2012. Net operating revenues of the waste brokerage and management services business were $12.0 million in the first quarter of 2013 compared with $9.1 million in the fourth quarter of 2012.

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

Liquidity and Capital Resources

For the first three months of 2013, Avalon utilized existing cash and cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2013 are expected to be in the range of $.5 million to $.7 million.  Such expenditures will principally relate to building improvements and equipment purchases. During the first three months of 2013, capital expenditures for Avalon totaled approximately $.1 million which principally related to the purchase of computer and restaurant equipment.

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

Working capital was $8.3 million at March 31, 2013 compared with $8.1 million at December 31, 2012.

The increase in accounts receivable of $2.2 million at March 31, 2013 compared with December 31, 2012 is primarily due to significantly higher net operating revenues of the waste management services segment in the first quarter of 2013 compared with the fourth quarter of 2012, and to a lesser extent, an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $12.6 million in the first quarter of 2013 compared with $9.7 million in the fourth quarter of 2012.

The increase in other current assets at March 31, 2013 compared with December 31, 2012 is primarily a result of higher inventories of the golf and related operations segment in preparation for the upcoming golf season.

The increase in accounts payable of $1.6 million at March 31, 2013 compared with December 31, 2012 is primarily due to an increase in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly higher net operating revenues of the waste brokerage and management services business in the first quarter of 2013 compared with the fourth quarter of 2012 and the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation is primarily due to bonuses and incentives of the waste brokerage and management services business accrued during the first quarter of 2013, partially offset by the payment of bonuses and incentives in the first quarter of 2013 that were accrued at December 31, 2012.

The increase in deferred revenues of $.3 million at March 31, 2013 compared with December 31, 2012 is due to an increase in the unrecognized or deferred revenues associated with membership dues of the golf and related operations segment. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2013 increased to $14.7 million from $10.9 million in the prior year’s first quarter.  The increase is primarily the result of higher net operating revenues of the waste management services segment. Costs of operations increased to $12.6 million in the first quarter of 2013 compared with $9.0 million in the prior year’s first quarter.  The increase is primarily due to the higher net operating revenues of the waste management services segment, which resulted in higher transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the first quarter of 2013 and 2012. Consolidated selling, general and administrative expenses were approximately $1.9 million in both the first quarter of 2013 and 2012. Avalon recorded a net loss of $.1 million or $.04 per share, in the first quarter of 2013 compared with a net loss of $.4 million or $.10 per share, in the first quarter of 2012.

Performance in the First Quarter of 2013 compared with the First Quarter of 2012

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 42% to $12.6 million in the first quarter of 2013 compared with $8.9 million in the first quarter of the prior year. For the first quarter of 2013, net operating revenues of the waste brokerage and management services business were $12.0 million compared with $8.3 million for the first quarter of 2012, while the net operating revenues of the captive landfill management operations were $.6 million in both the first quarter of 2013 and 2012. During the first quarter of 2013, the waste brokerage and management services business provided a significant amount of managerial, consulting and clerical services for a single customer. The revenues associated with these services amounted to $2.4 million however; the gross margins associated with this type of work were much lower than our traditional waste management services’ margins. In addition, net operating revenues from event work increased approximately 19% while the net operating revenues from continuous or ongoing work increased 10%. Although net operating revenues from event work increased significantly, due of the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bids for some of the larger projects. As a result of the aforementioned items, the overall average gross margins of the waste brokerage and management services business declined to 14.9% in the first quarter of 2013 compared with 19.7 % in the first quarter of the prior year. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter.  Net operating revenues of the captive landfill are primarily dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages and operates the facility.

 Income before taxes for the waste management services segment was $.9 million in the first quarter of 2013 compared with $.7 million in the first quarter of 2012. In the first quarter of 2013, income before taxes of the waste brokerage and management services business was $.8 million compared with $.6 million in the first quarter of 2012. The increase was primarily the result of the higher net operating revenues. Income before taxes of the captive landfill operations was approximately $.1 million in both the first quarter of 2013 and the first quarter of 2012.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses, which provide dining and banquet facilities, tennis, swimming, fitness and spa activities and a travel agency.  Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. The average number of members during the first quarter of 2013 increased to 3,447 compared with 3,217 in the prior year’s first quarter. Also, as a result of weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first quarter of 2013 and 2012. Net operating revenues for the golf and related operations were $2.1 million in the first quarter of 2013 compared with $2.0 million in the first quarter of 2012. The increase in net operating revenues was primarily due additional net operating revenues from membership dues and food and beverage sales.  The golf and related operations segment incurred a loss before taxes of $.3 million in the first quarter of 2013 compared with $.4 million in the first quarter of 2012. The improvement is primarily due to the additional membership dues and food and beverage sales, partially offset by additional employee costs and increases in various operating expenses.

General corporate expenses

General corporate expenses were $.7 million in the first quarter of 2013 compared to $.8 million in the first quarter of 2012.  The decrease is primarily due to decreased stock compensation costs, which were $26,000 in the first quarter of 2013 compared to $153,000 in the first quarter of 2012, partially offset by increased legal fees.  The higher stock compensation costs in the first quarter of 2012 were due to the Avalon Holdings Corporation common stock price reaching certain predetermined vesting prices. As such, certain vested stock options became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012.

Net income

Avalon recorded a net loss of $.1 million in the first quarter of 2013 compared with a net loss of $.4 million in the first quarter of 2012. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2013 and 2012.  The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

A significant portion of Avalon’s business is generated from waste brokerage and management services provided to customers that is not subject to long-term contracts.  In light of current economic, regulatory and competitive conditions, there can be no assurance that Avalon’s current customers will continue to transact business with Avalon at historical levels.  Failure by Avalon to retain its current customers or to replace lost business could adversely impact the future financial performance of Avalon.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities.  The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area.  Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club.  Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge.  Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2013, Avalon has not attained its membership goals.  There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable.  Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations currently hold liquor licenses for their respective facilities.  If, for some reason, any one of these facilities were to lose its liquor license, the financial performance of the golf and related operations would be adversely affected.

In 2011, Avalon entered into lease agreements with an energy company to lease approximately 200 acres of land for the purpose of drilling for oil and gas. Such lease agreements provide for Avalon to receive an initial one-time bonus payment and potential royalty payments in the future. In December 2011, Avalon received initial one-time bonus payments of approximately $.4 million. At this time, the royalty payments associated with these leases are not determinable. Avalon is exploring the possibility of leasing additional acreage at both the Squaw Creek and Sharon clubs.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2013 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of legal proceedings.

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

On May 2, 2013, Avalon reported the voting results from the Annual Meeting held on April 30, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 14, 2013	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)