Form 10-Q
period 2013-06-30
AVALON HOLDINGS CORP
filed 2013-08-13
CIK 1061069

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of August 8, 2013.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net operating revenues	$15,733	$12,609	$30,402	$23,547

Costs and expenses:
Costs of operations	13,038	10,195	25,592	19,231
Depreciation and amortization	405	407	809	820
Selling, general and administrative expenses	1,894	1,781	3,794	3,719
Operating income (loss)	396	226	207	(223)

Other income (expense):
Interest expense	(5)	(4)	(10)	(7)
Interest income	1	1	1	2
Other income, net	97	70	176	145
Income (loss) before income taxes	489	293	374	(83)

Provision for income taxes	30	19	59	36
Net income (loss)	$459	$274	$315	$(119)

Net Income (loss) per share – basic	$.12	$.07	$.08	$(.03)
Net Income (loss) per share – diluted	$.11	$.07	$.08	$(.03)
Weighted average shares outstanding – basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	4,018	4,108	4,039	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$8,567	$7,888
Accounts receivable, net	10,992	9,244
Prepaid expenses	282	287
Refundable income taxes	9	9
Other current assets	983	758
Total current assets	20,833	18,186

Property and equipment, less accumulated depreciation and amortization of $13,025 in 2013 and $12,524 in 2012	24,885	25,177
Leased property under capital leases, less accumulated depreciation and amortization of $3,147 in 2013 and $2,905 in 2012	6,832	6,680
Noncurrent deferred tax assets	8	8
Other assets, net	106	104
Total assets	$52,664	$50,155

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$55	$2
Accounts payable	7,357	6,677
Accrued payroll and other compensation	701	486
Accrued income taxes	14	2
Other accrued taxes	292	303
Deferred revenues	3,079	2,180
Other liabilities and accrued expenses	510	424
Total current liabilities	12,008	10,074

Obligations under capital leases	424	224

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,706	58,646
Accumulated deficit	(18,512)	(18,827)

Total shareholders’ equity	40,232	39,857

Total liabilities and shareholders’ equity	$52,664	$50,155

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$315	$(119)
Reconciliation of income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	809	820
Compensation costs – stock options	53	180
Provision for losses on accounts receivable	8	19
Gain from disposal of property and equipment	(20)	(1)
Change in operating assets and liabilities:
Accounts receivable	(1,756)	3,154
Prepaid expenses	5	(12)
Other current assets	(224)	(193)
Other assets, net	(2)	(21)
Accounts payable	680	(4,097)
Accrued payroll and other compensation	215	(140)
Accrued income taxes	12	(13)
Other accrued taxes	(11)	(92)
Deferred revenues	899	757
Other liabilities and accrued expenses	86	100
Net cash provided by operating activities	1,069	342

Investing activities:
Capital expenditures	(390)	(708)
Proceeds from disposal of property and equipment	20	3
Net cash used in investing activities	(370)	(705)

Financing activities:
Principal payments on capital lease obligations	(27)	—
Contribution to paid-in capital	7	—
Net cash used in financing activities	(20)	—

Increase (decrease) in cash and cash equivalents	679	(363)
Cash and cash equivalents at beginning of year	7,888	7,324
Cash and cash equivalents at end of period	$8,567	$6,961

Significant non-cash investing activities and financing activities:
Capital lease obligations incurred	$280	$—

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2013, and the results of its operations and cash flows for the interim periods presented.

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

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended June 30, 2013 and 2012, the dilutive weighted average number of shares outstanding was 4,018,481 and 4,107,945, respectively. For the six months ended June 30, 2013, the dilutive weighted average number of shares outstanding was 4,038,953. For the six months ended June 30, 2012, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2012 was 4,070,087.

Note 3. Credit Facility

Avalon currently has a $1.0 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%. The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2013 and December 31, 2012, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded net income of $.5 million in the second quarter of 2013 compared with net income of $.3 million in the second quarter of 2012. Avalon recorded a state income tax provision in both the second quarter of 2013 and 2012, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2013 and 2012. The income tax provision recorded for both the second quarter of 2013 and 2012 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon recorded net income of $.3 million for the first six months of 2013 compared with a net loss of $.1 million for the first six months of 2012. Excluding the effect of the state income tax provisions relating to the waste management and brokerage operations, Avalon’s overall effective tax rate was 0% in the first six months of 2013 and 2012. The income tax provision for the first six months of 2013 and the income tax benefit for the first six months of 2012 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At June 30, 2013 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2013	760,000
Options forfeited	0
Options cancelled	0
2013 Options granted	0
Total options outstanding at June 30, 2013	760,000
Options Vested	400,000
Options Exercisable	248,000

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $26,000 and $27,000 for the three months ended June 30, 2013 and 2012, respectively, and $53,000 and $180,000 for the six months ended June 30, 2013 and 2012, respectively, based upon the estimated fair value calculation. The increase in compensation expense for the six months ended June 30, 2012 was due to the fact that during the first quarter of 2012, the predetermined vesting prices of $3.43 and $4.69 for the Avalon common stock were reached for Block 1 and Block 2. Therefore, any options that had vested in Block 1 and Block 2 became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of June 30, 2013, there was approximately $.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.49 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at June 30, 2013 and December 31, 2012 were $3.1 million and $2.2 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2013, one customer accounted for approximately 17.4% of Avalon’s consolidated net operating revenues and 21.4% of the waste management services segment’s net operating revenues. At June 30, 2013, such customer accounted for approximately 18.5% of the consolidated accounts receivable balance. For the six months ended June 30, 2012, no customer accounted for 10% of Avalon’s consolidated net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2013	2012
Net operating revenues from:
Waste management services:
External customers revenues	$12,098	$9,114	$24,661	$18,052
Intersegment revenues	—	1	—	1
Total waste management services	12,098	9,115	24,661	18,053

Golf and related operations:
External customers revenues	3,635	3,495	5,741	5,495
Intersegment revenues	27	28	38	38
Total golf and related operations	3,662	3,523	5,779	5,533

Segment operating revenues	15,760	12,638	30,440	23,586
Intersegment eliminations	(27)	(29)	(38)	(39)
Total net operating revenues	$15,733	$12,609	$30,402	$23,547

Income (loss) before taxes:
Waste management services	$979	$800	$1,868	$1,523
Golf and related operations	153	91	(152)	(262)
Segment income before taxes	1,132	891	1,716	1,261
Corporate interest income	1	1	1	2
Corporate other income, net	9	8	18	17
General corporate expenses	(653)	(607)	(1,361)	(1,363)
Income (loss) before taxes	$489	$293	$374	$(83)

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	1	1	1	2
Total	$1	$1	$1	$2

	June 30, 2013	December 31, 2012
Identifiable assets:
Waste management services	$12,040	$10,341
Golf and related operations	30,883	30,140
Corporate	45,053	44,538
Subtotal	87,976	85,019
Elimination of intersegment receivables	(35,312)	(34,864)
Total	$52,664	$50,155

In comparing the identifiable assets at June 30, 2013 with those at December 31, 2012, the increase in identifiable assets of the waste management services segment of $1.7 million is primarily due to an increase in accounts receivable as a result of higher net operating revenues of the waste brokerage and management services business in the second quarter of 2013 compared with the fourth quarter of 2012. Net operating revenues of the waste brokerage and management services business were $11.5 million in the second quarter of 2013 compared with $9.1 million in the fourth quarter of 2012. The increase in identifiable assets of the golf and related operations segment of $.7 million is primarily due to an increase in accounts receivable at June 30, 2013 compared with December 31, 2012 as a result of increased net operating revenues in the second quarter of 2013 compared to the fourth quarter of 2012. Net operating revenues of the golf and related operations segment were $3.7 million in the second quarter of 2013 compared with $2.5 million in the fourth quarter of 2012.

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

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements’. Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon’s reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

For the first six months of 2013, Avalon utilized cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2013 are expected to be in the range of $.7 million to $1.0 million. Such expenditures will principally relate to purchases of equipment for the golf and related operations, computer equipment and furniture and fixtures. During the first six months of 2013, capital expenditures for Avalon totaled approximately $.4 million, which principally related to purchases of equipment for the golf and related operations, computer equipment and furniture and fixtures.

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

Working capital was $8.8 million at June 30, 2013 compared with $8.1 million at December 31, 2012.

The increase in accounts receivable at June 30, 2013 compared with December 31, 2012 is primarily due to higher net operating revenues of both the waste management services segment and the golf and related operations segment in the second quarter of 2013 compared with the fourth quarter of 2012. The waste management services segment recorded net operating revenues of $12.1 million in the second quarter of 2013 compared with $9.7 million in the fourth quarter of 2012, while the golf and related operations segment recorded net operating revenues of $3.7 million in the second quarter of 2013 compared with $2.5 million in the fourth quarter of 2012.

The increase in other current assets at June 30, 2013 compared with December 31, 2012 is primarily due to higher food and beverage and merchandise inventories for the golf and related operations segment during the golf season.

The increase in accounts payable at June 30, 2013 compared with December 31, 2012 is primarily due to an increase in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly higher net operating revenues of the waste brokerage and management services business in the second quarter of 2013 compared with the fourth quarter of 2012 and the timing of payments to vendors in the ordinary course of business. In addition, the accounts payable of the golf and related operations segment increased at June 30, 2013 compared with December 31, 2012 as a result of merchandise inventory purchases for the pro shops.

The increase in accrued payroll and other compensation is primarily due to accrued bonuses and incentives of the waste brokerage and management services business in the second quarter of 2013 compared with those accrued at December 31, 2012.

The increase in deferred revenues at June 30, 2013 compared with December 31, 2012 is a result of an increase in the number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $3.1 million at June 30, 2013 compared with $2.2 million at December 31, 2012.

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

Due to the increase of oil and gas drilling in the Marcellus Shale and Utica Shale regions located in northeast Ohio and western Pennsylvania, Avalon purchased options on a number of properties for the purpose of drilling salt water injection wells for the disposal of the brine waters from the oil and gas drilling. In December 2011, Avalon submitted two applications for permits to the Ohio Department of Natural Resources (the “ODNR”) to drill and operate salt water injection wells. The ODNR reviewed the permits and on July 18, 2013, issued Avalon two permits to drill, construct and operate two salt water injection wells. Avalon is currently reviewing the installation requirements and costs to drill and construct the salt water injection facility in accordance with the permits issued by the ODNR.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2013 increased to $15.7 million from $12.6 million in the prior year’s second quarter. The increase is primarily the result of an increase in the net operating revenues of the waste management services segment. Costs of operations increased to $13.0 million in the second quarter of 2013 compared with $10.2 million in the prior year’s second quarter. Such increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in additional transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the second quarter of 2013 and 2012. Consolidated selling, general and administrative expenses increased to $1.9 million in the second quarter of 2013 compared with $1.8 million in the second quarter of 2012 primarily due to an increase in sales and management bonus incentives of the waste management services segment. Avalon recorded net income of $.5 million, or $.12 per share, in the second quarter of 2013 compared with net income of $.3 million or $.07 per share, in the second quarter of 2012.

For the first six months of 2013, net operating revenues increased to $30.4 million from $23.5 million for the first six months of 2012. The increase is primarily the result of an increase in the net operating revenues of the waste management services segment. Costs of operations were $25.6 million for the first six months of 2013 compared with $19.2 million for the first six months of 2012. Such increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in additional transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.8 million for both the first six months of 2013 and 2012. Consolidated selling, general and administrative expenses increased to $3.8 million for the first six months of 2013 compared with $3.7 million for the first six months of 2012 primarily due to an increase in sales and management bonus incentives of the waste management services segment. Avalon recorded net income of $.3 million, or $.08 per share, for the first six months of 2013 compared with a net loss of $.1 million, or $.03 per share, for the first six months of 2012.

Performance in the Second Quarter of 2013 compared with the Second Quarter of 2012

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 33% to $12.1 million in the second quarter of 2013 compared with $9.1 million in the second quarter of the prior year. For the second quarter of 2013, net operating revenues of the waste brokerage and management services business were $11.5 million compared with $8.5 million in the second quarter of 2012, while the net operating revenues of the captive landfill management operations were $.6 million in both the second quarter of 2013 and 2012. In the second quarter of 2013, the waste brokerage and management services business provided a significant amount of managerial, consulting and clerical services for a single customer. The revenues associated with these services amounted to $2.5 million however; the gross margins associated with this type of work were much lower than our traditional waste management services’ margins. Additionally, net operating revenues relating to event work or one-time projects increased almost 37%, while net operating revenues from continuous or ongoing work decreased 8%. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. Although net operating revenues from event work increased significantly, due to the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bids for some of the larger projects. Net operating revenues of the captive landfill are primarily dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages and operates the facility. As mentioned earlier, the net operating revenues of the captive landfill operations were flat in comparing the second quarter of 2013 with the prior year quarter.

Due to the increase in net operating revenues, income before taxes for the waste management services segment increased to $1.0 million in the second quarter of 2013 compared with $.8 million in the second quarter of the prior year. Income before taxes of the waste brokerage and management services business increased to $.9 million for the second quarter of 2013 compared with $.7 million for the second quarter of 2012 primarily as a result of higher net operating revenues. However, due to the aforementioned items regarding gross margins, the average gross margins of the waste brokerage and management services business declined to 16.4% in the second quarter of 2013 compared with 20.5 % in the second quarter of the prior year. Income before taxes of the captive landfill operations was $.1 million in both the second quarter of 2013 and in the prior year quarter.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the second quarter of 2013 increased to 3,653 compared with 3,378 in the prior year’s second quarter. Net operating revenues for the golf and related operations were $3.7 million in the second quarter of 2013 compared with $3.5 million in the second quarter of the prior year. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from greens fees, cart rentals, membership dues, food and beverage sales and merchandise sales. Income before taxes of the golf and related operations segment was $.2 million in the second quarter of 2013 compared with income before taxes of $.1 million in the second quarter of 2012. The increase was primarily the result of increased revenues from membership dues.

Interest income

Interest income was $1,000 in both the second quarter of 2013 and the second quarter of 2012.

Other income, net

Other income, net was $97,000 in the second quarter of 2013 compared with $70,000 in the second quarter of 2012.

General corporate expenses

General corporate expenses were $.7 million in the second quarter of 2013 compared with $.6 million in the second quarter of 2012. The increase was primarily the result of increased employee costs.

Net income

Avalon recorded net income of $.5 million in the second quarter of 2013 compared with net income of $.3 million in the second quarter of 2012. Avalon recorded a state income tax provision in both the second quarter of 2013 and 2012, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2013 and 2012. The income tax provision recorded for the second quarter of 2013 and 2012 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2013 compared with the first six months of 2012

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $24.7 million in the first six months of 2013 compared with $18.1 million in the first six months of the prior year. For the first six months of 2013, net operating revenues of the waste brokerage and management services business were $23.5 million compared with $16.8 million for the first six months of 2012, while the net operating revenues of the captive landfill management operations were $1.2 million in the first six months of 2013 compared with $1.3 million in the first six months of 2012. In the second quarter of 2013, the waste brokerage and management services business provided a significant amount of managerial, consulting and clerical services for a single customer. The revenues associated with these services amounted to $4.9 million however; as mentioned previously the gross margins associated with this type of work were much lower than our traditional waste management services’ margins. In addition, net operating revenues event work or one-time projects increased almost 30%, while net operating revenues from continuous or ongoing work increased only slightly. Although net operating revenues from event work increased significantly, due to the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bids for some of the larger projects. The net operating revenues of the captive landfill operations decreased due to lower volumes of waste disposed of at the landfill. The volume of waste disposed of is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income before taxes for the waste management services segment increased to $1.9 million in the first six months of 2013 compared with $1.5 million in the first six months of the prior year. The increase is primarily due to the increase in net operating revenues of the waste brokerage and management services business. Income before taxes of the waste brokerage and management services business increased to $1.6 million for the first six months of 2013 compared with $1.3 million for the first six months of 2012 primarily as a result of the higher net operating revenues. However, due to the aforementioned items regarding gross margins, the average gross margins of the waste brokerage and management services business declined to 15.6% for the first six months of 2013 compared with 20.1 % for the six months of 2012. Income before taxes of the captive landfill operations was $.3 million in the first six months of 2013 compared with $.2 million in the first six months of 2012. The increase was primarily due to dryer weather conditions, which required less equipment to handle the waste.

Net operating revenues of the golf and related operations segment were $5.8 million in the first six months of 2013 compared with $5.5 million in the first six months of 2012. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2013 and 2012. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from greens fees, cart rentals, membership dues, food and beverage sales and merchandise sales. The average number of members during the first six months of 2013 was 3,550 compared with 3,298 in the prior year’s first six months. The golf and related operations segment incurred a loss before taxes of $.2 million for the six months ended June 30, 2013 compared with a loss before taxes of $.3 million for the six months ended June 30, 2012. The improvement was primarily due to the higher net operating revenues from membership dues.

Interest income

Interest income was $1,000 in the first six months of 2013 compared with $2,000 in the first six months of 2012. The decrease is primarily due to lower average investment rates.

Other income, net

Other income, net was $.2 million in the first six months of 2013 compared with $.1 million in the first six months of 2012.

General corporate expenses

General corporate expenses were $1.4 million in both the first six months of 2013 and 2012.

Net income

Avalon recorded net income of $.3 million in the first six months of 2013 compared with a net loss of $.1 million in the first six months of the prior year. Avalon recorded a state income tax provision in the first six months of 2013 and 2012, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first six months of 2013 and 2012. The income tax provision for the first six months of 2013 and the income tax benefit for the first six months of 2012 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult. Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of June 30, 2013, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2013 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 2, 2013, reported the voting results from the Annual Meeting held on April 30, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 13, 2013	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)