Form 10-Q
period 2013-09-30
AVALON HOLDINGS CORP
filed 2013-11-13
CIK 1061069

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 11, 2013.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net operating revenues	$16,386	$13,230	$46,788	$36,777

Costs and expenses:
Costs of operations	13,432	10,963	39,024	30,194
Depreciation and amortization	408	406	1,217	1,226
Selling, general and administrative expenses	2,145	1,815	5,939	5,534
Operating income (loss)	401	46	608	(177)

Other income (expense):
Interest expense	(6)	(3)	(16)	(10)
Interest income	—	—	1	2
Other income, net	56	57	232	202
Income before income taxes	451	100	825	17

Provision for income taxes	36	13	95	49
Net income (loss)	$415	$87	$730	$(32)

Net income (loss) per share – basic	$.11	$.02	$.19	$(.01)
Net income (loss) per share – diluted	$.10	$.02	$.18	$(.01)

Weighted average shares outstanding – basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	4,103	4,041	4,060	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$8,618	$7,888
Accounts receivable, net	11,282	9,244
Prepaid expenses	337	287
Refundable income taxes	9	9
Other current assets	877	758
Total current assets	21,123	18,186

Property and equipment, less accumulated depreciation and amortization of $13,307 in 2013 and $12,524 in 2012	24,908	25,177
Leased property under capital leases, less accumulated depreciation and amortization of $3,271 in 2013 and $2,905 in 2012	6,832	6,680
Noncurrent deferred tax asset	8	8
Other assets, net	108	104
Total assets	$52,979	$50,155

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$55	$2
Accounts payable	7,634	6,677
Accrued payroll and other compensation	804	486
Accrued income taxes	34	2
Other accrued taxes	228	303
Deferred revenues	2,622	2,180
Other liabilities and accrued expenses	501	424
Total current liabilities	11,878	10,074

Obligations under capital leases	411	224

Shareholders’ Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,749	58,646
Accumulated deficit	(18,097)	(18,827)

Total shareholders’ equity	40,690	39,857

Total liabilities and shareholders’ equity	$52,979	$50,155

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$730	$(32)
Reconciliation of income (loss) to cash provided by operating activities:
Depreciation and amortization	1,217	1,226
Compensation costs – stock options	96	206
Provision for losses on accounts receivable	15	54
Gain from disposal of property and equipment	(20)	(4)
Change in operating assets and liabilities:
Accounts receivable	(2,053)	2,941
Prepaid expenses	(50)	(57)
Other current assets	(119)	(112)
Other assets, net	(4)	(13)
Accounts payable	957	(3,591)
Accrued payroll and other compensation	318	(93)
Accrued income taxes	32	(17)
Other accrued taxes	(75)	(52)
Deferred revenues	442	381
Other liabilities and accrued expenses	77	(16)
Net cash provided by operating activities	1,563	821

Investing activities:
Capital expenditures	(820)	(1,309)
Proceeds from disposal of property and equipment	20	40
Net cash used in investing activities	(800)	(1,269)

Financing activities:
Principal payments on capital lease obligations	(40)	—
Contribution to paid-in capital	7	—
Net cash used in financing activities	(33)	—

Increase (decrease) in cash and cash equivalents	730	(448)
Cash and cash equivalents at beginning of year	7,888	7,324
Cash and cash equivalents at end of period	$8,618	$6,876

Significant non-cash investing activities and financing activities:
Capital lease obligations incurred	$280	$—

See accompanying notes to condensed consolidated financial statements.

 AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2013, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued. (See Note 8.)

Note 2. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended September 30, 2013 and 2012, the dilutive weighted average number of shares outstanding was 4,102,594 and 4,041,472, respectively. For the nine months ended September 30, 2013, the dilutive weighted average number of shares outstanding was 4,060,401. For the nine months ended September 30, 2012, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2012 was 4,060,471

Note 3. Credit Facility

Avalon currently has a $1.0 million unsecured line of credit agreement with The Huntington National Bank. Avalon has never borrowed monies under the line of credit. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%. The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At September 30, 2013 and December 31, 2012, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon recorded net income of $.4 million in the third quarter of 2013 compared with net income of $.1 million in the third quarter of 2012. Avalon recorded a state income tax provision in both the third quarter of 2013 and 2012, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2013 and 2012. The income tax provision recorded for both the third quarter of 2013 and 2012 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon recorded net income of $.7 million for the first nine months of 2013 compared with a net loss of $32,000 for the first nine months of 2012. Excluding the effect of the state income tax provisions relating to the waste management and brokerage operations, Avalon’s overall effective tax rate was 0% in the first nine months of 2013 and 2012. The income tax provision for the first nine months of 2013 and 2012 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations beginning in 2014. Management is currently assessing the impact of the regulations and does not expect they will have a material impact on Avalon’s financial statements.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At September 30, 2013 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2013	760,000
Options forfeited	0
Options cancelled	0
2013 Options granted	0
Total options outstanding at September 30, 2013	760,000
Options Vested	400,000
Options Exercisable	304,000

Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was $44,000 and $26,000 for the three months ended September 30, 2013 and 2012, respectively, and $96,000 and $206,000 for the nine months ended September 30, 2013 and 2012, respectively, based upon the estimated fair value calculation. The increase in compensation expense for the three months ended September 30, 2013 was due to the fact that during the third quarter of 2013, the predetermined vesting price of $4.69 for the Avalon common stock was reached for certain options vested in Block 2. Therefore, any vested options in Block 2 became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the third quarter of 2013. The decrease in compensation expense for the nine months ended September 30, 2013 was primarily due to the fact that during the first quarter of 2012, the predetermined vesting prices of $3.43 and $4.69 for the Avalon common stock were reached for Block 1 and Block 2 and any options that had vested in Block 1 and Block 2 at that time became exercisable and the remaining compensation expense relating to those exercisable options was recognized in the first quarter of 2012. As previously mentioned above, the nine months ended September 30, 2013 also included additional compensation expense, but to a lesser extent than in 2012, due to the Avalon common stock reaching the predetermined vesting price for Block 2. The deferred tax benefit recorded was offset by an increase to the valuation allowance. As of September 30, 2013, there was approximately $.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.24 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at September 30, 2013 and December 31, 2012 were $2.6 million and $2.2 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2013, one customer accounted for approximately 14.2% of Avalon’s consolidated net operating revenues and 18.9% of the waste management services segment’s net operating revenues. At September 30, 2013, such customer accounted for approximately 15% of the consolidated accounts receivable balance. For the nine months ended September 30, 2012, one customer accounted for 9% of Avalon’s consolidated net operating revenues and 12% of the waste management services segment’s net operating revenues to external customers.

.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues from:
Waste management services:
External customers revenues	$12,487	$9,561	$37,148	$27,613
Intersegment revenues	—	—	—	1
Total waste management services	12,487	9,561	37,148	27,614

Golf and related operations:
External customers revenues	3,899	3,669	9,640	9,164
Intersegment revenues	13	26	51	64
Total golf and related operations	3,912	3,695	9,691	9,228

Segment operating revenues	16,399	13,256	46,839	36,842
Intersegment eliminations	(13)	(26)	(51)	(65)
Total net operating revenues	$16,386	$13,230	$46,788	$36,777

Income (loss) before taxes:
Waste management services	$1,064	$680	$2,932	$2,203
Golf and related operations	170	87	18	(175)
Segment income before taxes	1,234	767	2,950	2,028
Corporate interest income	—	—	1	2
Corporate other income, net	8	8	26	25
General corporate expenses	(791)	(675)	(2,152)	(2,038)
Income (loss) before taxes	$451	$100	$825	$17

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	—	—	1	2
Total	$—	$—	$1	$2

	September 30, 2013	December 31, 2012
Identifiable assets:
Waste management services	$13,456	$10,341
Golf and related operations	30,317	30,140
Corporate	44,779	44,538
Subtotal	88,552	85,019
Elimination of intersegment receivables	(35,573)	(34,864)
Total	$52,979	$50,155

In comparing the significant changes in identifiable assets at September 30, 2013 with those at December 31, 2012, the increase in identifiable assets of the waste management services segment of $3.1 million is primarily due to an increase in accounts receivable of the waste brokerage and management services business as a result of higher net operating revenues of the waste brokerage and management services business in the third quarter of 2013 compared with the fourth quarter of 2012. Net operating revenues of the waste brokerage and management services business were $11.9 million in the third quarter of 2013 compared with $9.1 million in the fourth quarter of 2012.

Note 8. Subsequent Event

Avalon has created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, will offer investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, will be used to construct the facilities necessary for the operation of salt water injection wells. American Water Management Services, LLC, a wholly owned subsidiary of Avalon, will manage the operations, be responsible for the marketing and sales function and make all the decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offerings, Avalon may not be the majority owner of AWMS Holdings, LLC; however, due to the managerial control of American Water Management Services, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries will be included in the Avalon consolidated financial statements.

On July 18, 2013 Avalon, through a wholly owned subsidiary, received two permits to drill, construct and operate two salt water injection wells. AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate the two salt water injection wells mentioned above.

In October 2013, AWMS began accepting subscriptions, through a private placement offering to accredited investors, for the purchase of membership units in AWMS Holdings, LLC. With the monies raised in the private placement offering and internally contributed capital, AWMS Holdings, LLC has enough capital to complete construction of both salt water injection wells and related facilities. The wells are expected to be operational in January 2014.

It is the intent of AWMS Holdings, LLC to acquire or construct additional salt water injection wells, if business conditions warrant such opportunities.

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

Liquidity and Capital Resources

For the first nine months of 2013, Avalon utilized cash provided from operations to fund capital expenditures and meet operating needs.

Avalon’s aggregate capital expenditures in 2013 for the current business operations are expected to be in the range of $1.3 million to $1.6 million. Such expenditures will principally relate to purchases of equipment, computer equipment and furniture and fixtures. During the first nine months of 2013, capital expenditures, including capitalized leases, for Avalon totaled approximately $1.1million, which principally related to purchases of equipment, computer equipment and furniture and fixtures.

In September 2013, Avalon began construction of two salt water injection wells. The additional costs to drill the wells and construct the related facilities are estimated to be $5 million. Avalon will pay for the construction of the salt water injection wells with internally contributed capital and monies raised through a private placement offering of membership units to accredited investors in a newly created Ohio limited liability corporation.

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

Working capital was $9.2 million at September 30, 2013 compared with $8.1 million at December 31, 2012.

The increase in accounts receivable of $2.0 million at September 30, 2013 compared with December 31, 2012 is primarily due to higher net operating revenues of the waste management services segment and to a lesser extent, higher net operating revenues of the golf and related operations segment in the third quarter of 2013 compared with the fourth quarter of 2012. The waste management services segment recorded net operating revenues of $12.5 million in the third quarter of 2013 compared with $9.7 million in the fourth quarter of 2012, while the golf and related operations segment recorded net operating revenues of $3.9 million in the third quarter of 2013 compared with $2.5 million in the fourth quarter of 2012.

The increase in other current assets at September 30, 2013 compared with December 31, 2012 is primarily due to higher food and beverage and merchandise inventories for the golf and related operations segment during the golf season.

The increase in accounts payable at September 30, 2013 compared with December 31, 2012 is primarily due to an increase in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly higher net operating revenues of the waste brokerage and management services business in the third quarter of 2013 compared with the fourth quarter of 2012 and the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation is primarily due to an increase in the amount of accrued bonuses and incentives of the waste brokerage and management services business in the third quarter of 2013 compared with those accrued at December 31, 2012 due to higher net operating revenues. In addition, accrued payroll was higher due to an increase in the number of days accrued at September 30, 2013 compared with December 31, 2012 for the golf and related operations.

The increase in deferred revenues at September 30, 2013 compared with December 31, 2012 is a result of an increase in the number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.6 million at September 30, 2013 compared with $2.2 million at December 31, 2012.

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

Avalon has created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, will offer investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, will be used to construct the facilities necessary for the operation of salt water injection wells. American Water Management Services, LLC, a wholly owned subsidiary of Avalon, will manage the operations, be responsible for the marketing and sales function and make all the decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offerings, Avalon may not be the majority owner of AWMS Holdings, LLC; however, due to the managerial control of American Water Management Services, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries will be included in the Avalon consolidated financial statements.

AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate the two salt water injection wells mentioned above.

In October 2013, AWMS began accepting subscriptions, through a private placement offering to accredited investors, for the purchase of membership units in AWMS Holdings, LLC. With the monies raised in the private placement offering and internally contributed capital, AWMS Holdings, LLC has enough capital to complete construction of both salt water injection wells and related facilities. The wells are expected to be operational in January 2014.

            It is the intent of AWMS Holdings, LLC to acquire or construct additional salt water injection wells, if business conditions warrant such opportunities.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2013 increased to $16.4 million from $13.2 million in the prior year’s third quarter. The increase is primarily the result of an increase in the net operating revenues of the waste management services segment. Costs of operations increased to $13.4 million in the third quarter of 2013 compared with $11.0 million in the prior year’s third quarter. Such increase is primarily due to the increase in net operating revenues of the waste management services segment, which resulted in additional transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the third quarter of 2013 and 2012. Consolidated selling, general and administrative expenses increased to $2.1 million in the third quarter of 2013 compared with $1.8 million in the third quarter of 2012 primarily due to an increase in sales and management bonus incentives of the waste management services segment. Avalon recorded net income of $.4 million, or $.11 per share, in the third quarter of 2013 compared with net income of $.1 million or $.02 per share, in the third quarter of 2012.

For the first nine months of 2013, net operating revenues increased to $46.8 million from $36.8 million for the first nine months of 2012. The increase is primarily the result of higher net operating revenues of the waste management services segment. Costs of operations were $39.0 million for the first nine months of 2013 compared with $30.2 million for the first nine months of 2012. Such increase is primarily due to the increased net operating revenues of the waste management services segment, which resulted in additional transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.2 million for both the first nine months of 2013 and 2012. Consolidated selling, general and administrative expenses increased to $5.9 million for the first nine months of 2013 compared with $5.5 million for the first nine months of 2012 primarily due to an increase in sales and management bonus incentives of the waste management services segment. Avalon recorded net income of $.7 million, or $.19 per share, for the first nine months of 2013 compared with a net loss of $32,000, or $.01 per share, for the first nine months of 2012.

Performance in the Third Quarter of 2013 compared with the Third Quarter of 2012

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 30% to $12.5 million in the third quarter of 2013 compared with $9.6 million in the third quarter of the prior year. For the third quarter of 2013, net operating revenues of the waste brokerage and management services business were $11.9 million compared with $9.1 million in the third quarter of 2012, while the net operating revenues of the captive landfill management operations were $.6 million in the third quarter of 2013 compared with $.5 million in the third quarter of 2012. In the third quarter of 2013, net operating revenues relating to event work or one-time projects increased by approximately 101% due to a number of large event projects being started and completed during the quarter. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. Additionally, the waste brokerage and management services business provided a significant amount of managerial, consulting and clerical services for a single customer. The revenues associated with these services amounted to $1.3 million however; the gross margins associated with this type of work were much lower than our traditional waste brokerage and management services’ margins. Net operating revenues of the captive landfill are primarily dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages and operates the facility. The net operating revenues of the captive landfill operations increased slightly due to higher volumes of waste generated by the owner of the landfill in the third quarter of 2013 compared with the prior year quarter.

As a result of the increase in net operating revenues, income before taxes for the waste management services segment increased to $1.1 million in the third quarter of 2013 compared with $.7 million in the third quarter of the prior year. Income before taxes of the waste brokerage and management services business increased to $1.0 million for the third quarter of 2013 compared with $.6 million for the third quarter of 2012 primarily as a result of the higher net operating revenues. Although the gross margins associated with the managerial services, consulting and clerical services and some of the event work were lower than the traditional gross margins, the average gross margins during the third quarter of 2013 increased slightly to 17.8% compared with 17.4% for the prior year third quarter. This was primarily due to higher average gross margins of the continuous work and most of the smaller event work projects. Income before taxes of the captive landfill operations was $.1 million in both the third quarter of 2013 and in the prior year quarter.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the third quarter of 2013 increased to 3,696 compared with 3,421 in the prior year’s third quarter. Net operating revenues for the golf and related operations were $3.9 million in the third quarter of 2013 compared with $3.7 million in the third quarter of the prior year. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from greens fees, membership dues, food and beverage sales and merchandise sales. Income before taxes of the golf and related operations segment was $.2 million in the third quarter of 2013 compared with income before taxes of $.1 million in the third quarter of 2012. The increase was primarily the result of increased revenues from membership dues and greens fees.

General corporate expenses

General corporate expenses were $.8 million in the third quarter of 2013 compared with $.7 million in the third quarter of 2012. The increase was primarily the result of increased employee costs and legal expenses.

Net income

Avalon recorded net income of $.4 million in the third quarter of 2013 compared with net income of $.1 million in the third quarter of 2012. Avalon recorded a state income tax provision in both the third quarter of 2013 and 2012, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2013 and 2012. The income tax provision recorded for the third quarter of 2013 and 2012 was offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2013 compared with the first nine months of 2012

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $37.1 million in the first nine months of 2013 compared with $27.6 million in the first nine months of the prior year. For the first nine months of 2013, net operating revenues of the waste brokerage and management services business were $35.4 million compared with $25.8 million for the first nine months of 2012, while the net operating revenues of the captive landfill management operations were $1.7 million in the first nine months of 2013 compared with $1.8 million in the first nine months of 2012. For the first nine months of 2013, the waste brokerage and management services business provided a significant amount of managerial, consulting and clerical services for a single customer. The revenues associated with these services amounted to $6.2 million however; as mentioned previously the gross margins associated with this type of work were much lower than our traditional waste brokerage and management services’ margins. In addition, net operating revenues relating to event work or one-time projects increased almost 53%. Although net operating revenues from event work increased significantly, due to the competitiveness in the bidding process for large event work, lower gross margins were needed to win the bids for some of the larger projects. The net operating revenues of the captive landfill operations decreased slightly due to lower volumes of waste disposed of at the landfill. The volume of waste disposed of is entirely dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages the facility.

Income before taxes for the waste management services segment increased to $2.9 million in the first nine months of 2013 compared with $2.2 million in the first nine months of the prior year. The increase is primarily due to the increase in net operating revenues of the waste brokerage and management services business. Income before taxes of the waste brokerage and management services business increased to $2.6 million for the first nine months of 2013 compared with $1.9 million for the first nine months of 2012 primarily as a result of the higher net operating revenues. However, due to the aforementioned items regarding gross margins, the average gross margins of the waste brokerage and management services business declined to 16.4% for the first nine months of 2013 compared with 19.2 % for the first nine months of 2012. Income before taxes of the captive landfill operations was $.3 million in both the first nine months of 2013 and 2012.

Net operating revenues of the golf and related operations segment were $9.7 million in the first nine months of 2013 compared with $9.2 million in the first nine months of 2012. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2013 and 2012. The higher net operating revenues were primarily attributed to the increase in the number of members, which resulted in an increase in the net operating revenues from greens fees, membership dues, food and beverage sales and merchandise sales. The average number of members during the first nine months of 2013 was 3,599 compared with 3,339 in the prior year’s first nine months. The golf and related operations segment recorded income before taxes of $18,000 for the first nine months of 2013 compared with a loss before taxes of $175,000 for the first nine months of 2012. The improvement was primarily due to the higher net operating revenues from membership dues greens fees.

Interest income

Interest income was $1,000 in the first nine months of 2013 compared with $2,000 in the first nine months of 2012. The decrease is primarily due to lower average investment rates.

General corporate expenses

General corporate expenses were $2.1 million in the first nine months of 2013 compared with $2.0 million in the first nine months of 2012. The increase is the net result of changes in various administrative expenses, none of which were significant.

Net income

Avalon recorded net income of $.7 million in the first nine months of 2013 compared with a net loss of $32,000 in the first nine months of the prior year. Avalon recorded a state income tax provision in the first nine months of 2013 and 2012, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first nine months of 2013 and 2012. The income tax provision for the first nine months of 2013 and 2012 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been difficult. Although Avalon has been able to retain and increase the overall number of members of the Avalon Golf and Country Club, as of September 30, 2013, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2013 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)     Reports on Form 8-K

September 19, 2013 Announced estimated costs and commencement of construction of saltwater injection wells and facilities.

October 22, 2013 Announced private placement offering of membership units to accredited investors in newly formed limited liability corporation to raise capital for construction of saltwater injection wells and facilities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 13, 2013	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)