Form 10-K
period 2013-12-31
AVALON HOLDINGS CORP
filed 2014-03-25
CIK 1061069

2013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer	Smaller reporting company _X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 18, 2014 was $16.9 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 18, 2014 was approximately $6,100. The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of March 18, 2014.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2013 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2013 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a former subsidiary of AWS and now a subsidiary of Avalon, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. The corporate headquarters and ALGI were contributed to Avalon by AWS. The Avalon corporate headquarters building includes a clubhouse, restaurant, golf simulators and a pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

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

      In June 2011, American Water Management Services, LLC was formed to acquire options on properties for the purpose of operating salt water injection wells. American Water Management Services, LLC will manage all the salt water injection well operations, be responsible for the marketing and sales function and make all the decisions regarding the well operations for a percentage of the gross revenues.

In August 2013, Avalon created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, will offer investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, will be used to construct the facilities necessary for the operation of salt water injection wells. American Water Management Services, LLC, a wholly owned subsidiary of Avalon, will manage the operations, be responsible for the marketing and sales function and make all the decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offerings, Avalon may not be the majority owner of AWMS Holdings, LLC; however, due to the managerial control of American Water Management Services, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries will be included in the Avalon consolidated financial statements.

In August 2013, AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. At December 31, 2013, the two saltwater wells and related facilities were being constructed. The wells are expected to be operational by the end of the first quarter of 2014.

Business Segments Information

       Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services and captive landfill management operations. Once operational, the salt water injection well operations will be included in the waste management services segment. The golf and related operations segment includes the operation and management of golf courses, fitness centers, tennis, spa services, dining and banquet facilities and a travel agency. In 2013 and 2012, one customer of the waste management services segment, Shell Western Exploration and Production, Inc., accounted for 17% and 14%, respectively, of the waste management services segment’s net operating revenues to external customers and 13% and 10%, respectively, of the consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste brokerage and management services and captive landfill management services. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2013 and 2012, the net operating revenues of the waste management services segment represented approximately 79% and 76%, respectively, of Avalon’s total segments’ net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities and a travel agency. For the years 2013 and 2012, the net operating revenues of the golf and related operations segment represented approximately 21% and 24%, respectively, of Avalon’s total segments’ net operating revenues.

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

    Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2013, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Insurance

Avalon carries $11,000,000 of liability insurance coverage. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverage. Avalon also carries $5,000,000 of liability insurance for the golf courses and related operations which maintain separate insurance coverage. Avalon carries comprehensive property damage coverage and, also, professional liability insurance for its fitness, swimming and spa activities. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2013, Avalon had 285 employees, 31 of whom were employed by the waste management services segment, 229 of whom were employed by the golf and related operations and 25 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Saltwater Disposal Wells

 The saltwater disposal business is a startup business for Avalon. Avalon has no history of operating saltwater disposal wells, although Avalon has successfully operated waste disposal facilities and waste brokering businesses for over 20 years. To be successful, Avalon must, among other things, acquire and/or develop and construct disposal wells; attract and maintain customers; provide disposal services at attractive prices; and respond to competitive developments. The failure to do so could have a material adverse effect on the business and financial results of Avalon.

     Currently, there are relatively few saltwater disposal wells in Ohio; however, because of the recent increase in the use of hydrofracturing in both Pennsylvania and Ohio, the need for saltwater disposal wells has increased substantially and it is likely that the number of saltwater disposal wells being permitted and constructed will increase. As such, the price charged to customers to dispose of the saltwater brine may fluctuate with the increase in competition. In addition, alternative methods for the disposal of saltwater brine may be developed. Both a price decline and/or alternative methods for the disposal of saltwater brine could adversely impact the financial results of Avalon.

      Saltwater disposal wells are regulated by the Ohio Department of Natural Resources (“ODNR”), with portions of the disposal facilities regulated by the Ohio EPA. As exploitation of the Marcellus and Utica shale formations by the hydrofracturing process develops, regulatory and public awareness of the environmental risks of saltwater brine and its disposal in saltwater disposal wells is growing and consequently, it is expected that regulation governing the construction and operation of saltwater disposal wells will increase in scope and complexity. Increased regulation may result in increased construction and/or operating costs, which could adversely affect the financial results of Avalon.

     There is a continuing risk during the saltwater disposal well’s operation of an environmental event causing contamination to the water tables in the surrounding area, or seismic events similar to the one that occurred in the Youngstown, Ohio area. The occurrence of a spill or contamination at a disposal well site could result in remedial expenses and/or result in the operations at the well site being suspended and/or terminated by the Ohio EPA or the ODNR. Incurring remedial expenses and /or a suspension or termination of Avalon’s right to operate one or more saltwater disposal wells at the well site could have an adverse effect on Avalon’s financial results.

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

Golf Memberships and Liquor Licenses

      The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. In addition, the Squaw Creek facility has tennis courts and the Sharon facility offers spa services. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2013, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2013.

ITEM 2.   PROPERTIES

Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the Avalon Lakes Golf Course. The corporate and administrative offices of ALMI, AWMS and all the golf operations are located at the headquarters building of Avalon in Warren, Ohio. Avalon’s corporate headquarters building also includes a clubhouse, restaurant, golf simulators and a pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

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

AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located.

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

ITEM 4.   MINE SAFETY DISCLOSURES

    Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2013 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
		Page(s)
Common stock information		25
Dividend policy		25

ITEM 6.	SELECTED FINANCIAL DATA
Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations		2-8

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors’ report regarding financial statements as of December 31, 2013 and 2012 and for each of the two years in the period ended December 31, 2013		21

Financial Statements:
Consolidated Balance Sheets, December 31, 2013 and 2012		9
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012		10
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012		11
Consolidated Statements of Shareholders’ Equity for each of the two years in the period ended December 31, 2013		12

Notes to Consolidated Financial Statements		13-20

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

item 9A.  controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	66	Chairman of the Board, Chief Executive Officer and a Director
Timothy C. Coxson	63	Treasurer, Chief Financial Officer, Secretary and a Director
Frances R. Klingle	67	Chief Administrative Officer
Kenneth J. McMahon	61	Chief Executive Officer and President of American Waste Management Services, Inc.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is contained under the captions “Certain Relationships and Related Transactions” in the Proxy Statement which information under such captions is incorporated herein by reference.

item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Independent Public Accountants” in the Proxy Statement which information under such captions is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2013 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2013 and 2012, should be read in conjunction with the previously referenced financial statements.

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

11.1	Omitted—inapplicable. See “Basic and dilutive net income (loss) per share” on page 15 of the 2013 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2013 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the registrant’s Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 25th day of March, 2014.

AVALON HOLDINGS CORPORATION
(Registrant)

By /s/ Timothy C. Coxson
Timothy C. Coxson- Treasurer and Chief Financial Officer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 25th day of March, 2014.

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
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 25, 2014, which is included in the 2013 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 25, 2014

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(thousands of dollars)

	Balance at	Additions		Deductions /	Balance at End of
DESCRIPTION	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Recoveries)[1]	Year

Allowance for Doubtful Accounts:

Year ended December 31,

2013	$166	$18	$—	$16	$168

2012	$168	$50	$—	$52	$166

1 Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2013 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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