Form 10-Q
period 2014-03-31
AVALON HOLDINGS CORP
filed 2014-05-09
CIK 1061069

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of May 5, 2014.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net operating revenues	$9,983	$14,669

Costs and expenses:
Costs of operations	8,514	12,554
Depreciation and amortization	428	404
Selling, general and administrative expenses	1,800	1,900
Loss from operations	(759)	(189)

Other income (expense):
Interest expense	(5)	(5)
Other income, net	72	79
Loss before income taxes	(692)	(115)

Provision for income taxes	8	29

Net loss	(700)	(144)

Less net loss attributable to non-controlling interest in subsidiary	(1)

Net loss attributable to Avalon Holdings Corporation	$(699)	$(144)

Basic and dilutive loss per share:
Net loss attributable to Avalon Holdings Corporation common shareholders	$(.18)	$(.04)

Weighted average shares outstanding – basic and diluted	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,331	$9,798
Accounts receivable, net	8,000	10,201
Prepaid expenses	400	349
Refundable income taxes	3	3
Other current assets	994	830
Total current assets	16,728	21,181

Property and equipment, less accumulated depreciation and amortization of $13,838 in 2014 and $13,556 in 2013	30,108	27,563
Leased property under capital leases, less accumulated depreciation and amortization of $3,522 in 2014 and $3,397 in 2013	6,624	6,719
Noncurrent deferred tax asset	8	8
Other assets, net	108	108
Total assets	$53,576	$55,579

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$57	$56
Accounts payable	6,157	8,101
Accrued payroll and other compensation	555	549
Accrued income taxes	—	1
Other accrued taxes	227	307
Deferred revenues	2,559	2,265
Other liabilities and accrued expenses	412	365
Total current liabilities	9,967	11,644

Obligations under capital leases	376	390
Asset retirement obligation	75	75

Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,809	58,771
Accumulated deficit	(19,088)	(18,389)
Total Avalon Holdings Corporation shareholders’ equity	39,759	40,420
Non-controlling interest in subsidiary	3,399	3,050
Total Equity	43,158	43,470

Total liabilities and equity	$53,576	$55,579

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	(700)	(144)
Reconciliation of net loss to cash (used in) provided by operating activities:
Depreciation and amortization	428	404
Compensation costs – stock options	21	26
Provision for losses on accounts receivable	4	4
Gain from disposal of property and equipment	—	(11)
Change in operating assets and liabilities:
Accounts receivable	2,197	(2,183)
Prepaid expenses	(51)	(70)
Other current assets	(164)	(215)
Other assets	—	(3)
Accounts payable	(2,850)	1,625
Accrued payroll and other compensation	6	120
Accrued income taxes	(1)	19
Other accrued taxes	(80)	(85)
Deferred revenues	294	279
Other liabilities and accrued expenses	47	35
Net cash used in operating activities	(849)	(199)

Investing activities:
Capital expenditures	(1,972)	(69)
Proceeds from disposal of property and equipment	—	11
Net cash used in investing activities	(1,972)	(58)

Financing activities:
Proceeds from subsidiary private placement offering	350	—
Principal payments on capital lease obligations	(13)	(14)
Contribution to paid-in capital	17	7
Net cash provided by (used in) financing activities	354	(7)

Decrease in cash and cash equivalents	(2,467)	(264)
Cash and cash equivalents at beginning of year	9,798	7,888
Cash and cash equivalents at end of period	$7,331	$7,624

Supplemental disclosures of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable at March 31, 2014	$906	$—

Significant non-cash investing and financing activities:	$—	$280
Capital lease obligations incurred

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2013 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2014, and the results of their operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 2. Basic Net Loss per Share

Basic net loss per share has been computed using the weighted average number of common shares outstanding each period, which were 3,803,331. Although there are common equivalent shares outstanding, no diluted per share amounts are reported because Avalon was in a net loss position for both the first quarter ended March 31, 2014 and 2013. As a result, such dilution would be considered anti-dilutive. Therefore, diluted per share amounts are equal to basic per share amounts for the three ended months March 31, 2014 and 2013. The weighted average number of common shares outstanding assuming dilution for the three ended months March 31, 2014 and 2013 was 4,200,427 and 4,059,653, respectively.

Note 3. Credit Facility

Avalon currently has a $1.0 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%. The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2014 and December 31, 2013, there were no borrowings under the line of credit.

Note 4. Income Taxes

Avalon incurred a net loss of $.7 million in the first quarter of 2014 compared with a net loss of $.1 million in the first quarter of 2013. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2014 and 2013. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 5. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At March 31, 2014 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The expected term, or time until the option is exercised, is typically based on historical exercising behavior of previous option holders of a company’s stock. Due to the fact that the first options granted were in 2010 and 2011, and at that time, no historical exercising behavior was available, we estimated the expected term of each award to be half the maximum term. Because of the nature of the vesting as described above, the options were separated into five blocks, with each block having its own vesting period and expected term. Assuming the vesting occurs ratably over the vesting period for each option block, the average vesting term (requisite service period) for each option block was calculated to be 2.54, 3.54, 4.54, 5.54 and 6.54 years for option blocks 1 through 5, respectively. As such, the expected terms were calculated to be 6.27, 6.77, 7.27, 7.77 and 8.27 years, for option blocks 1 through 5, respectively.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2014	760,000
Options forfeited	0
Options cancelled	0
2014 Options granted	0
Total options outstanding at March 31, 2014	760,000
Options Vested	552,000
Options Exercisable	304,000

Number of	Weighted Average	Weighted Average
Options Granted	Exercise Price	Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $21,000 and $26,000 for the three months ended March 31, 2014 and 2013, respectively, based upon the estimated fair value calculation. As of March 31, 2014, there was approximately $154,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.68 years.

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers and manages a captive landfill for an industrial customer. The waste management services segment will also include the operations of the salt water disposal wells, which began accepting brine water for disposal in April 2014. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, fitness and spa activities and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues at March 31, 2014 and December 31, 2013 were $2.6 million and $2.3 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2014, no customer accounted for 10% of Avalon’s consolidated net operating revenue. At March 31, 2014, one customer accounted for approximately 16.3% of the consolidated accounts receivable balance. For the three months ended March 31, 2013, one customer accounted for approximately 19% of Avalon’s consolidated net operating revenues and 22% of the waste management services segment’s net operating revenues.

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

	Three Months Ended March 31,
	2014	2013
Net operating revenues from:
Waste management services:
External customers revenues	$7,830	$12,563
Intersegment revenues	—	—
Total waste management services	7,830	12,563

Golf and related operations:
External customers revenues	2,153	2,106
Intersegment revenues	19	11
Total golf and related operations	2,172	2,117

Segment operating revenues	10,002	14,680
Intersegment eliminations	(19)	(11)
Total net operating revenues	$9,983	$14,669

Income (loss) before taxes:
Waste management services	$508	$889
Golf and related operations	(498)	(305)
Segment income before taxes	10	584
Corporate other income, net	8	9
General corporate expenses	(710)	(708)
Loss before income taxes	$(692)	$(115)

	March 31,	December 31,
	2014	2013
Identifiable assets:
Waste management services	$16,805	$16,252
Golf and related operations	30,183	29,821
Corporate	41,393	43,997
Subtotal	88,381	90,070
Elimination of intersegment receivables	(34,805)	(34,491)
Total	$53,576	$55,579

In comparing the identifiable assets at March 31, 2014 with those at December 31, 2013, the $2.6 million decrease in the corporate identifiable assets is primarily due to a decrease in cash and cash equivalents as a result of monies expended for the construction of the two salt water injection wells and related facilities. The $.6 million increase in identifiable assets of the waste management services segment is primarily due to an increase in property and equipment as a result of the construction of the two salt water injection wells and related facilities, partially offset by a decrease in accounts receivable as a result of significantly lower net operating revenues of the waste brokerage and management services business in the first quarter of 2014 compared with the fourth quarter of 2013. Net operating revenues of the waste brokerage and management services business were $7.3 million in the first quarter of 2014 compared with $9.5 million in the fourth quarter of 2013.

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

Liquidity and Capital Resources

For the first three months of 2014, Avalon utilized existing cash and funds generated through operating activities to fund capital expenditures and to meet operating needs.

In October 2013, AWMS Holdings, LLC, which was formed to act as a holdings company and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities, began accepting subscriptions, through a private placement offering to accredited investors, for the purchase of membership units in AWMS Holdings, LLC. The private placement offering is expected to raise $3.5 million. At March 31, 2014, AWMS Holdings, LLC had received $3.4 million from the sale of membership units to accredited investors. The monies raised through the private placement offering plus cash contributed by Avalon will be used to construct the facilities necessary for the operation of two salt water injection wells. If additional monies are needed to complete construction of the facilities, AWMS Holdings, LLC will offer additional membership units in order to raise the required funds. If necessary, Avalon will purchase any unsold membership units or loan money to AWMS Holdings, LLC to complete the construction. As a result of the private placement offerings, Avalon may not be the majority owner of AWMS Holdings, LLC; however, due to the managerial control of Avalon, the financial statements of AWMS Holdings, LLC and subsidiaries will be included in the Avalon consolidated financial statements. At March 31, 2014, Avalon owned approximately 47% of AWMS Holdings, LLC. Construction of the facilities commenced in the fourth quarter of 2013. As of March 31, 2014, AWMS Holdings, LLC had incurred $5.3 million in capital expenditures relating to the drilling and construction of the two salt water injection wells and related facilities of which $2.7 million were incurred in the first three months of 2014. The wells began accepting a limited amount of brine water for disposal in April 2014 while the final construction of the related facilities is being completed.

Avalon’s aggregate capital expenditures in 2014 are expected to be in the range of $3.5 million to $4.5 million, which will principally relate to completing the drilling and construction of the salt water injection wells and related facilities, building improvements and equipment purchases.

During the first three months of 2014, Avalon had incurred $2.9 million in capital expenditures and had paid vendors $2.0 milllion for such expenditures. The capital expenditures principally related to the contstruction and drilling of the two salt water injection wells and related facilities and building improvements at its Sharon country club facility.

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

Working capital decreased to $6.8 million at March 31, 2014 compared with $9.5 million at December 31, 2013. The decline is primarily due to a decrease in cash and cash equivalents as a result of capital expenditures and a decrease in accounts receivable, partially offset by a decrease in accounts payable.

The decrease in accounts receivable of $2.2 million at March 31, 2014 compared with December 31, 2013 is primarily due to significantly lower net operating revenues of the waste management services segment in the first quarter of 2014 compared with the fourth quarter of 2013, partially offset by an increase in accounts receivable of the golf and related operations segment. The waste management services segment recorded net operating revenues of $7.8 million in the first quarter of 2014 compared with $10.1 million in the fourth quarter of 2013.

The increase in other current assets at March 31, 2014 compared with December 31, 2013 is primarily a result of higher inventories of the golf and related operations segment in preparation for the upcoming golf season.

The decrease in accounts payable of $1.9 million at March 31, 2014 compared with December 31, 2013 is primarily due to a decrease in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly lower net operating revenues of the waste brokerage and management services business in the first quarter of 2014 compared with the fourth quarter of 2013 and the timing of payments to vendors in the ordinary course of business.

The increase in deferred revenues of $.3 million at March 31, 2014 compared with December 31, 2013 is due to an increase in the unrecognized or deferred revenues associated with membership dues of the golf and related operations segment. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership.

Avalon currently has a $1.0 million unsecured line of credit agreement with The Huntington National Bank. Interest on borrowings accrues at LIBOR plus 1.75%. The agreement provides for a minimum interest rate of 3.25%. The line of credit is renewed annually and contains certain financial and other covenants, customary representations, warranties and events of defaults. At March 31, 2014 and December 31, 2013, there were no borrowings under the line of credit.

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

Management believes that anticipated cash provided from future operations, existing working capital, Avalon’s ability to borrow money under its credit facility, will be, for the foreseeable future, sufficient to meet operating requirements and fund capital expenditure programs. If business conditions warrant the acquisition or construction of additional salt water injection wells, management believes that it will be able to raise the necessary monies needed through private placement offerings.

Growth Strategy: Our growth strategy for the waste management services segment will focus on increasing revenue, gaining market share and enhancing shareholder value through internal growth. Although we are a waste management services company, we do not own any landfills or provide waste collection services. However, because of our many relationships with various disposal facilities and transporters, we are able to be more flexible and provide alternative solutions to a customer’s waste disposal or recycling needs. As previously mentioned Avalon has constructed and drilled two salt water injection wells and is finalizing the construction of the related facilities. These wells began accepting brine water on a limited basis in April 2014, while the final construction is being completed. It is the intent of Avalon to acquire or construct additional salt water injection wells, if business conditions warrant such opportunities. We intend to capitalize on our management and sales staff which has extensive experience in all aspects of the waste business. As such, we intend to manage our internal growth as follows:

•    Sales and Marketing Activities. We will focus on retaining existing customers and obtaining new business through our well-managed sales and marketing activities. We seek to manage our sales and marketing activities to enable us to capitalize on our position in many of the markets in which we operate. We provide a tailored program to all of our customers in response to their particular needs. We accomplish this by centralizing services to effectively manage their needs, such as minimizing their procurement costs. We also intend to utilize our sales and marketing capabilities to secure customers who will utilize our salt water injection wells to dispose of brine water from oil and gas drilling operations.

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

•    Long-Term Agreements. We seek to obtain long-term agreements with our customers when possible. By obtaining such long-term agreements, we will have the opportunity to grow our revenue base at the same rate as the underlying revenue growth of these customers. We believe this positions us to minimize revenue deterioration and experience internal growth rates that are generally higher than our industry’s overall growth rate. Additionally, we believe that by securing a base of long-term recurring revenue, we are better able to protect our market position from competition and our business may be less susceptible to downturns in economic conditions.

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

Results of Operations

Overall performance

Net operating revenues in the first quarter of 2014 decreased to approximately $10.0 million from $14.7 million in the prior year’s first quarter. The decrease is primarily the result of lower net operating revenues of the waste management services segment. Costs of operations decreased to $8.5 million in the first quarter of 2014 compared with $12.6 million in the prior year’s first quarter. The decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.4 million in both the first quarter of 2014 and 2013. Consolidated selling, general and administrative expenses were approximately $1.8 million in the first quarter of 2014 compared with $1.9 million in the first quarter of 2013. The decrease was primarily the due lower bonuses and incentives of the waste management services segment as a result of the decreased net operating revenues. Avalon incurred a net loss of $.7 million, or $.18 per share, in the first quarter of 2014 compared with a net loss of $.1 million, or $.04 per share, in the first quarter of 2013.

Performance in the First Quarter of 2014 compared with the First Quarter of 2013

Segment performance

Segment performance should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 38% to $7.8 million in the first quarter of 2014 compared with $12.6 million in the first quarter of the prior year. The waste management services segment is comprised of the waste brokerage and management services business and the captive landfill operations. For the first quarter of 2014, net operating revenues of the waste brokerage and management services business were $7.3 million compared with $12.0 million for the first quarter of 2013, while the net operating revenues of the captive landfill management operations were $.5 million in the first quarter of 2014 compared with $.6 million in the first quarter of 2013. The decrease in net operating revenues of the waste brokerage and management operations was primarily due to extremely cold and adverse weather conditions during the first quarter of 2014. Net operating revenues from event work declined approximately 52% from the prior year quarter, while net operating revenues from continuous work declined 19%. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. In addition, net operating revenues from managerial, consulting and clerical services that are provided for a single customer declined from $2.4 million in the first quarter of 2013 to $.9 million in the first quarter of 2014. The gross margins associated with this type of work are much lower than our traditional waste management services’ margins. The overall average gross margins of the waste brokerage and management services business increased to 18.0% in the first quarter of 2014 compared with 14.9 % in the first quarter of the prior year. The improvement was primarily due to a lower percentage of the total net operating revenues being associated with the managerial, consulting and clerical services. The net operating revenues of the captive landfill declined as a result of lower volumes of waste disposed of at the landfill. The volume of waste disposed of is dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages and operates the facility.

Income before taxes for the waste management services segment was $.5 million in the first quarter of 2014 compared with $.9 million in the first quarter of 2013. In the first quarter of 2014, income before taxes of the waste brokerage and management services business was $.4 million compared with $.8 million in the first quarter of 2013. The decrease was primarily the result of the lower net operating revenues. Income before taxes of the captive landfill operations was approximately $.1 million in both the first quarter of 2014 and the first quarter of 2013.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses, which provide dining and banquet facilities, tennis, swimming, fitness and spa activities and a travel agency. Although the golf courses will continue to be available to the general public, the primary source of revenues will arise from members of the Avalon Golf and Country Club. The average number of members during the first quarter of 2014 increased to 3,690 compared with 3,447 in the prior year’s first quarter. Also, as a result of weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first quarter of 2014 and 2013. Net operating revenues for the golf and related operations were $2.2 million in the first quarter of 2014 compared with $2.1 million in the first quarter of 2013. The increase in net operating revenues was primarily due additional net operating revenues from membership dues and golf simulator revenues. The golf and related operations segment incurred a loss before taxes of $.5 million in the first quarter of 2014 compared with $.3 million in the first quarter of 2013. The increased loss before taxes was primarily due to the higher employee costs and increased utility expenses as a result of the extreme cold and adverse weather conditions during the first quarter of 2014.

General corporate expenses

General corporate expenses were $.7 million in both the first quarter of 2014 and 2013.

Net loss

Avalon recorded a net loss of $.7 million in the first quarter of 2014 compared with a net loss of $.1 million in the first quarter of 2013. Excluding the minor effect of the state income tax provisions, Avalon’s overall effective tax rate was 0% in the first quarter of 2014 and 2013. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts, while the Sharon facility provides massage and spa services. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon has been able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2014, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2014 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of legal proceedings.

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

(b)     Reports on Form 8-K

On May 9, 2014, Avalon reported the voting results from the Annual Meeting held on May 7, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION (Registrant)

Date: May 9, 2014	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)