Form 10-Q
period 2014-06-30
AVALON HOLDINGS CORP
filed 2014-08-12
CIK 1061069

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of August 7, 2014.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net operating revenues	$13,016	$15,733	$22,999	$30,402

Costs and expenses:
Costs of operations	10,786	13,038	19,300	25,592
Depreciation and amortization	555	405	983	809
Selling, general and administrative expenses	1,876	1,894	3,676	3,794
Operating (loss) income	(201)	396	(960)	207

Other income (expense):
Interest expense	(5)	(5)	(10)	(10)
Interest income	—	1	—	1
Other income, net	90	97	162	176
(Loss) income before income taxes	(116)	489	(808)	374

Provision for income taxes	22	30	30	59
Net (loss) income	(138)	459	(838)	$315

Less net loss attributable to non-controlling interest in subsidiary	(50)	—	(51)	—
Net (loss) income of Avalon Holdings Corporation common shareholders	$(88)	$459	$(787)	$315

(Loss) income per share attributable to Avalon Holdings Corporation common shareholders:
Basic net (loss) income per share	$(.03)	$.12	$(.21)	$.08
Dilutive net (loss) income per share	$(.03)	$.11	$(.21)	$.08

Weighted average shares outstanding – basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	3,803	4,018	3,803	4,039

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,137	$9,798
Accounts receivable, net	9,051	10,201
Prepaid expenses	323	349
Refundable income taxes	3	3
Other current assets	1,107	830
Total current assets	17,621	21,181

Property and equipment, less accumulated depreciation and amortization of $14,229 in 2014 and $13,556 in 2013	30,471	27,563
Leased property under capital leases, less accumulated depreciation and amortization of $3,642 in 2014 and $3,397 in 2013	6,559	6,719
Noncurrent deferred tax asset	8	8
Other assets, net	93	108
Total assets	$54,752	$55,579

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$57	$56
Accounts payable	6,416	8,101
Accrued payroll and other compensation	827	549
Accrued income taxes	10	1
Other accrued taxes	297	307
Deferred revenues	3,108	2,265
Other liabilities and accrued expenses	509	365
Total current liabilities	11,224	11,644

Obligations under capital leases	363	390
Asset retirement obligation	75	75

Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,829	58,771
Accumulated deficit	(19,176)	(18,389)
Total Avalon Holdings Corporation shareholders’ equity	39,691	40,420
Non-controlling interest in subsidiary	3,399	3,050
Total Equity	43,090	43,470

Total liabilities and equity	$54,752	$55,579

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net (loss) income	$(838)	$315
Reconciliation of (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	983	809
Compensation costs – stock options	41	53
Provision for losses on accounts receivable	16	8
Gain from disposal of property and equipment	(2)	(20)
Change in operating assets and liabilities:
Accounts receivable	1,134	(1,756)
Prepaid expenses	26	5
Other current assets	(277)	(224)
Other assets, net	14	(2)
Accounts payable	(1,890)	680
Accrued payroll and other compensation	278	215
Accrued income taxes	9	12
Other accrued taxes	(10)	(11)
Deferred revenues	843	899
Other liabilities and accrued expenses	144	86
Net cash provided by operating activities	471	1,069

Investing activities:
Capital expenditures	(3,537)	(390)
Proceeds from disposal of property and equipment	14	20
Net cash used in investing activities	(3,523)	(370)

Financing activities:
Proceeds from subsidiary private placement offering	400	—
Principal payments on capital lease obligations	(26)	(27)
Contribution to paid-in capital	17	7
Net cash provided by (used in) financing activities	391	(20)

(Decrease) increase in cash and cash equivalents	(2,661)	679
Cash and cash equivalents at beginning of year	9,798	7,888
Cash and cash equivalents at end of period	$7,137	$8,567

Supplemental disclosures of cash flow information:

Significant non-cash investing activities and financing activities:
Capital lease obligations incurred	$—	$280

Significant non-cash operating and investing activities
Capital expenditures included in accounts payable at June 30, 2014	$205	$—

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2014, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Subsequent Events

Avalon evaluated subsequent events through the date the financial statements were issued. On July 22, 2014 Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. See Note 4. Credit Facility.

On August 1, 2014, Avalon Holdings Corporation (“Avalon”), through a wholly owned subsidiary, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for $3.1 million in cash, the assumption of certain leases and some rental payment relief. The transaction also includes the purchase of the adjoining tennis center. The Magnuson Grand Hotel is located adjacent to Avalon’s corporate headquarters and its Avalon Lakes Golf Course. This is an asset purchase and Avalon will account for the acquisition as a business combination.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common    shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three and six months ended June 30, 2014, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. However, assuming dilution, the weighted average number of common shares outstanding for the three and six months ended June 30, 2014 was 4,119,961 and 4,159,972, respectively. For the three months and six months ended June 30, 2013 the dilutive weighted average number of shares outstanding was 4,018,481 and 4,038,953, respectively.

Note 4. Credit Facility

On July 22, 2014 Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. Interest on borrowings accrues at LIBOR plus 2.70% and has a .25% nonuse fee. The line of credit is renewed annually on April 30 and contains certain financial and other covenants, customary representations, warranties and events of defaults. At June 30, 2014 and December 31, 2013, there were no borrowings under the line of credit. On August 1, 2014 Avalon borrowed $2.9 million. These monies were utilized to purchase The Magnuson Grand Hotel.

Note 5. Income Taxes

Avalon incurred a net loss of $.1 million in the second quarter of 2014 compared with net income of $.5 million in the second quarter of 2013. Avalon recorded a state income tax provision in both the second quarter of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2014 and 2013. The income tax benefit for the second quarter of 2014 and the income tax provision the second quarter of 2013 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred net loss of $.8 million for the first six months of 2014 compared with net income of $.3 million for the first six months of 2013. Excluding the effect of the state income tax provisions relating to the waste management and brokerage operations, Avalon’s overall effective tax rate was 0% in the first six months of 2014 and 2013. The income tax benefit for the first six months of 2014 and the income tax provision for the first six months of 2013 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 6. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At June 30, 2014 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2014	760,000
Options forfeited	0
Options cancelled	0
2014 Options granted	0
Total options outstanding at June 30, 2014	760,000
Options Vested	552,000
Options Exercisable	304,000
Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $20,000 and $27,000 for the three months ended June 30, 2014 and 2013, respectively, and $41,000 and $53,000 for the six months ended June 30, 2014 and 2013, respectively, based upon the estimated fair value calculation. As of June 30, 2014, there was approximately $134,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 7. Legal Matters

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

Note 8. Business Segment Information

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. During the second quarter of 2014, Avalon began operating the salt water injection wells for the disposal of brine water. These operations are included in the waste management services segment. The golf and related operations segment includes the operations of golf courses, clubhouses that provide recreational, dining and banquet facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at June 30, 2014 and December 31, 2013 were $3.1 million and $2.3 million, respectively. Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2014, one customer accounted for approximately 8.5% of Avalon’s consolidated net operating revenues and 11.3% of the waste management services segment’s net operating revenues. For the six months ended June 30, 2013, one customer accounted for approximately 17.4% of Avalon’s consolidated net operating revenues and 21.4% of the waste management services segment’s net operating revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues from:
Waste management services:
External customers revenues	$9,346	$12,098	$17,176	$24,661
Intersegment revenues	—	—	—	—
Total waste management services	9,346	12,098	17,176	24,661

Golf and related operations:
External customers revenues	3,670	3,635	5,823	5,741
Intersegment revenues	14	27	33	38
Total golf and related operations	3,684	3,662	5,856	5,779

Segment operating revenues	13,030	15,760	23,032	30,440
Intersegment eliminations	(14)	(27)	(33)	(38)
Total net operating revenues	$13,016	$15,733	$22,999	$30,402

Income (loss) before taxes:
Waste management services	$682	$979	$1,190	$1,868
Golf and related operations	(155)	153	(653)	(152)
Segment income before taxes	527	1,132	537	1,716
Corporate interest income	—	1	—	1
Corporate other income, net	9	9	17	18
General corporate expenses	(652)	(653)	(1,362)	(1,361)
Income (loss) before taxes	$(116)	$489	$(808)	$374

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	—	1	—	1
Total	$—	$1	$—	$1

	June 30, 2014	December 31, 2013
Identifiable assets:
Waste management services	$18,224	$16,252
Golf and related operations	30,846	29,821
Corporate	41,625	43,997
Subtotal	90,695	90,070
Elimination of intersegment receivables	(35,943)	(34,491)
Total	$54,752	$55,579

In comparing the identifiable assets at June 30, 2014 with those at December 31, 2013, the increase in identifiable assets of the waste management services segment of $2.0 million is primarily due to capital expenditures of $3.0 million for the salt water injection wells and the related facilities, partially offset by a decrease in accounts receivable as a result of lower net operating revenues of the waste brokerage and management services business in the second quarter of 2014 compared with the fourth quarter of 2013. Net operating revenues of the waste brokerage and management services business were $8.5 million in the second quarter of 2014 compared with $9.5 million in the fourth quarter of 2013. The increase in identifiable assets of the golf and related operations segment of $1 million is primarily due to an increase in accounts receivable at June 30, 2014 compared with December 31, 2013 as a result of increased net operating revenues in the second quarter of 2014 compared to the fourth quarter of 2013 and capital expenditures subsequent to December 31, 2013. Net operating revenues of the golf and related operations segment were $3.7 million in the second quarter of 2014 compared with $2.6 million in the fourth quarter of 2013. The decrease in identifiable assets of corporate is primarily related to a decrease in cash and cash equivalents resulting from the capital expenditures for the other two segments.

Note 9. Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The ASU will supersede virtually all existing revenue recognition guidance under GAAP and will be effective for annual reporting periods beginning after December 15, 2016. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based upon a preliminary assessment, Avalon does not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

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

Liquidity and Capital Resources

For the first six months of 2014, Avalon utilized existing cash, cash provided from operations and cash provided through a private placement offering related to the salt water injection wells to fund capital expenditures and meet operating needs. On July 22, 2014 Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. On August 1, 2014 Avalon borrowed $2.9 million under the line of credit. These monies were utilized to purchase The Magnuson Grand Hotel, formerly The Avalon Inn.

In October 2013, AWMS Holdings, LLC, which was formed to act as a holdings company and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities, began accepting subscriptions, through a private placement offering to accredited investors, for the purchase of membership units in AWMS Holdings, LLC. The private placement offering is expected to raise $3.5 million. At June 30, 2014, AWMS Holdings, LLC had received $3.45 million from the sale of membership units to accredited investors. Per the operating agreement, Avalon had committed to purchase any unsold membership units or loan money to AWMS Holdings, LLC to complete the construction. Avalon purchased the one remaining membership unit from the original offer. In June 2014, it was determined that an additional $.6 million were needed to complete the construction of the facilities. In order to maintain its percentage of ownership, Avalon purchased half of the units offered for $.3 million. In July 2014, AWMS Holdings, LLC offered additional membership units in order to raise the additional $.3 million for the construction costs. As of July 31, 2014, all of the additional units offered have been sold. The monies raised through the private placement offering plus cash contributed by Avalon were used to construct the facilities necessary for the operation of two salt water injection wells. As a result of the private placement offerings, Avalon may not be the majority owner of AWMS Holdings, LLC; however, due to the managerial control of Avalon, the financial statements of AWMS Holdings, LLC and subsidiaries will be included in the Avalon consolidated financial statements. At June 30, 2014, Avalon owned approximately 49% of AWMS Holdings, LLC. For the first six months of 2014, AWMS Holdings, LLC incurred $3.0 million in capital expenditures relating to the drilling and construction of the two salt water injection wells and related facilities. The wells began accepting a limited amount of brine water for disposal in April 2014, while the final construction of the related facilities was being completed.

For the first six months of 2014, Avalon incurred capital expenditures of $3.7 million and paid vendors $3.5 million for such expenditures. Such expenditures related principally to the drilling of two salt water injection wells and the construction of related facilities, building improvements and equipment for the golf and related operations segment. Avalon’s aggregate capital expenditures in 2014 are expected to be in the range of $4.0 million to $4.5 million, which will principally relate to completing the drilling and construction of the salt water injection wells and related facilities, building improvements and equipment purchases. On August 1, 2014, Avalon acquired The Magnuson Grand Hotel, formerly The Avalon Inn, which is located adjacent to Avalon’s corporate headquarters and its Avalon Lakes Golf Course. The amount of capital expenditures relating to the renovation of the hotel has not yet been determined.

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

Working capital was $6.4 million at June 30, 2014 compared with $9.5 million at December 31, 2013. The decline is primarily the result of monies expended for capital expenditures, a decrease in accounts receivable and an increase in deferred revenues, partially offset by decreased accounts payable.

The decrease in accounts receivable at June 30, 2014 compared with December 31, 2013 is primarily due to improved collections and lower net operating revenues of the waste management services segment in the second quarter of 2014 compared with the fourth quarter of 2013. Such decrease was partially offset by an increase in the accounts receivable of the golf and related operations segment as a result of higher revenues in the second quarter of 2014 compared with the fourth quarter of 2013.

The increase in other current assets at June 30, 2014 compared with December 31, 2013 is primarily due to higher food and beverage and merchandise inventories for the golf and related operations segment during the summer months.

The decrease in accounts payable at June 30, 2014 compared with December 31, 2013 is primarily due to a decrease in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of significantly lower net operating revenues of the waste brokerage and management services business in the second quarter of 2014 compared with the fourth quarter of 2013 and the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation is primarily due to the amount of accrued bonuses and incentives at June 30, 2014 compared with those accrued at December 31, 2013. This increase is primarily due to the timing of such payments. In addition, the accrued payroll for the golf and related operations at June 30, 2014 was higher compared with December 31, 2013 due to the increased seasonal employment during the golf season.

The increase in deferred revenues at June 30, 2014 compared with December 31, 2013 is a result of an increase in the number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $3.1 million at June 30, 2014 compared with $2.3 million at December 31, 2013.

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

Results of Operations

Overall performance

Net operating revenues in the second quarter of 2014 decreased to $13.0 million from $15.7 million in the prior year’s second quarter. The decrease is primarily the result of a decrease in the net operating revenues of the waste management services segment. Costs of operations decreased to $10.8 million in the second quarter of 2014 compared with $13.0 million in the prior year’s second quarter. Such decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.6 million in the second quarter of 2014 compared to $.4 million in the second quarter of 2013. The increase is primarily the result of depreciation expense associated with the salt water injections wells which began accepting brine water in April 2014. Consolidated selling, general and administrative expenses were to $1.9 million in both the second quarter of 2014 and 2013. Avalon incurred a net loss of $.1 million in the second quarter of 2014 compared with net income of $.5 million in the second quarter of 2013.

For the first six months of 2014, net operating revenues decreased to $23.0 million from $30.4 million for the first six months of 2013. The decrease is primarily the result of a decrease in the net operating revenues of the waste management services segment. Costs of operations were $19.3 million for the first six months of 2014 compared with $25.6 million for the first six months of 2013. Such decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.0 million for the first six months of 2014 compared with the $.8 million for the first six months of 2013. The increase is primarily the result of depreciation expense associated with the salt water injections wells which began accepting brine water in April 2014. Consolidated selling, general and administrative expenses decreased to $3.7 million for the first six months of 2014 compared with $3.8 million for the first six months of 2013. Avalon incurred a net loss of $.8 million for the first six months of 2014 compared with net income of $.3 million for the first six months of 2013.

Performance in the Second Quarter of 2014 compared with the Second Quarter of 2013

Segment performance

Segment performance should be read in conjunction with Note 8 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 23% to $9.3 million in the second quarter of 2014 compared with $12.1 million in the second quarter of the prior year. For the second quarter of 2014, net operating revenues of the waste brokerage and management services business were $8.5 million compared with $11.5 million in the second quarter of 2013, while the net operating revenues of the captive landfill management operations were $.6 million in both the second quarter of 2014 and 2013. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were $.2 million. The decrease in net operating revenues of the waste brokerage and management operations was primarily due to a 40% decrease in net operating revenues associated with event work and a 58% decrease in the net operating revenues from managerial, consulting and clerical services that are provided for a single customer. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The managerial, consulting and clerical services provided are entirely dependent upon such customer’s needs. The net operating revenues from managerial, consulting and clerical services that are provided for a single customer declined from $2.5 million in the second quarter of 2013 to $1.05 million in the second quarter of 2014. The gross margins associated with this type of work are much lower than our traditional waste management services’ margins. The overall average gross margins of the waste brokerage and management services business increased to 19.7% in the second quarter of 2014 compared with 16.4 % in the second quarter of the prior year. The improvement was primarily due to a lower percentage of the total net operating revenues being associated with the managerial, consulting and clerical services. The net operating revenues of the captive landfill are dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages and operates the facility. During the second quarter of 2014, the volume of waste disposed of at the landfill decreased, however, this decrease was offset by an increase in construction mat sales.

Income before taxes for the waste management services segment declined to $.7 million in the second quarter of 2014 compared with $1.0 million in the second quarter of the prior year. The decrease is primarily due to the decreased net operating revenues of the waste brokerage and management services business, partially offset by improved gross margins. Income before taxes of the waste brokerage and management services business decreased to $.7 million for the second quarter of 2014 compared with $.9 million for the second quarter of 2013 primarily due to the aforementioned items. Income before taxes of the captive landfill operations was $.1 million in both the second quarter of 2014 and in the prior year quarter. The salt water injection wells, which began operating in the second quarter, incurred a loss before taxes of $.1 million due to the limited amount water accepted for disposal during the second quarter. Depreciation expense for the salt water injection wells was $.1 million during the second quarter of 2014.

Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, and a travel agency. Although the golf courses will continue to be available for use by the general public, the primary source of revenues for golf will be generated by the members of the Avalon Golf and Country Club. The average number of members during the second quarter of 2014 increased to 3,770 compared with 3,653 in the prior year’s second quarter. Net operating revenues for the golf and related operations were $3.7 million in both in the second quarter of 2014 and 2013. Net operating revenues relating to membership dues and food and beverage sales increased, while the net operating revenues for greens fees, cart rentals and merchandise sales decreased. The golf and related operations segment incurred a loss before taxes of $.2 million in the second quarter of 2014 compared with income before taxes of $.2 million in the second quarter of 2013. The decrease was primarily due to higher employee costs and increased operating expenses, including operating supplies and utilities.

General corporate expenses

General corporate expenses were $.7 million in both the second quarter of 2014 and 2013.

Net income

Avalon incurred a net loss of $.1 million in the second quarter of 2014 compared with net income of $.5 million in the second quarter of 2013. Avalon recorded a state income tax provision in both the second quarter of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2014 and 2013. The income tax benefit recorded for the second quarter of 2014 and income tax provision for the second quarter of 2013 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2014 compared with the first six months of 2013

Segment performance

Segment performance should be read in conjunction with Note 8 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $17.2 million in the first six months of 2014 compared with $24.7 million in the first six months of the prior year. For the first six months of 2014, net operating revenues of the waste brokerage and management services business were $15.8 million compared with $23.5 million for the first six months of 2013, while the net operating revenues of the captive landfill management operations were $1.2 million in both the first six months of 2014 and 2013. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were $.2 million. The decrease in net operating revenues of the waste brokerage and management operations was primarily due to a 46% decrease in net operating revenues associated with event work and a 60% decrease in the net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer. The managerial, consulting and clerical services provided are entirely dependent upon such customer’s needs. The net operating revenues from managerial, consulting and clerical services that are provided for a single customer declined from $4.9 million for the first six months of 2013 to $2.0 million for the first six months of 2014. The gross margins associated with this type of work are much lower than our traditional waste management services’ margins. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter and year to year. During the first six months of 2013, the waste management and brokerage business was able to secure a number of very large event work projects. The overall average gross margins of the waste brokerage and management services business increased to 18.9% for the first six months of 2014 compared with 15.6 % in for the first six months of the prior year. The improvement was primarily due to a lower percentage of the total net operating revenues being associated with the managerial, consulting and clerical services.

Income before taxes for the waste management services segment decreased to $1.2 million in the first six months of 2014 compared with $1.9 million in the first six months of the prior year. The decrease is primarily due to the decreased net operating revenues of the waste brokerage and management services business, partially offset by improved gross margins. Income before taxes of the waste brokerage and management services business decreased to $1.1 million for the first six months of 2014 compared with $1.6 million for the first six months of 2013 primarily as a result of the aforementioned items. Income before taxes of the captive landfill operations was $.2 million in the first six months of 2014 compared with $.3 million in the first six months of 2013. The decrease was primarily due an increase in employee costs. The salt water injection wells, which began operating in the second quarter, incurred a loss before taxes of $.1 million due to the limited amount water accepted for disposal during the second quarter. Depreciation expense for the salt water injection wells was $.1 million for the first six months of 2014.

Net operating revenues of the golf and related operations segment were $5.9 million in the first six months of 2014 compared with $5.8 million in the first six months of 2013. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2014 and 2013. The higher net operating revenues were primarily attributed to an increase in the net operating revenues from membership dues and food and beverage sales, partially offset by a decrease in the net operating revenues from greens fees, cart rentals and merchandise sales. The average number of members during the first six months of 2014 was 3,729 compared with 3,550 in the prior year’s first six months. The golf and related operations segment incurred a loss before taxes of $.7 million for the six months ended June 30, 2014 compared with a loss before taxes of $.2 million for the six months ended June 30, 2013. The increased loss was primarily due to significantly higher employee costs, substantially higher utility costs as a result of the inclement weather and higher costs for operating supplies.

General corporate expenses

General corporate expenses were $1.4 million in both the first six months of 2014 and 2013.

Net income

Avalon incurred a net loss of $.8 million in the first six months of 2014 compared with net income of $.3 million in the first six months of the prior year. Avalon recorded a state income tax provision in the first six months of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first six months of 2014 and 2013. The income tax benefit for the first six months of 2014 and the income tax provision for the first six months of 2013 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. Due to the state of the economy, the ability to retain current members and attract new members has been difficult. Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of June 30, 2014, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2014 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 9, 2014, reported the voting results from the Annual Meeting held on May 7, 2014. On August 4, 2014, reported the acquisition of the Magnuson Grand Hotel on August 1, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 12, 2014	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)