Form 10-Q
period 2014-09-30
AVALON HOLDINGS CORP
filed 2014-11-13
CIK 1061069

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 10, 2014.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net operating revenues	$14,437	$16,386	$37,436	$46,788

Costs and expenses:
Costs of operations	11,572	13,432	30,872	39,024
Depreciation and amortization	579	408	1,562	1,217
Selling, general and administrative expenses	2,155	2,145	5,831	5,939
Operating income (loss)	131	401	(829)	608

Other income (expense):
Interest expense	(21)	(6)	(31)	(16)
Interest income	1	—	1	1
Other income, net	51	56	213	232
Income (loss) before income taxes	162	451	(646)	825

Provision for income taxes	28	36	58	95
Net income (loss)	134	415	(704)	$730

Less net income (loss) attributable to non-controlling interest in subsidiary	36	—	(15)	—
Net income (loss) of Avalon Holdings Corporation common shareholders	$98	$415	$(689)	$730

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$.03	$.11	$(.18)	$.19
Dilutive net income (loss) per share	$.02	$.10	$(.18)	$.18

Weighted average shares outstanding – basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding – diluted	4,078	4,103	3,803	4,060

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,166	$9,798
Accounts receivable, net	9,656	10,201
Prepaid expenses	591	349
Refundable income taxes	3	3
Other current assets	1,015	830
Total current assets	17,431	21,181

Property and equipment, less accumulated depreciation and amortization of $14,693 in 2014 and $13,556 in 2013	33,254	27,563
Leased property under capital leases, less accumulated depreciation and amortization of $3,755 in 2014 and $3,397 in 2013	6,511	6,719
Noncurrent deferred tax asset	8	8
Other assets, net	911	108
Total assets	$58,115	$55,579

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of obligations under capital leases	$57	$56
Revolving line of credit	2,900	—
Accounts payable	6,485	8,101
Accrued payroll and other compensation	888	549
Accrued income taxes	6	1
Other accrued taxes	315	307
Deferred revenues	2,623	2,265
Other liabilities and accrued expenses	802	365
Total current liabilities	14,076	11,644

Obligations under capital leases	349	390
Asset retirement obligation	75	75
Deferred rental income	160	—

Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,848	58,771
Accumulated deficit	(19,078)	(18,389)
Total Avalon Holdings Corporation shareholders’ equity	39,808	40,420
Non-controlling interest in subsidiary	3,647	3,050
Total Equity	43,455	43,470

Total liabilities and equity	$58,115	$55,579

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(704)	$730
Reconciliation of (loss) income to cash provided by operating activities:
Depreciation and amortization	1,562	1,217
Compensation costs – stock options	60	96
Deferred rental income	(16)	—
Provision for losses on accounts receivable	33	15
Gain from disposal of property and equipment	(2)	(20)
Change in operating assets and liabilities:
Accounts receivable	512	(2,053)
Prepaid expenses	(242)	(50)
Other current assets	(185)	(119)
Other assets, net	12	(4)
Accounts payable	(1,939)	957
Accrued payroll and other compensation	339	318
Accrued income taxes	5	32
Other accrued taxes	8	(75)
Deferred revenues	358	442
Other liabilities and accrued expenses	346	77
Net cash provided by operating activities	147	1,563

Investing activities:
Capital expenditures	(4,161)	(820)
Acquisition of Magnuson Grand Hotel	(3,122)	—
Proceeds from disposal of property and equipment	14	20
Net cash used in investing activities	(7,269)	(800)

Financing activities:
Proceeds from subsidiary private placement offering	700	—
Borrowing under line of credit	2,900	—
Cash distributions to non-controlling interest in subsidiary	(87)	—
Principal payments on capital lease obligations	(40)	(40)
Contribution to paid-in capital	17	7
Net cash provided by (used in) financing activities	3,490	(33)

(Decrease) increase in cash and cash equivalents	(3,632)	730
Cash and cash equivalents at beginning of year	9,798	7,888
Cash and cash equivalents at end of period	$6,166	$8,618

Supplemental disclosures of cash flow information:

Significant non-cash investing activities and financing activities:
Capital lease obligations incurred	$—	$280

Significant non-cash operating and investing activities
Deferred rental income for the acquisition of The Magnuson Grand Hotel	$266	$—

Capital expenditures included in accounts payable at September 30, 2014	$323	$—

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2014, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Subsequent Events

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 3. Acquisition

On August 1, 2014, Avalon Holdings Corporation (“Avalon”), through a wholly owned subsidiary, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The transaction also includes the purchase of the adjoining tennis center. The hotel is located adjacent to Avalon’s corporate headquarters and its Avalon Lakes Golf Course.

The acquisition has been accounted for using the acquisition method in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic 805, Business Combinations. The assets acquired were recorded at their fair values as of the date of acquisition. The preliminary purchase price allocation was as follows:

Property and equipment	$2,570,000
Other intangible assets	818,000
Deferred rental income	(266,000)
Net assets acquired	$3,122,000

The purchase price allocation is provisional, pending completion of the valuation of acquired property, buildings, furniture and fixtures and any intangible assets including goodwill. The other intangible assets are included in the Condensed Consolidated Balance Sheets under the caption “Other assets, net.” Avalon is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets. Avalon incurred $67,000 in acquisition related costs. Such amount is included in selling, general and administrative expenses. The amount of net operating revenues and net income of The Magnuson Grand Hotel included in Avalon’s Condensed Consolidated Statements of Operations from the acquisition date to the period ending September 30, 2014 are net operating revenues of $.3 million and $9,000 of net income.

Pro Forma Consolidated Results

The following supplemental pro forma information presents the financial results for the three and nine months ended September 30, 2014 as if the acquisition had occurred on January 1, 2014 and for the three and nine months ended September 30, 2013 as if the acquisition had occurred on January 1, 2013. The pro forma results do not include any anticipated effects of the planned integration of The Magnuson Grand Hotel with the golf and related operations segment.

Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Pro forma consolidated results (in thousands, except for per share data):	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net operating revenues	$14,550	$16,835	$38,223	$48,153
Net income (loss)	$75	$393	$(843)	$754
Basic income (loss) per share	$0.02	$0.10	$(0.22)	$0.20
Diluted income (loss) per share	$0.02	$0.10	$(0.22)	$0.19

Note 4. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common    shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended September 30, 2014, the diluted weighted average number of shares outstanding was 4,077,991. For the three months and nine months ended September 30, 2013 the diluted weighted average number of shares outstanding was 4,102,594 and 4,060,401, respectively. For the nine months ended September 30, 2014, the diluted per share amount is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. However, assuming dilution, the diluted weighted average number of common shares outstanding for the nine months ended September 30, 2014 was 4,132,344.

Note 5. Credit Facility

On July 22, 2014 Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. Interest on borrowings accrues at LIBOR plus 2.70% and has a .25% nonuse fee. The line of credit is renewed annually on April 30 and contains certain financial and other covenants, customary representations, warranties and events of defaults. On August 1, 2014 Avalon borrowed $2.9 million. These monies were utilized to purchase The Magnuson Grand Hotel. At September 30, 2014 the outstanding borrowings were $2.9 million. At December 31, 2013, there were no borrowings under the line of credit.

Note 6. Income Taxes

Avalon recorded net income of $.1 million in the third quarter of 2014 compared with net income of $.4 million in the third quarter of 2013. Avalon recorded a state income tax provision in both the third quarter of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2014 and 2013. The income tax provision for the third quarter of 2014 and 2013 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Avalon incurred a net loss of $.7 million for the first nine months of 2014 compared with net income of $.7 million for the first nine months of the prior year. Avalon recorded a state income tax provision for the first nine months of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first nine months of 2014 and 2013. The income tax benefit for the first nine months of 2014 and the income tax provision for the first nine months of 2013 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

Note 7. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At September 30, 2014 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity:

Options outstanding at January 1, 2014	760,000
Options forfeited	0
Options cancelled	0
2014 Options granted	0
Total options outstanding at September 30, 2014	760,000
Options Vested	552,000
Options Exercisable	304,000

	Weighted Average	Weighted Average
Number of	Exercise Price	Fair Value at Grant
Options Granted		Date
760,000	$2.63	$1.09

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $19,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively, and $60,000 and $96,000 for the nine months ended September 30, 2014 and 2013, respectively, based upon the estimated fair value calculation. As of September 30, 2014, there was approximately $115,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.46 years.

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

Note 9. Business Segment Information

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

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste disposal brokerage and management services to industrial, commercial, municipal and governmental customers, manages a captive landfill for an industrial customer and sells construction mats. During the second quarter of 2014, Avalon began operating salt water injection wells for the disposal of brine water. These operations are included in the waste management services segment.

The golf and related operations segment includes the operations of golf courses, clubhouses that provide dining and banquet facilities, indoor and outdoor tennis courts, swimming pools, fitness and spa facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, green fees, cart rentals, merchandise, and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at September 30, 2014 and December 31, 2013 were $2.6 million and $2.3 million, respectively. On August 1, 2014, Avalon acquired the Magnuson Grand Hotel. The name of the hotel was changed to The Avalon Resort and Spa. In addition to providing hotel rooms, The Avalon Resort and Spa will have dining and banquet facilities, indoor and outdoor swimming pools, indoor tennis courts, a fitness center and a spa facility. The Avalon Resort and Spa will offer hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. As such, the operations of the resort and hotel are included in the golf and related operations segment.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2014, one customer accounted for approximately 7.4% of Avalon’s consolidated net operating revenues and 10.1% of the waste management services segment’s net operating revenues. For the nine months ended September 30, 2013, one customer accounted for approximately 14.2%% of Avalon’s consolidated net operating revenues and 18.9% of the waste management services segment’s net operating revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating revenues from:
Waste management services:
External customers revenues	$10,391	$12,487	$27,567	$37,148
Intersegment revenues	—	—	—	—
Total waste management services	10,391	12,487	27,567	37,148

Golf and related operations:
External customers revenues	4,046	3,899	9,869	9,640
Intersegment revenues	26	13	59	51
Total golf and related operations	4,072	3,912	9,928	9,691

Segment operating revenues	14,463	16,399	37,495	46,839
Intersegment eliminations	(26)	(13)	(59)	(51)
Total net operating revenues	$14,437	$16,386	$37,436	$46,788

Income (loss) before taxes:
Waste management services	$996	$1,064	$2,186	$2,932
Golf and related operations	(68)	170	(721)	18
Segment income before taxes	928	1,234	1,465	2,950
Corporate interest expense	(16)	—	(16)	—
Corporate interest income	1	—	1	1
Corporate other income, net	7	8	24	26
General corporate expenses	(758)	(791)	(2,120)	(2,152)
Income (loss) before taxes	$162	$451	$(646)	$825

Interest expense:
Waste management services	$2	$2	$5	$6
Golf and related operations	3	4	10	10
Corporate	16	—	16	—
Total	$21	$6	$31	$16

Interest income:
Waste management services	$—	$—	$—	$—
Golf and related operations	—	—	—	—
Corporate	1	—	1	1
Total	$1	$—	$1	$1

	September 30, 2014	December 31, 2013
Identifiable assets:
Waste management services	$19,963	$16,252
Golf and related operations	34,055	29,821
Corporate	43,341	43,997
Subtotal	97,359	90,070
Elimination of intersegment receivables	(39,244)	(34,491)
Total	$58,115	$55,579

In comparing the identifiable assets at September 30, 2014 with those at December 31, 2013, the increase in identifiable assets of the waste management services segment of $3.7 million is primarily due to capital expenditures of $3.1 million for the salt water injection wells operations and an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in accounts receivable. The increase in identifiable assets of the golf and related operations segment of $4.2 million is primarily due to the acquisition of The Magnuson Grand Hotel on August 1, 2014 and capital expenditures for building improvements and equipment.

Note 10. Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The ASU will supersede virtually all existing revenue recognition guidance under GAAP and will be effective for annual reporting periods beginning after December 15, 2016. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Avalon is still evaluating the impact and does not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

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

Liquidity and Capital Resources

For the first nine months of 2014, Avalon utilized existing cash, cash provided from operations and cash provided through a private placement offering related to the salt water injection wells to fund capital expenditures and meet operating needs. In addition, on July 22, 2014 Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. On August 1, 2014 Avalon borrowed $2.9 million under the line of credit. These monies were utilized to purchase The Magnuson Grand Hotel, formerly The Avalon Inn.

In October 2013, AWMS Holdings, LLC, which was formed to act as a holdings company and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and related facilities, began accepting subscriptions, through a private placement offering to accredited investors, for the purchase of membership units in AWMS Holdings, LLC. At September 30, 2014, AWMS Holdings, LLC had received $3.75 million from the sale of membership units to accredited investors. The monies raised through the private placement offering plus cash contributed by Avalon were used to construct the facilities necessary for the operation of two salt water injection wells. As a result of the private placement offerings, Avalon is not be the majority owner of AWMS Holdings, LLC; however, due to the managerial control of Avalon, the financial statements of AWMS Holdings, LLC and subsidiaries are included in the Avalon consolidated financial statements. At September 30, 2014, Avalon owned approximately 47% of AWMS Holdings, LLC. For the first nine months of 2014, AWMS Holdings, LLC incurred $3.1 million in capital expenditures relating to the drilling and construction of the two salt water injection wells and related facilities. The wells began accepting a limited amount of brine water for disposal in April 2014.

For the first nine months of 2014, Avalon incurred capital expenditures of $4.5 million and paid vendors $4.2 million for such expenditures. Such expenditures related principally to the drilling of two salt water injection wells and construction of related facilities, building improvements and equipment purchases for the golf and related operations segment. Avalon’s aggregate capital expenditures in 2014 are expected to be in the range of $6.5 million to $7.5 million. On August 1, 2014, Avalon acquired The Magnuson Grand Hotel, formerly The Avalon Inn, which is located adjacent to Avalon’s corporate headquarters and its Avalon Lakes Golf Course. Capital expenditures in the fourth quarter of 2014 will related principally to the renovation of the hotel.

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

Working capital was $3.4 million at September 30, 2014 compared with $9.5 million at December 31, 2013. The decline is     primarily the result of borrowing $2.9 million under the line of credit to purchase the Magnuson Grand Hotel, which is classified as a current liability, utilizing cash for capital expenditures, a decrease in accounts receivable and an increase in deferred revenues, partially offset by a decrease in accounts payable.

The decrease in accounts receivable at September 30, 2014 compared with December 31, 2013 is primarily the result of a reduction in the number of days outstanding of receivables from some of the larger customers of the waste brokerage and management services business.

The increase in other current assets at September 30, 2014 compared with December 31, 2013 is primarily due to higher food and beverage and merchandise inventories for the golf and related operations segment.

The decrease in accounts payable at September 30, 2014 compared with December 31, 2013 is primarily due to a decrease in amounts due disposal facilities and transportation carriers of the waste brokerage and management services as a result of the timing of payments to vendors in the ordinary course of business.

The increase in accrued payroll and other compensation is primarily due to the amount of accrued bonuses and incentives at September 30, 2014 compared with those accrued at December 31, 2013. Such increase is primarily due to the timing of such payments. In addition, the accrued payroll for the golf and related operations at September 30, 2014 was higher than at December 31, 2013 due to the increased seasonal employment during the golf season.

The increase in deferred revenues at September 30, 2014 compared with December 31, 2013 is a result of an increase in the average number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.6 million at September 30, 2014 compared with $2.3 million at December 31, 2013.

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

Results of Operations

Overall performance

Net operating revenues in the third quarter of 2014 decreased to $14.4 million from $16.4 million in the prior year’s third quarter. The decrease is primarily the result of a decrease in the net operating revenues of the waste management services segment. Costs of operations decreased to $11.6 million in the third quarter of 2014 compared with $13.4 million in the prior year’s third quarter. Such decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs, as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $.6 million in the third quarter of 2014 compared to $.4 million in the third quarter of 2013. The increase is primarily the result of depreciation expense associated with the salt water injections wells which began accepting brine water in April 2014. Consolidated selling, general and administrative expenses were to $2.2 million in the third quarter of 2014 compared with $2.1 million in the third quarter of 2013. Avalon recorded net income of $.1 million in the third quarter of 2014 compared with net income of $.4 million in the third quarter of 2013.

For the first nine months of 2014, net operating revenues decreased to $37.4 million from $46.8 million for the first nine months of 2013. The decrease is primarily the result of a decrease in the net operating revenues of the waste management services segment. Costs of operations were $30.9 million for the first nine months of 2014 compared with $39.0 million for the first nine months of 2013. Such decrease is primarily due to the lower net operating revenues of the waste management services segment, which resulted in less transportation and disposal costs as these costs vary directly with the associated net operating revenues. Fixed costs relating to depreciation and amortization expense were $1.6 million for the first nine months of 2014 compared with the $1.2 million for the first nine months of 2013. The increase is primarily the result of depreciation expense associated with the salt water injections wells which began accepting brine water in April 2014. Consolidated selling, general and administrative expenses decreased to $5.8 million for the first nine months of 2014 compared with $5.9 million for the first nine months of 2013. Avalon incurred a net loss of $.7 million for the first nine months of 2014 compared with net income of $.7 million for the first nine months of 2013.

Performance in the Third Quarter of 2014 compared with the Third Quarter of 2013

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 17% to $10.4 million in the third quarter of 2014 compared with $12.5 million in the third quarter of the prior year. For the third quarter of 2014, net operating revenues of the waste brokerage and management services business were $9.5 million compared with $11.9 million in the third quarter of 2013, while the net operating revenues of the captive landfill management operations were $.5 million in the third quarter of 2014 compared with $.6 million in the third quarter of 2013. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were $.4 million. The decrease in net operating revenues of the waste brokerage and management operations was primarily due to a 45% decrease in net operating revenues associated with event work and a 36% decrease in the net operating revenues from managerial, consulting and clerical services that are provided for a single customer. These decreases were partially offset by a 13% increase in continuous work. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter. The net operating revenues from managerial, consulting and clerical services that are provided for a single customer declined from $1.3 million in the third quarter of 2013 to $.8 million in the third quarter of 2014. The managerial, consulting and clerical services provided are entirely dependent upon such customer’s needs. The gross margins associated with this type of work are much lower than our traditional waste management services’ margins. The overall average gross margins of the waste brokerage and management services business increased to 19.7% in the third quarter of 2014 compared with 16.4 % in the third quarter of the prior year. The improvement was primarily due to a lower percentage of the total net operating revenues being associated with the managerial, consulting and clerical services. The net operating revenues of the captive landfill are dependent upon the amount of waste generated by the owner of the landfill for whom Avalon manages and operates the facility. During the third quarter of 2014, the volume of waste disposed of at the landfill decreased; however, this decrease was partially offset by an increase in construction mat sales.

Income before taxes for the waste management services segment declined to $1.0 million in the third quarter of 2014 compared with $1.1 million in the third quarter of the prior year. The decrease is primarily due to the decreased net operating revenues of the waste brokerage and management services business, partially offset by improved gross margins. Income before taxes of the waste brokerage and management services business decreased to $.8 million for the third quarter of 2014 compared with $1.0 million for the third quarter of 2013 primarily due to the aforementioned items. Income before taxes of the captive landfill operations was $.1 million in both the third quarter of 2014 and in the prior year quarter. The salt water injection wells recorded income before taxes of $.1 million in the third quarter of 2014.

 As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells are located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division can further evaluate the wells.

On September 5, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #1 injection well. The Division reviewed all the information submitted by Avalon and additional data. Based upon this review, the Division concluded that with reasonable scientific certainty, the injection operations of AWMS #1 were not related to the deep seismic event that occurred on August 31, 2014. As a result, the Order suspending all operations of AWMS #1 was terminated effective September 18, 2014. As such, Avalon resumed injection operations of AWMS #1 consistent with all terms and conditions of the permit issued on July 18, 2013. On September 19, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #2 injection well. Currently, the operations of Avalon’s second injection well are still suspended.

On October 3, 2014, Avalon filed an appeal to the Orders of the Chief disputing the basis for suspending operations and also the authority of the Chief to immediately suspend such operations. Avalon seeks relief in the form of an order from the Commission that vacates the Orders.

On August 1, 2014, Avalon, through a wholly owned subsidiary, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio. The transaction also includes the purchase of the adjoining tennis center. The Magnuson Grand Hotel is located adjacent to Avalon’s corporate headquarters and its Avalon Lakes Golf Course. The results of operations of the hotel are included in the golf and related operations segment. Net operating revenues for the golf and related operations were $4.1 million in the third quarter of 2014 compared with $3.9 million the third quarter of 2013. The increase in net operating revenues was primarily as a result of the inclusion of $.3 million of net operating revenues of the hotel, partially offset by a slight decrease in green fees, cart rentals and merchandise sales. The golf and related operations segment incurred a loss before taxes of $.1 million in the third quarter of 2014 compared with net income before taxes of $.2 million in the third quarter of 2013. The decrease was primarily due to significantly higher employee costs and higher costs for various operating supplies.

General corporate expenses

General corporate expenses were $.8 million in both the third quarter of 2014 and 2013.

Net income

Avalon recorded net income of $.1 million in the third quarter of 2014 compared with net income of $.4 million in the third quarter of 2013. Avalon recorded a state income tax provision in both the third quarter of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2014 and 2013. The income tax provision for the third quarter of 2014 and 2013 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2014 compared with the first nine months of 2013

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased to $27.6 million in the first nine months of 2014 compared with $37.1 million in the first nine months of the prior year. For the first nine months of 2014, net operating revenues of the waste brokerage and management services business were $25.2 million compared with $35.4 million for the first nine months of 2013, while the net operating revenues of the captive landfill management operations were $1.7 million in both the first nine months of 2014 and 2013. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were $.7 million. The decrease in net operating revenues of the waste brokerage and management operations was primarily due to a 46% decrease in net operating revenues associated with event work and a 55% decrease in the net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer. The managerial, consulting and clerical services provided are entirely dependent upon such customer’s needs. The net operating revenues from managerial, consulting and clerical services declined from $6.2 million for the first nine months of 2013 to $2.8 million for the first nine months of 2014. The gross margins associated with this type of work are much lower than our traditional waste management services’ margins. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time and can fluctuate significantly from quarter to quarter and year to year. As mentioned above, the work associated with event projects for the first nine months of 2014 has decline significantly compared to the first nine months of 2013. Although net operating revenues have decreased significantly, the overall average gross margins of the waste brokerage and management services business increased to 19.5% for the first nine months of 2014 compared with 16.5 % in for the first nine months of the prior year. The improvement was primarily due to a lower percentage of the total net operating revenues being associated with the managerial, consulting and clerical services and low margin event projects.

Income before taxes for the waste management services segment decreased to $2.2 million in the first nine months of 2014 compared with $2.9 million in the first nine months of the prior year. The decrease is primarily due to the decreased net operating revenues of the waste brokerage and management services business, partially offset by improved gross margins. Income before taxes of the waste brokerage and management services business decreased to $2.0 million for the first nine months of 2014 compared with $2.6 million for the first nine months of 2013 primarily as a result of the aforementioned items. Income before taxes of the captive landfill operations was $.3 million in both the first nine months of 2014 and 2013. For the first nine months of 2014, the salt water injection wells, which began operating in the second quarter, incurred a loss before taxes of $.1 million due to the limited amount water accepted for disposal in the second quarter. In addition, the operations of the two salt water injection wells were suspended on September 3, 2014 as a result of a seismic event described below.

On August 1, 2014, Avalon, through a wholly owned subsidiary, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio. The transaction also includes the purchase of the adjoining tennis center. The Magnuson Grand Hotel is located adjacent to Avalon’s corporate headquarters and its Avalon Lakes Golf Course. The results of operations of the hotel are included in the golf and related operations segment. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2014 and 2013. Net operating revenues of the golf and related operations segment were $9.9 million for the first nine months of 2014 compared with $9.7 million for the first nine months of 2013.  Net operating revenues increased primarily as a result of the inclusion of $.3 million of net operating revenues of the hotel. In addition, net operating revenues from membership dues and food and beverage sales increased but such increase was partially offset by a decrease in the net operating revenues from greens fees, cart rentals and merchandise sales. The average number of members during the first nine months of 2014 was 3,739 compared with 3,550 in the prior year’s first nine months. The golf and related operations segment incurred a loss before taxes of $.7 million for the nine months ended September 30, 2014 compared with income before taxes of $18,000 for the nine months ended September 30, 2013. The increased loss was primarily due to significantly higher employee costs, substantially higher utility costs as a result of the inclement weather and higher costs for operating supplies.

General corporate expenses

General corporate expenses were $2.1 million in the first nine months of 2014 which was slightly lower than the $2.2 million of general corporate expenses for the first nine months of 2013.

Net income

Avalon incurred a net loss of $.7 million in the first nine months of 2014 compared with net income of $.7 million in the first nine months of the prior year. Avalon recorded a state income tax provision in the first nine months of 2014 and 2013, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the first nine months of 2014 and 2013. The income tax benefit for the first nine months of 2014 and the income tax provision for the first nine months of 2013 were offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. The overall effective tax rate differs from statutory rates primarily due to the change in the valuation allowance.

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

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (‘Chief or Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells are located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division can further evaluate the wells.

On September 5, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #1 injection well. The Division reviewed all the information submitted by Avalon and additional data. Based upon this review, the Division concluded that with reasonable scientific certainty, the injection operations of AWMS #1 were not related to the deep seismic event that occurred on August 31, 2014. As a result, the Order suspending all operations of AWMS #1 was terminated effective September 18, 2014. As such, Avalon resumed injection operations of AWMS #1 consistent with all terms and conditions of the permit issued on July 18, 2013. On September 19, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #2 injection well. Currently, the operations of Avalon’s second injection well are still suspended.

On October 3, 2014, Avalon filed an appeal to the Orders of the Chief disputing the basis for suspending operations and also the authority of the Chief to immediately suspend such operations. Avalon seeks relief in the form of an order from the Commission that vacates the Orders. If Avalon is unsuccessful is winning its appeal and the Ohio Department of Natural Resources suspends the operations of the AWMS #2 injection well indefinitely, the future financial performance of Avalon would be adversely affected.

The Avalon Golf and Country Club has golf courses and clubhouses at each of its three facilities. The Squaw Creek and Sharon facilities each have a swimming pool, a fitness center and dining and banquet facilities. The Squaw Creek facility also has tennis courts. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available for use by the general public, the primary source of revenues will be generated by the members of the Avalon Golf and Country Club. Avalon believes that the combination of these three facilities will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon has been able to retain and increase the number of members of the Avalon Golf and Country Club, as of September 30, 2014, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2014 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 4, 2014, reported the acquisition of the Magnuson Grand Hotel on August 1, 2014.

On September 9, 2014 reported that the Ohio Chief of the Division of Oil and Gas Resources Management had issued two Orders immediately suspending both the saltwater injection well operations due to a seismic event occurring on August 31, 2014.

On September 23, 2014 reported that one of the Orders suspending one of the saltwater injection wells was vacated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 13, 2014	By:	/s/ Timothy C. Coxson
Timothy C. Coxson, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)