Form 10-K
period 2014-12-31
AVALON HOLDINGS CORP
filed 2015-03-12
CIK 1061069

2014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No   X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 6, 2015 was $9.4 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 6, 2015 was approximately $3,400. The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of March 6, 2015.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2014 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

_________________________________

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

_________________________________

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2014 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In October 2006, Avalon, through a newly created subsidiary, Avalon Country Club at Sharon, Inc. (“Sharon”), completed the acquisition of the Sharon Country Club assets. The primary assets of the Sharon club include the golf course and clubhouse. Avalon renovated the clubhouse and constructed additional recreational facilities and operates the Sharon facilities as part of its Avalon Golf and Country Club.

In June 2011, American Water Management Services, LLC was formed to acquire options on properties for the purpose of operating salt water injection wells. American Water Management Services, LLC, a wholly owned subsidiary of Avalon, manages all the salt water injection well operations, including the marketing and sales function and all decisions regarding the well operations for a percentage of the gross revenues.

In August 2013, Avalon created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of American Water Management Services, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements.

In August 2013, AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. Construction of the wells began in the fourth quarter of 2013, and in April 2014, the wells commenced operations accepting brine water for disposal.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed The Avalon Resort and Spa. The primary assets of The Avalon Resort and Spa include the 144 room hotel, indoor swimming pool and adjoining tennis center. The Avalon Resort and Spa is located adjacent to Avalon’s corporate headquarters and Avalon Lakes Golf Course. The Avalon Resort and Spa is currently in operation and is being renovated. The renovations include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool. The Avalon Resort and Spa will also be expanded to include a 12,000 square foot addition which will provide for new restaurants, bars, a full service spa and salon, extensive conference facilities, complete fitness center and a resort style pool. The Avalon Resort and Spa operates in conjunction with the Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of golf courses and related clubhouses, a hotel, fitness centers, tennis courts, spa services, dining and banquet facilities and a travel agency. In 2014, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues. In 2013, one customer of the waste management services segment, Shell Western Exploration and Production, Inc., accounted for 17% of the waste management services segment’s net operating revenues to external customers and 13% of the consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2014 and 2013, the net operating revenues of the waste management services segment represented approximately 75% and 79%, respectively, of Avalon’s total segments’ net operating revenues.

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

AWMS Holdings, LLC, is a holding company that was created to form and own a series of wholly owned subsidiaries that own and operate salt water injection wells and facilities. AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. American Water Management Services, LLC, a wholly owned subsidiary of Avalon, manages the operations, including the marketing and sales function and all the decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of American Water Management Services, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. Construction of the wells began in the fourth quarter of 2013, and in April 2014, the wells commenced operations accepting brine water for disposal.

Golf and Related Operations

Avalon’s golf and related operations segment operates golf courses and related facilities, a hotel and travel agency. For the years 2014 and 2013, the net operating revenues of the golf and related operations segment represented approximately 25% and 21%, respectively, of Avalon’s total segments’ net operating revenues.

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

In October 2006, Avalon, through its subsidiary, Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of Sharon include the golf course and clubhouse which includes, dining and banquet facilities, a swimming pool, spa services and a fitness center. Sharon generates its revenue in the same manner as ALGI and TBG, but also generates revenues from its fitness center and spa services.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed The Avalon Resort and Spa. The primary assets of The Avalon Resort and Spa include the 144 room hotel, indoor swimming pool and adjoining tennis center. The Avalon Resort and Spa is located adjacent to Avalon’s corporate headquarters and Avalon Lakes Golf Course. The Avalon Resort and Spa will provide our guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. The Avalon Resort and Spa is currently being renovated. The renovations include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool. The Avalon Resort and Spa will also be expanded to include a 12,000 square foot addition which will provide for new restaurants, bars, a full service spa and salon, extensive conference facilities, complete fitness center and a resort style pool. The Avalon Resort and Spa earns revenues through room rentals and from tennis activities. Upon completion of the expansion and renovation, other revenue-generating resort amenities will include restaurants, bars, a full service spa and salon and extensive banquet and conference facilities. The Avalon Resort and Spa operates in conjunction with its Avalon Golf and Country Club.

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club will also have access to all of the amenities offered by The Avalon Resort and Spa. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Resort and Spa will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2014, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

All three of Avalon’s golf course operations and The Avalon Resort and Spa currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

The Avalon Resort and Spa’s principal competitors are operators of full service, select service and extended stay properties, including major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. We compete for guests based primarily on the resort complex and country club experience created through the combination of the resort/spa and country club operations.

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

Employees

As of December 31, 2014, Avalon had 379 employees, 35 of whom were employed by the waste management services segment, 316 of whom were employed by the golf and related operations and 28 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

The recent increase in the use of hydrofracturing in both Pennsylvania and Ohio has substantially increased the need for saltwater disposal wells and it is likely that the number of saltwater disposal wells being permitted and constructed will increase. As such, the price charged to customers to dispose of the saltwater brine may fluctuate with the increase in competition. In addition, alternative methods for the disposal of saltwater brine may be developed. Both a price decline and/or alternative methods for the disposal of saltwater brine could adversely impact the financial results of Avalon.

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

There is a continuing risk during the saltwater disposal well’s operation of an environmental event causing contamination to the water tables in the surrounding area, or seismic events. The occurrence of a spill or contamination at a disposal well site could result in remedial expenses and/or result in the operations at the well site being suspended and/or terminated by the Ohio EPA or the ODNR. Incurring remedial expenses and /or a suspension or termination of Avalon’s right to operate one or more saltwater disposal wells at the well site could have an adverse effect on Avalon’s financial results.

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

On September 19, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #2 injection well. On October 3, 2014, Avalon filed an appeal to the Orders of the Chief disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. Currently, the operations of Avalon’s second injection well are still suspended. Avalon is seeking relief in the form of an order from the Commission that vacates the Orders. An appeal hearing is tentatively scheduled to occur in March of 2015.

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

Golf Memberships and Liquor Licenses

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Resort and Spa will provide guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club will also have access to all of the amenities offered by The Avalon Resort and Spa. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Resort and Spa will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2014, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations and The Avalon Resort and Spa currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2014.

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

Avalon Country Club at Sharon, Inc. owns an 18-hole golf course on approximately 130 acres. The clubhouse and recreational facilities are approximately 80,000 square feet and include a pro shop, dining and banquet facilities, an outdoor swimming pool, a spa and fitness center.

The Avalon Resort and Spa owns an 89,000 square foot 144 room hotel, fitness center and 3 indoor tennis courts of approximately 4,500 square feet located on approximately 8.2 acres in Warren, Ohio adjacent to the Avalon Lakes Golf Course. The Avalon Resort and Spa is currently being renovated. The renovations include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool. The Avalon Resort and Spa will also be expanded to include a 12,000 square foot addition which will provide for new restaurants, bars, a full service spa and salon, extensive conference facilities, complete fitness center and a resort style pool.

The captive landfill management operations use approximately four pieces of equipment (such as bulldozers, excavators and backhoes) and two pieces of rolling stock, all of which are owned or leased by ALMI.

AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells and related facilities are located.

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

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2014 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	34
Dividend policy	34

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-12

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	30

Financial Statements:
Consolidated Balance Sheets as of December 31, 2014 and 2013	13
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	14
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	15
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013	16

Notes to Consolidated Financial Statements	17-29

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON accounting and FINANCIAL DISCLOSURE

None

item 9A.	controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

In August 2014, we acquired The Avalon Resort and Spa. The Avalon Resort and Spa operated under its own set of systems and internal controls. We are currently incorporating their processes into our own systems and control environment. We expect to complete the incorporation of The Avalon Resort and Spa’s operations into our systems and control environment in 2015.

The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released the updated Internal Control–Integrated Framework (“2013 Framework”) in May 2013 which superseded the original 1992 Framework. During 2014, we transitioned to the criteria set forth by COSO in the 2013 Framework from the original 1992 Framework. This transition did not materially affect, and is not reasonably likely to materially affect, our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	67	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	38	Chief Financial Officer and Treasurer
Frances R. Klingle	68	Chief Administrative Officer
Kenneth J. McMahon	62	Chief Executive Officer and President of American Waste Management Services, Inc.
Timothy C. Coxson	64	Secretary, Director of Corporate Financial Services and a Director

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

Bryan P. Saksa was appointed Chief Financial Officer and Treasurer of the Company in December 2014. Mr. Saksa has been a Certified Public Accountant since 2001 and previously worked for a national public accounting firm and publicly owned companies in financial accounting and reporting roles. He received a Bachelor of Business Administration degree in Accounting from Cleveland State University.

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

Timothy C. Coxson has been the Director of Corporate Financial Services since December 2014 and a director and Secretary of the Company since April 2007. He was previously Chief Financial Officer and Treasurer from March 2006 to December 2014. Mr. Coxson had been Chief Financial Officer and Treasurer of Avalon from June 1998 until August 2004. From September 2004 to March 2006, Mr. Coxson was Director of Corporate Services of Avalon. He has over 25 years of experience working for publicly owned companies in accounting and external reporting. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1.	Financial Statements and Independent Auditors’ Report (See Part II, Item 8 of this report regarding incorporation by reference from the 2014 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2014 and 2013, should be read in conjunction with the previously referenced financial statements.

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

11.1	Omitted—inapplicable. See “Basic and dilutive net income (loss) per share” on page 20 of the 2014 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2014 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

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

On December 2, 2014, announced the appointment of Bryan P. Saksa as Chief Financial Officer and Treasurer effective December 1, 2014.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March, 2015.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 12th day of March, 2015.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ Bryan P. Saksa	Chief Financial Officer and Treasurer
Bryan P. Saksa

/s/ Timothy C. Coxson	Secretary, Director of Corporate Financial Services and Director
Timothy C. Coxson

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ David G. Bozanich	Director
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Avalon Holdings Corporation and subsidiaries referred to in our report dated March 12, 2015, which is included in the 2014 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 12, 2015

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions / (Recoveries) [1]	Balance at End of Year

Allowance for Doubtful Accounts:

Year ended December 31,
2014	$168	$56	$—	$56	$168
2013	$166	$18	$—	$16	$168

1 Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2014 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.