Form 10-Q
period 2015-03-31
AVALON HOLDINGS CORP
filed 2015-05-14
CIK 1061069

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of May 8, 2015.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Net operating revenues	$10,700	$9,983

Costs and expenses:
Costs of operations	9,307	8,514
Depreciation and amortization expense	638	428
Selling, general and administrative expenses	2,034	1,800
Operating loss	(1,279)	(759)

Other income (expense):
Interest expense	(5)	(5)
Other income, net	72	72
Loss before income taxes	(1,212)	(692)

Provision for income taxes	7	8
Net loss	(1,219)	(700)

Less net loss attributable to non-controlling interest in subsidiary	(179)	(1)
Net loss of Avalon Holdings Corporation common shareholders	$(1,040)	$(699)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and dilutive net loss per share	$(0.27)	$(0.18)

Weighted average shares outstanding - basic and diluted	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$2,543	$4,329
Accounts receivable, net	7,958	8,750
Inventories	1,032	947
Prepaid expenses	492	474
Refundable income taxes	18	8
Other current assets	45	45
Total current assets	12,088	14,553

Property and equipment, less accumulated depreciation and amortization of $15,647 in 2015 and $15,172 in 2014	38,978	35,954
Leased property under capital leases, less accumulated depreciation and amoritzation of $3,981 in 2015 and $3,867 in 2014	6,334	6,418
Noncurrent deferred tax asset	8	8
Other assets, net	91	911
Total assets	$57,499	$57,844

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$58	$58
Accounts payable	6,050	6,429
Accrued payroll and other compensation	645	714
Accrued income taxes	-	8
Other accrued taxes	270	379
Deferred revenues	2,578	2,256
Other liabilities and accrued expenses	644	707
Total current liabilities	10,245	10,551

Revolving line of credit	5,000	3,800
Obligations under capital leases	319	333
Asset retirement obligation	100	100
Deferred rental income	115	138

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,885	58,868
Accumulated deficit	(20,509)	(19,469)
Total Avalon Holdings Corporation Shareholders' Equity	38,414	39,437
Non-controlling interest in subsidiary	3,306	3,485
Total equity	41,720	42,922
Total liabilities and equity	$57,499	$57,844

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Net loss	$(1,219)	$(700)
Reconciliation of net loss to cash used in operating activities:
Depreciation and amortization expense	638	428
Compensation costs - stock options	17	21
Deferred rental income	(23)	-
Provision for losses on accounts receivable	3	4
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	789	2,197
Inventories	(85)	(164)
Prepaid expenses	(18)	(51)
Refundable income taxes	(10)	-
Other assets, net	2	-
Accounts payable	(1,263)	(2,850)
Accrued payroll and other compensation	(69)	6
Accrued income taxes	(8)	(1)
Other accrued taxes	(109)	(80)
Deferred revenues	322	294
Other liabilities and accrued expenses	(63)	47
Net cash used in operating activities	(1,096)	(849)

Investing activities:
Capital expenditures	(1,876)	(1,972)
Net cash used in investing activities	(1,876)	(1,972)

Financing activities:
Proceeds from subsidiary private placement offering	-	350
Borrowings under line of credit facility	1,200	-
Principal payments on capital lease obligations	(14)	(13)
Contribution to paid-in capital	-	17
Net cash provided by financing activities	1,186	354

Decrease in cash and cash equivalents	(1,786)	(2,467)
Cash and cash equivalents at beginning of year	4,329	9,798
Cash and cash equivalents at end of year	$2,543	$7,331

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$884	$906

Cash paid during the year for interest	$38	$5

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon Holdings Corporation and subsidiaries (collectively “Avalon” or the “Company”) and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2014 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2015, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior year amounts have been made to the Consolidated Statement of Cash Flows to conform to current year classification.

Note 2. Subsequent Events

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 3. Acquisition

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and will operate as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the 144 room hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

The acquisition is consistent with the Company's business strategy in that The Avalon Inn will provide guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club will also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals and from tennis activities. Upon completion of the expansion and renovation, other revenue-generating amenities will include restaurants, bars and extensive banquet and conference facilities. The operating results of The Avalon Inn have been included within the Company’s Condensed Consolidated Statement of Operations and within Avalon's golf and related operations segment since the date of acquisition. The Consolidated Statement of Operations for the three months ended March 31, 2015 includes net operating revenues of $0.2 million and a loss before income taxes of $0.2 million related to The Avalon Inn.

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. As of March 31, 2015, the entire purchase price allocation is preliminary. The Company has received a preliminary third-party valuation of the acquired property, buildings, furniture and fixtures of The Avalon Inn and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. During the three months ended March 31, 2015, the Company reclassified approximately $0.8 million of other intangible assets to property and equipment to reflect an updated preliminary valuation of the acquired property, building, furniture and fixtures of The Avalon Inn. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional adjustments will be recorded during the measurement period.

The Avalon Inn’s assets and liabilities are recorded at fair value as of the date of acquisition. The purchase consideration and related preliminary estimated allocations are as follows (in thousands):

Assets acquired:
Property and equipment	$3,388
Liabilities assumed:
Deferred rental income	266
Total consideration	$3,122

Pro forma net operating revenues and results of operations for the acquisition of The Avalon Inn, had the acquisition occurred at the beginning of the three month period ended March 31, 2014, are not significant and, accordingly, are not provided.

Note 4. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common    shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three months ended March 31, 2015 and 2014, the diluted per share amount is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. However, assuming dilution, the diluted weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014 was 3,896,798 and 4,200,427, respectively.

Note 5. Credit Facility

During July 2014, Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. Interest on borrowings accrues at LIBOR plus 2.70% and has a .25% nonuse fee. In March 2015 the maturity date on the line of credit agreement was extended to April 30, 2016. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at March 31, 2015. At March 31, 2015, the outstanding borrowings under the line of credit agreement were $5.0 million. Amounts borrowed under the line of credit agreement were utilized to fund the acquisition of The Avalon Inn and related renovation and expansion. As of March 31, 2015, no borrowings were available under the line of credit agreement. At March 31, 2014, there were no borrowings under the line of credit agreement. The weighted average interest rate on outstanding borrowings under the line of credit agreement was 2.87% during the three months ended March 31, 2015. At March 31, 2015, the interest rate was 2.87%. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 835-20, Capitalization of Interest, Avalon capitalized approximately $33,000 of interest costs on borrowings incurred related to construction on The Avalon Inn.

Note 6. Income Taxes

Avalon recorded a net loss of $1.0 million in the first quarter of 2015 compared with a net loss of $0.7 million in the first quarter of 2014. Avalon recorded a state income tax provision in both the first quarter of 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the first quarter of 2015 and 2014. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 7. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At March 31, 2015 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

The following information is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2015	760,000	2.63	1.09
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2015	760,000	$2.63	$1.09
Options Vested	704,000
Exercisable at March 31, 2015	304,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
2)

The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contract Vesting Term.

The table below represents the period and predetermined stock price needed for vesting.

	Begins	Ends	Predetermined
	Vesting	Vesting	Vesting Price
Block 1	12 months after Grant Dates	48 months after Grant Dates	$3.43
Block 2	24 months after Grant Dates	60 months after Grant Dates	$4.69
Block 3	36 months after Grant Dates	72 months after Grant Dates	$6.43
Block 4	48 months after Grant Dates	84 months after Grant Dates	$8.81
Block 5	60 months after Grant Dates	96 months after Grant Dates	$12.07

Compensation cost was approximately $17,000 and $21,000 for the three months ended March 31, 2015 and 2014, based upon the estimated fair value calculation. As of March 31, 2015, there was approximately $78,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.26 years.

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

Note 9. Business Segment Information

Avalon’s reportable segments include waste management services and golf and related operations. In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” Using the criteria of ASC 280 Segment Reporting, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous brokerage and management services to industrial, commercial, municipal and governmental customers, captive landfill management for an industrial customer, construction mats and salt water injection well operations.

The golf and related operations segment includes the operations of golf courses, country clubs and related facilities, a hotel and travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis, spa services and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at March 31, 2015 and December 31, 2014 were $2.6 million and $2.3 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2015, one customer accounted for approximately 7.8% of Avalon’s consolidated net operating revenues and 10.0% of the waste management service segment’s net operating revenues. For the three months ended March 31, 2014, no one customer accounted for 10% of Avalon’s consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net operating revenues from:
Waste management services:
External customer revenues	$8,370	$7,830
Intersegment revenues	-	-
Total waste management services	8,370	7,830

Golf and related operations:
External customer revenues	2,330	2,153
Intersegment revenues	26	19
Total golf and related operations	2,356	2,172

Segment operating revenues	10,726	10,002
Intersegment eliminations	(26)	(19)
Total net operating revenues	$10,700	$9,983

Income (loss) before income taxes:
Waste management services	$179	$508
Golf and related operations	(601)	(498)
Segment income (loss) before taxes	(422)	10
Corporate interest expense	(1)	-
Corporate other income, net	8	8
General corporate expenses	(797)	(710)
Loss before income taxes	$(1,212)	$(692)

	March 31,	December 31,
	2015	2014
Identifiable assets:
Waste management services	$18,776	$19,381
Golf and related operations	39,239	36,449
Corporate	45,224	44,613
Subtotal	103,239	100,443
Elimination of intersegment receivables	(45,740)	(42,599)
Total	$57,499	$57,844

In comparing the identifiable assets at March 31, 2015 with those at December 31, 2014, the decrease in identifiable assets of the waste management services segment of $0.6 million is primarily due to a decrease in accounts receivable partially offset by an increase in intersegment transactions, which are eliminated in consolidation. Accounts receivable decreased due to lower net operating revenues of the waste brokerage and management services business in the first quarter of 2015 compared with the fourth quarter of 2014. Net operating revenues of the waste management brokerage and management services business were $8.4 million in the first quarter of 2015 compared with $11.0 million in the fourth quarter of 2014. The increase in identifiable assets of the golf and related operations segment of $2.8 million is primarily due to the renovation and expansion of The Avalon Inn. The increase in corporate identifiable assets is primarily due to an increase in intersegment transactions partially offset by a decrease in cash and cash equivalents as a result of monies expended for the construction on The Avalon Inn.

Note 10. Certain Relationships and Related Transactions

In August 2013, Avalon created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. AWMS Water Solutions, LLC (formerly American Water Management Services, LLC), a wholly owned subsidiary of Avalon, manages all the salt water injection well operations, including the marketing and sales function and all decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of AWMS Water Solutions, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. At March 31, 2015, Avalon owned approximately 47% of AWMS Holdings, LLC. Management and outside directors of Avalon, who qualified as accredited investors, invested approximately $1.0 million in AWMS Holdings, LLC.

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

On September 19, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #2 injection well. On October 3, 2014, Avalon filed an appeal to the Orders of the Chief disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. Avalon is seeking relief in the form of an order from the Commission that vacates the Orders. In March 2015 an appeal hearing was held and post hearing briefs were filed. Avalon is currently awaiting judgment and the operations of Avalon’s second injection well are still suspended.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of Avalon Holdings Corporation and its subsidiaries. As used in this report, the term “Avalon” or the “Company” means Avalon Holdings Corporation and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

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

Liquidity and Capital Resources

For the three months ended March 31, 2015, Avalon utilized existing cash, cash provided by operations and borrowings under the line of credit facility to meet operating needs, fund capital expenditures and to fund the renovation and expansion of The Avalon Inn described below.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and will operate as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the 144 room hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

The acquisition is consistent with the Company's business strategy in that The Avalon Inn will provide guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club will also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals and from tennis activities. Upon completion of the expansion and renovation, other revenue-generating amenities will include restaurants, bars and extensive banquet and conference facilities.

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. As of March 31, 2015, the entire purchase price allocation is preliminary. The Company has received a preliminary third-party valuation of the acquired property, buildings, furniture and fixtures of The Avalon Inn and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional adjustments will be recorded during the measurement period.

For the three month ended March 31, 2015 Avalon incurred capital expenditures of $2.8 million and paid vendors $1.9 million for such expenditures. Such expenditures related principally to the renovation and expansion of The Avalon Inn. Avalon’s aggregate capital expenditures in 2015 are expected to be in the range of $6 million to $8 million, which will principally relate to the renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all of its renewal options.

Working capital was $1.8 million at March 31, 2015 compared with $4.0 million at December 31, 2014. The decrease in working capital is primarily due to a decrease in cash and cash equivalents and accounts receivable partially offset by a decrease in accounts payable described below. Cash and cash equivalents decreased primarily as a result of the utilization of funds associated with the renovation and expansion of The Avalon Inn.

Accounts receivable decreased to $8.0 million at March 31, 2015 compared with $8.8 million at December 31, 2014. Accounts receivable decreased due to lower net operating revenues of the waste brokerage and management services business in the first quarter of 2015 compared with the fourth quarter of 2014. Net operating revenues of the waste management brokerage and management services business were $8.4 million in the first quarter of 2015 compared with $11.0 million in the fourth quarter of 2014. The decrease in accounts receivable from the waste brokerage and management services business were partially offset by an increase in accounts receivable of the golf and related operations segment.

Accounts payable decreased to $6.1 million at March 31, 2015 compared with $6.4 million at December 31, 2014 primarily as the result of a decrease in amounts due to disposal facilities and transportation carriers of the waste brokerage and management services as a result of lower net operating revenues of the waste brokerage and management services business in the first quarter of 2015 compared with the fourth quarter of 2014 and the timing of payments to vendors in the ordinary course of business.

The increase in deferred revenues at March 31, 2015 compared with December 31, 2014 is a result of an increase in the average number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.6 million at March 31, 2015 compared with $2.3 million at December 31, 2014.

During July 2014, Avalon increased its unsecured line of credit agreement with The Huntington National Bank from $1 million to $5 million. Interest on borrowings accrues at LIBOR plus 2.70% and has a .25% nonuse fee. In March 2015 the maturity date on the line of credit agreement was extended to April 30, 2016. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at March 31, 2015. At March 31, 2015, the outstanding borrowings under the line of credit agreement were $5.0 million. Amounts borrowed under the line of credit agreement were utilized to fund the acquisition of The Avalon Inn and related renovation and expansion. As of March 31, 2015, no borrowings were available under the line of credit agreement. At March 31, 2014, there were no borrowings under the line of credit agreement. The weighted average interest rate on outstanding borrowings under the line of credit agreement was 2.87% during the three months ended March 31, 2015. At March 31, 2015, the interest rate was 2.87%.

Management believes that anticipated cash provided from future operations, will be, for the foreseeable future, sufficient to meet operating requirements. If business conditions warrant additional monies needed to fund capital expenditure programs, Avalon will take actions such as refinancing or restructuring our current debt agreement, incurring additional indebtedness, issuance of common stock or issuance of a security with characteristics of both debt and equity.

Growth Strategy

Waste Management Segment

Our growth strategy for the waste management services segment focuses on increasing revenue, gaining market share and enhancing shareholder value through internal growth. Although we are a waste management services company, we do not own any landfills or provide waste collection services. However, because of our many relationships with various disposal facilities and transporters, we are able to be more flexible and provide alternative solutions to a customer’s waste disposal or recycling needs. In addition, Avalon has purchased options on a number of properties for the purpose of drilling salt water injections wells for the disposal of the brine waters from oil and gas drilling. As previously mentioned Avalon has commenced the operation of salt water injection wells on one of these properties. It is the intent of Avalon to acquire or construct additional salt water injection wells, if business conditions warrant such opportunities. We intend to capitalize on our management and sales staff which has extensive experience in all aspects of the waste business. As such, we intend to manage our internal growth as follows:

•    Sales and Marketing Activities. We will focus on retaining existing customers and obtaining new business through our well-managed sales and marketing activities. We seek to manage our sales and marketing activities to enable us to capitalize on our position in many of the markets in which we operate. We provide a tailored program to all of our customers in response to their particular needs. We accomplish this by centralizing services to effectively manage their needs, such as minimizing their procurement costs. We also intend to utilize our sales and marketing capabilities to secure customers for the salt water injection well business who will utilize our wells to dispose of brine water from oil and gas drilling.

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

Golf and Related Operations Segment

For the golf and related operations segment, as previously mentioned, in August 2014, the Company acquired The Avalon Inn. The acquisition is consistent with the Company's business strategy in that The Avalon Inn will provide guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club will also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals and from tennis activities. Upon completion of the expansion and renovation, other revenue-generating amenities will include restaurants, bars and extensive banquet and conference facilities. The Avalon Inn is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities.

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense.

Results of Operations

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. The golf and related operations segment includes the operation of golf courses, country clubs and related facilities, a hotel and a travel agency.

Overall performance

Net operating revenues increased 7% to $10.7 million in the first quarter of 2015 compared with $10.0 million in the first quarter of 2014. The increase is primarily the result of an increase in net operating revenues of the waste management services segment. Costs of operations increased to $9.3 million in the first quarter of 2015 compared with $8.5 million in the first quarter of 2014. Such increase is primarily due to the higher net operating revenues of the waste management services segment, which resulted in increased transportation and disposal costs, as these costs vary directly with the associated net operating revenues. In addition, operating costs increased compared to the prior period due to additional costs associated with The Avalon Inn which was acquired in August 2014 and the salt water injection wells which commenced operations by accepting brine water for disposal in April 2014. Fixed costs relating to depreciation and amortization expense were $0.6 million in the first quarter of 2015 compared to $0.4 million in the first quarter of 2014. The increase is primarily the result of depreciation expense associated with The Avalon Inn and the salt water injection wells. Consolidated selling, general and administrative expenses increased to $2.0 million in the first quarter of 2015 compared to $1.8 million in the first quarter of 2014 as a result of higher employee costs and legal fees associated with the saltwater injection wells. Avalon recorded a net loss of $1.0 million, or $.27 per share in the first quarter of 2015 compared with a net loss of $0.7 million or $.18 per share in the first quarter of 2014.

Performance in the First Quarter of 2015 compared with the First Quarter of 2014

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 7% to $8.4 million in the first quarter of 2015 compared with $7.8 million in the first quarter of 2014. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The net operating revenues of the waste brokerage and management services business increased to $7.8 million in the first quarter of 2015 from $7.3 million in the first quarter of 2014. This increase was primarily due to an increase of $1.1 million, or a 57% increase, in net operating revenues associated with event work partially offset by a decrease in the net operating revenues relating to continuous work of $0.4 million, or a 10% decrease. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter. Net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer decreased by $0.2 million, or a 21% decrease, in the first quarter of 2015 compared to the same period in the prior year. Such services are entirely dependent on that customer’s needs. The net operating revenues of the captive landfill management operations were $0.5 million in both the first quarter of 2015 and 2014. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were less than $0.1 million in the first quarter of 2015.

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On September 19, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #2 injection well. On October 3, 2014, Avalon filed an appeal to the Orders of the Chief disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. Avalon is seeking relief in the form of an order from the Commission that vacates the Orders. In March 2015 an appeal hearing was held and post hearing briefs were filed. Avalon is currently awaiting judgment and the operations of Avalon’s second injection well are still suspended.

Income before income taxes for the waste management services segment decreased to $0.2 million in the first quarter of 2015 compared with $0.5 million in the first quarter of 2014. The decrease is primarily due to the loss incurred related to the salt water injection wells during the first quarter of 2015. Income before income taxes of the waste brokerage and management services business were approximately $0.4 million in both the first quarter of 2015 and 2014. The overall average gross margins of the waste brokerage and management services business decreased to approximately 17% in the first quarter of 2015 compared to 18% in the comparable prior period. The decrease is primarily the result of lower gross margin on the event work. Income before income taxes of the captive landfill operations were $0.1 million in both the first quarter of 2015 and 2014. During the first quarter of 2015, the salt water injection wells, which began operating in the second quarter of 2014, incurred a loss before income taxes of $0.3 million due to the limited amount of water accepted for disposal as a result of a seismic event described above and legal costs incurred relating to Avalon’s appeal.

Net operating revenues of the golf and related operations segment were $2.3 million in the first quarter of 2015 compared with $2.2 million in the first quarter of 2014. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2015 and 2014. Net operating revenues increased primarily as a result of $0.2 million of operating revenues related to The Avalon Inn. The average number of members during the first quarter of 2015 was 3,828 compared with 3,690 in the same period in the prior year. Although the net operating revenues from membership dues increased during the first quarter of 2015 compared with the first quarter of 2014, the average net operating revenues per member from membership dues decreased slightly due to a change in the mix between social and golf members and from promotional membership programs.

The golf and related operations segment incurred a loss before income taxes of $0.6 million in the first quarter of 2015 compared with a loss before taxes of $0.5 million in the first quarter of 2014. The increased loss before income taxes between periods was primarily due to the loss attributable to The Avalon Inn of approximately $0.2 million in the first quarter of 2015 caused by the limited number of rooms available to rent during the renovation of the facility. The ability to attract new members and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

General corporate expenses

General corporate expenses were $0.8 million in the first quarter of 2015 compared to $0.7 million in the prior year. The increase is due to the accumulated net increase in various corporate administrative expenses.

Net income

Avalon recorded a net loss of $1.0 million in the first quarter of 2015 compared with a net loss of $0.7 million in the first quarter of 2014. Avalon recorded a state income tax provision in both the first quarter of 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the first quarter of 2015 and 2014. The income tax provision for the first quarter of 2015 and 2014 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells are located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On September 19, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #2 injection well. On October 3, 2014, Avalon filed an appeal to the Orders of the Chief disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. Avalon is seeking relief in the form of an order from the Commission that vacates the Orders. In March 2015 an appeal hearing was held and post hearing briefs were filed. Avalon is currently awaiting judgment and the operations of Avalon’s second injection well are still suspended.

If Avalon is unable to obtain a favorable decision and resume operations of AWMS #2, the Company will assess the recoverability of the carrying value of the wells and recognize an impairment loss to the extent the carrying value exceeds the fair value.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn will provide guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allow its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club will also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2015, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

All three of Avalon’s golf course operations and The Avalon Inn currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at March 31, 2015, if market interest rates increased one percent, Avalon’s interest expense would increase less than $0.1 million annually. Avalon invests primarily in Certificates of Deposit, U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2015 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of legal proceedings.

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

On May 1, 2015, Avalon reported the voting results from the Annual Meeting held on April 30, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 14, 2015	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)