Form 10-Q
period 2015-06-30
AVALON HOLDINGS CORP
filed 2015-08-07
CIK 1061069

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of August 3, 2015.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net operating revenues	$13,955	$13,016	$24,655	$22,999

Costs and expenses:
Costs of operations	11,665	10,786	20,972	19,300
Depreciation and amortization expense	595	555	1,233	983
Selling, general and administrative expenses	1,909	1,876	3,943	3,676
Operating loss	(214)	(201)	(1,493)	(960)

Other income (expense):
Interest expense	(7)	(5)	(12)	(10)
Other income, net	101	90	173	162
Loss before income taxes	(120)	(116)	(1,332)	(808)

Provision for income taxes	17	22	24	30
Net loss	(137)	(138)	(1,356)	(838)

Less net loss attributable to non-controlling interest in subsidiary	(132)	(50)	(311)	(51)
Net loss of Avalon Holdings Corporation common shareholders	$(5)	$(88)	$(1,045)	$(787)

Loss per share attributable to Avalon Holdings
Corporation common shareholders:
Basic and dilutive net loss per share	$(0.00)	$(0.03)	$(0.27)	$(0.21)

Weighted average shares outstanding - basic and diluted	3,803	3,803	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$2,322	$4,329
Accounts receivable, net	9,857	8,750
Inventories	1,091	947
Prepaid expenses	386	474
Refundable income taxes	20	8
Other current assets	45	45
Total current assets	13,721	14,553

Property and equipment, less accumulated depreciation and amortization of $16,130 in 2015 and $15,172 in 2014	41,299	35,954
Leased property under capital leases, less accumulated depreciation and amortization of $4,092 in 2015 and $3,867 in 2014	6,244	6,418
Noncurrent deferred tax asset	8	8
Other assets, net	111	911
Total assets	$61,383	$57,844

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$59	$58
Accounts payable	7,619	6,429
Accrued payroll and other compensation	891	714
Accrued income taxes	-	8
Other accrued taxes	395	379
Deferred revenues	3,152	2,256
Other liabilities and accrued expenses	573	707
Total current liabilities	12,689	10,551

Revolving line of credit	6,600	3,800
Obligations under capital leases	304	333
Asset retirement obligation	100	100
Deferred rental income	93	138

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,899	58,868
Accumulated deficit	(20,514)	(19,469)
Total Avalon Holdings Corporation Shareholders' Equity	38,423	39,437
Non-controlling interest in subsidiary	3,174	3,485
Total equity	41,597	42,922
Total liabilities and equity	$61,383	$57,844

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014

Operating activities:
Net loss	$(1,356)	$(838)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,233	983
Compensation costs - stock options	31	41
Deferred rental income	(45)	-
Provision for losses on accounts receivable	6	16
Gain from disposal of property and equipment	-	(2)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,113)	1,134
Inventories	(144)	(277)
Prepaid expenses	88	26
Refundable income taxes	(12)	-
Other assets, net	(18)	14
Accounts payable	739	(1,890)
Accrued payroll and other compensation	177	278
Accrued income taxes	(8)	9
Other accrued taxes	16	(10)
Deferred revenues	896	843
Other liabilities and accrued expenses	(134)	144
Net cash provided by operating activities	356	471

Investing activities:
Capital expenditures	(5,135)	(3,537)
Proceeds from disposal of property and equipment	-	14
Net cash used in investing activities	(5,135)	(3,523)

Financing activities:
Proceeds from subsidiary private placement offering	-	400
Borrowings under line of credit facilities	7,800	-
Repayment under line of credit facilities	(5,000)	-
Principal payments on capital lease obligations	(28)	(26)
Contribution to paid-in capital	-	17
Net cash provided by financing activities	2,772	391

Decrease in cash and cash equivalents	(2,007)	(2,661)
Cash and cash equivalents at beginning of year	4,329	9,798
Cash and cash equivalents at end of year	$2,322	$7,137

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$451	$205

Cash paid during the year for interest	$87	$10

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2015, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior year amounts have been made to the Condensed Consolidated Statements of Cash Flows to conform to current year classification.

Note 2. Subsequent Events

Avalon evaluated subsequent events through the date the financial statements were issued.

Note 3. Acquisition

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the 144 room hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales and tennis activities. The operating results of The Avalon Inn have been included within the Company’s Condensed Consolidated Statement of Operations and within Avalon's golf and related operations segment since the date of acquisition. The Consolidated Statement of Operations for the three months ended June 30, 2015 includes net operating revenues of $0.5 million and a loss before income taxes of less than $0.1 million related to The Avalon Inn. During the six months ended June 30, 2015, the Consolidated Statement of Operations includes net operating revenues of $0.7 million and a loss before income taxes of approximately $0.3 million related to The Avalon Inn.

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. As of June 30, 2015, the entire purchase price allocation is preliminary. The Company has received a preliminary third-party valuation of the acquired property, buildings, furniture and fixtures of The Avalon Inn and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. During the six months ended June 30, 2015, the Company reclassified approximately $0.8 million of other intangible assets to property and equipment to reflect an updated preliminary valuation of the acquired property, building, furniture and fixtures of The Avalon Inn. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period.

The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands):

Assets acquired:
Property and equipment	$3,388
Liabilities assumed:
Deferred rental income	266
Total consideration	$3,122

Pro forma net operating revenues and results of operations for the acquisition of The Avalon Inn, had the acquisition occurred at the beginning of the six month period ended June 30, 2014, are not significant and, accordingly, are not provided.

Note 4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented, which was 3,803,331 for each period.

Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option. For the three and six month periods ended June 30, 2015 and 2014, the diluted per share amount is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. However, assuming dilution, the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2015 was 3,890,065 and 3,893,413, respectively. For the three and six months ended June 30, 2014, the diluted weighted average number of common shares outstanding was 4,119,961 and 4,159,972, respectively, assuming dilution.

Note 5. Credit Facility

On May 21, 2015 Avalon and certain wholly owned subsidiaries entered into a line of credit agreement (the “Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio expiring on June 30, 2016. The Agreement provides for a line of credit of up to $9 million. Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at June 30, 2015. At June 30, 2015, the outstanding borrowings under the line of credit agreement were $6.6 million. As of June 30, 2015, the Company has $2.4 million available under the line of credit agreement. During the three and six months ended June 30, 2015, the weighted average interest rate on outstanding borrowings under the line of credit agreement was 3.11% and 2.99%, respectively. At June 30, 2015, the interest rate was 3.50%. Total unamortized debt issuance costs incurred in connection with the Agreement were $22,000 at June 30, 2015.

Borrowings of $5.0 million under the Agreement were utilized to repay the total amount outstanding under the line of credit agreement with The Huntington National Bank. The line of credit agreement with Huntington National Bank was terminated in conjunction with the repayment. At June 30, 2014, there were no borrowings under the line of credit agreement.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 835-20, Capitalization of Interest, during the three and six month periods ended June 30, 2015, Avalon capitalized approximately $44,000 and 77,000, respectively, of interest costs on borrowings incurred related to construction on The Avalon Inn.

Note 6. Income Taxes

Avalon recorded a net loss of $5,000 and $88,000 in the second quarter of 2015 and 2014, respectively. During the six month periods ended June 30, 2015 and 2014, Avalon recorded a net loss of $1,045,000 and $787,000, respectively. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the three and six month periods ended June 30, 2015 and 2014. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 7. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At June 30, 2015 there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

The following information is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2015	760,000	2.63	1.09
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2015	760,000	$2.63	$1.09
Options Vested	704,000
Exercisable at June 30, 2015	304,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation cost was approximately $13,000 and $20,000 for the three months ended June 30, 2015 and 2014, respectively, and $31,000 and $41,000 for the six months ended June 30, 2015 and 2014, respectively, based upon the estimated fair value calculation. As of June 30, 2015, there was approximately $65,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.01 years.

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

The golf and related operations segment includes the operations of golf courses, country clubs and related facilities, a hotel and travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis, spa services and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at June 30, 2015 and December 31, 2014 were $3.2 million and $2.3 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2015, no one customer accounted for 10% of Avalon’s consolidated net operating revenue. For the six months ended June 30, 2014, one customer accounted for approximately 8.5% of Avalon’s consolidated net operating revenues and 11.3% of the waste management service segment’s net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues from:
Waste management services:
External customer revenues	$9,772	$9,346	$18,142	$17,176
Intersegment revenues	-	-	-	-
Total waste management services	9,772	9,346	18,142	17,176

Golf and related operations:
External customer revenues	4,183	3,670	6,513	5,823
Intersegment revenues	11	14	37	33
Total golf and related operations	4,194	3,684	6,550	5,856

Segment operating revenues	13,966	13,030	24,692	23,032
Intersegment eliminations	(11)	(14)	(37)	(33)
Total net operating revenues	$13,955	$13,016	$24,655	$22,999
Income (loss) before income taxes:
Waste management services	$432	$682	$611	$1,190
Golf and related operations	147	(155)	(454)	(653)
Segment income before taxes	579	527	157	537
Corporate interest expense	(2)	-	(3)	-
Corporate other income, net	8	9	17	17
General corporate expenses	(705)	(652)	(1,503)	(1,362)
Loss before income taxes	$(120)	$(116)	$(1,332)	$(808)

	June 30,	December 31,
	2015	2014
Identifiable assets:
Waste management services	$20,982	$19,381
Golf and related operations	42,165	36,449
Corporate	46,679	44,613
Subtotal	109,826	100,443
Elimination of intersegment receivables	(48,443)	(42,599)
Total	$61,383	$57,844

In comparing the identifiable assets at June 30, 2015 with those at December 31, 2014, the increase in identifiable assets of the waste management services segment of $1.6 million is primarily due to an increase in intersegment transactions, which are eliminated in consolidation and to a lesser extent an increase in trade accounts receivable. The increase in identifiable assets of the golf and related operations segment of $5.7 million is primarily due to the renovation and expansion of The Avalon Inn. The increase in corporate identifiable assets is primarily due to an increase in intersegment transactions partially offset by a decrease in cash and cash equivalents as a result of monies expended for the construction on The Avalon Inn.

Note 10. Certain Relationships and Related Transactions

In August 2013, Avalon created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. AWMS Water Solutions, LLC (formerly American Water Management Services, LLC), a wholly owned subsidiary of Avalon, manages all the salt water injection well operations, including the marketing and sales function and all decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of AWMS Water Solutions, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. At June 30, 2015, Avalon owned approximately 47% of AWMS Holdings, LLC. Management and outside directors of Avalon, who qualified as accredited investors, invested approximately $1.0 million in AWMS Holdings, LLC.

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

Liquidity and Capital Resources

For the six months ended June 30, 2015, Avalon utilized existing cash, cash provided by operations and borrowings under the line of credit facility to meet operating needs, fund capital expenditures and to fund the renovation and expansion of The Avalon Inn.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the 144 room hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales and tennis activities.

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. As of June 30, 2015, the entire purchase price allocation is preliminary. The Company has received a preliminary third-party valuation of the acquired property, buildings, furniture and fixtures of The Avalon Inn and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period.

For the six months ended June 30, 2015 Avalon incurred capital expenditures of $5.6 million and paid vendors $5.1 million for such expenditures. Such expenditures related principally to the renovation and expansion of The Avalon Inn. Avalon’s aggregate capital expenditures in 2015 are expected to be in the range of $8 million to $10 million, which will principally relate to the renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

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

Working capital was $1.0 million at June 30, 2015 compared with $4.0 million at December 31, 2014. The decrease in working capital is primarily due to a decrease in cash and cash equivalents and an increase in accounts payable and deferred revenues relating to membership dues partially offset by an increase in accounts receivable described below. Cash and cash equivalents decreased primarily as a result of the utilization of funds associated with the renovation and expansion of The Avalon Inn.

Accounts receivable increased to $9.9 million at June 30, 2015 compared with $8.8 million at December 31, 2014. Accounts receivable increased due to higher net operating revenues of the golf and related operations segment in the second quarter of 2015 compared with the fourth quarter of 2014. Net operating revenues of the golf and related operations segment were $4.2 million in the second quarter of 2015 compared with $3.0 million in the fourth quarter of 2014. Accounts receivable also increased to a lesser extent due to an increase in accounts receivable related to the waste management services segment.

Accounts payable increased to $7.6 million at June 30, 2015 compared with $6.4 million at December 31, 2014 primarily as the result of an increase in amounts due to disposal facilities and transportation carriers of the waste brokerage and management services as a result of the timing of payments to vendors in the ordinary course of business.

The increase in deferred revenues at June 30, 2015 compared with December 31, 2014 is a result of an increase in the average number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $3.2 million at June 30, 2015 compared with $2.3 million at December 31, 2014.

On May 21, 2015 Avalon and certain wholly owned subsidiaries entered into a line of credit agreement (the “Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio expiring on June 30, 2016. The Agreement provides for a line of credit of up to $9 million. Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at June 30, 2015. At June 30, 2015, the outstanding borrowings under the line of credit agreement were $6.6 million. As of June 30, 2015, the Company has $2.4 million available under the line of credit agreement. During the three and six months ended June 30, 2015, the weighted average interest rate on outstanding borrowings under the line of credit agreement was 3.11% and 2.99%, respectively. At June 30, 2015, the interest rate was 3.50%.

Borrowings of $5.0 million under the Agreement were utilized to repay the total amount outstanding under the line of credit agreement with The Huntington National Bank. The line of credit agreement with Huntington National Bank was terminated in conjunction with the repayment. At June 30, 2014, there were no borrowings under the line of credit agreement.

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

Golf and Related Operations Segment

For the golf and related operations segment, as previously mentioned, in August 2014, the Company acquired The Avalon Inn. The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales and tennis activities. The Avalon Inn is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club.

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

Performance in the second quarter of 2015 compared with the second quarter of 2014

Overall performance

Net operating revenues increased to $14.0 million in the second quarter of 2015 compared with $13.0 million in the second quarter of 2014. The increase is the result of a 14% increase in net operating revenues of the golf and related operations segment in addition to an increase in net operating revenues of approximately 5% in the waste management services segment when compared to the same period in the prior year. Costs of operations increased to $11.7 million in the second quarter of 2015 compared with $10.8 million in the second quarter of 2014. The increase in cost of operations is primarily related to the increase in net operating revenues. In addition, operating costs increased during the second quarter of 2015 compared to the comparable prior period due to additional costs associated with The Avalon Inn which was acquired in August 2014. Fixed costs relating to depreciation and amortization expense were $0.6 million in both the second quarter of 2015 and 2014. Consolidated selling, general and administrative expenses were $1.9 million in both the second quarter of 2015 and 2014. The increased selling, general and administrative costs associated with the Avalon Inn were offset by the accumulated net decrease in various administrative expenses. Avalon recorded a net loss of $5,000, or $.00 per share in the second quarter of 2015 compared with a net loss of $88,000 or $.03 per share in the second quarter of 2014.

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 5% to $9.8 million in the second quarter of 2015 compared with $9.3 million in the second quarter of 2014. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The net operating revenues of the waste brokerage and management services business increased to $9.1 million in the second quarter of 2015 from $8.5 million in the second quarter of 2014. This increase was primarily due to an increase of $0.8 million, or a 35% increase, in net operating revenues associated with event work partially offset by a decrease in the net operating revenues relating to continuous work of $0.2 million, or a 4% decrease. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter. Net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer were $1.0 million in both the second quarter of 2015 and 2014. Such services are entirely dependent on that customer’s needs. The net operating revenues of the captive landfill management operations were $0.6 million in both the second quarter of 2015 and 2014. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were approximately $0.1 million in the second quarter of 2015 due to the limited amount of water accepted for disposal as a result of a seismic event described below. During the second quarter of 2014, net operating revenues of the salt water injection wells were $0.2 million.

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

Income before income taxes for the waste management services segment decreased to $0.4 million in the second quarter of 2015 compared with $0.7 million in the second quarter of 2014. The decrease is primarily due to the loss incurred related to the salt water injection wells during the second quarter of 2015. Income before income taxes of the waste brokerage and management services business were $0.6 million in the second quarter of 2015 compared with $0.7 million during the second quarter of 2014. The overall average gross margins of the waste brokerage and management services business decreased to approximately 17% in the second quarter of 2015 compared to 20% in the comparable prior period. The decrease is the result of lower gross margins on both continuous and event work. Income before income taxes of the captive landfill operations were $0.1 million in both the second quarter of 2015 and 2014. During the second quarter of 2015, the salt water injection wells incurred a loss before income taxes of $0.3 million due to the limited amount of water accepted for disposal as a result of a seismic event described above and legal costs incurred relating to Avalon’s appeal. During the second quarter of 2014, the salt water injection wells incurred a loss before income taxes of $0.1 million.

Net operating revenues of the golf and related operations segment were $4.2 million in the second quarter of 2015 compared with $3.7 million in the second quarter of 2014. Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, a hotel and a travel agency. Although the golf courses will continue to be available for use by the general public, the primary source of revenues for the golf and related operations segment will be generated by the members of the Avalon Golf and Country Club. Net operating revenues increased primarily as a result of $0.5 million of operating revenues related to The Avalon Inn. The average number of members during the second quarter of 2015 was 3,923 compared with 3,770 in the same period in the prior year. Although the net operating revenues from membership dues increased during the second quarter of 2015 compared with the second quarter of 2014, the average net operating revenues per member from membership dues decreased slightly due to a change in the mix between social and golf members and from promotional membership programs.

Income before income taxes for the golf and related operations segment was $0.1 million in the second quarter of 2015 compared with a loss before income taxes of $0.2 million in the second quarter of 2014. The change between periods was primarily due to lower employee costs, lower food and beverage costs as a percentage of food and beverage revenue and lower operating expenses, including operating supplies and utilities relating to the golf courses and associated clubhouses. These lower costs were partially offset by the loss attributable to The Avalon Inn of approximately $0.1 million in the second quarter of 2015 caused by the limited number of rooms available to rent during the renovation of the facility.

General corporate expenses

General corporate expenses were $0.7 million in both the second quarter of 2015 and 2014.

Net income

Avalon recorded a net loss of $5,000 in the second quarter of 2015 compared with a net loss of $88,000 in the second quarter of 2014. Avalon recorded a state income tax provision in both the second quarter of 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the second quarter of 2015 and 2014. The income tax provision for the second quarter of 2015 and 2014 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2015 compared with the first six months of 2014

Overall performance

Net operating revenues increased 7% to $24.7 million for the first six months of 2015 compared with $23.0 million for the first six months of 2014. The increase is the result of a 12% increase in net operating revenues of the golf and related operations segment in addition to an increase in net operating revenues of approximately 6% in the waste management services segment when compared to the same period in the prior year. Costs of operations increased to $21.0 million for the first six months of 2015 compared with $19.3 million for the first six months 2014. The increase in cost of operations is primarily related to the increase in net operating revenues. In addition, operating costs increased during the first six months of 2015 compared to the comparable prior period due to additional costs associated with The Avalon Inn which was acquired in August 2014 and the salt water injection wells which commenced operations by accepting brine water for disposal in April 2014. Fixed costs relating to depreciation and amortization expense were $1.2 million for the first six months of 2015 compared to $1.0 million for the first six months of 2014. The increase is primarily the result of depreciation expense associated with The Avalon Inn and the salt water injection wells. Consolidated selling, general and administrative expenses increased to $3.9 million for the first six months of 2015 compared to $3.7 million for the first six months of 2014 as a result of additional selling, general and administrative costs associated with The Avalon Inn and legal fees associated with the saltwater injection wells. Avalon recorded a net loss of $1.0 million, or $.27 per share for the first six months of 2015 compared with a net loss of $0.8 million or $.21 per share for the first six months of 2014.

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased approximately 6% to $18.1 million in the first six months of 2015 compared with $17.2 million in the first six months of 2014. The net operating revenues of the waste brokerage and management services business increased to $16.9 million in the first six months of 2015 from $15.8 million in the first six months of 2014. This increase was primarily due to an increase of $1.9 million, or a 46% increase, in net operating revenues associated with event work partially offset by a decrease in the net operating revenues relating to continuous work of $0.6 million, or a 7% decrease. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter and year to year. Net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer decreased by $0.2 million, or a 12% decrease, in the first six months of 2015 compared to the same period in the prior year. Such services are entirely dependent on that customer’s needs. The net operating revenues of the captive landfill management operations were $1.1 million in the first six months of 2015 compared with $1.2 million in the first six months of 2014. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility. The net operating revenues of the salt water injection wells, which began operating in the second quarter of 2014, were $0.2 million in the first six months of 2015 due to the limited amount of water accepted for disposal as a result of a seismic event described above. During the first six months of 2014, net operating revenues of the salt water injection wells were $0.2 million.

Income before income taxes for the waste management services segment decreased to $0.6 million in the first six months of 2015 compared with $1.2 million in the first six months of 2014. The decrease is primarily due to the increased loss incurred related to the salt water injection wells during the first six months of 2015. Income before income taxes of the waste brokerage and management services business were $1.0 million in the first six months of 2015 compared with $1.1 million during the first six months of 2014. The overall average gross margins of the waste brokerage and management services business decreased to approximately 17% in the first six months of 2015 compared to 19% in the comparable prior period. The decrease is the result of lower gross margins on both continuous and event work. Income before income taxes of the captive landfill operations were $0.2 million for the first six months of 2015 and 2014. During the first six months of 2015, the salt water injection wells incurred a loss before income taxes of $0.6 million due to the limited amount of water accepted for disposal as a result of a seismic event described above and legal costs incurred relating to Avalon’s appeal. During the first six months of 2014, the salt water injection wells incurred a loss before income taxes of $0.1 million.

Net operating revenues of the golf and related operations segment were $6.5 million in the first six months of 2015 compared with $5.8 million in the first six months of 2014. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2015 and 2014. Net operating revenues increased primarily as a result of $0.7 million of net operating revenues related to The Avalon Inn. The average number of members during the first six months of 2015 was 3,876 compared with 3,729 in the same period in the prior year. Although the net operating revenues from membership dues increased during the first six months of 2015 compared with the first six months of 2014, the average net operating revenues per member from membership dues decreased slightly due to a change in the mix between social and golf members and from promotional membership programs.

The golf and related operations segment incurred a loss before income taxes of $0.5 million in the first six months of 2015 compared with a loss before income taxes of $0.7 million in the first six months of 2014. The change between periods was primarily due to lower employee costs, lower food and beverage costs as a percentage of food and beverage revenue and lower operating expenses, including operating supplies and utilities relating to the golf courses and associated clubhouses. These lower costs were partially offset by the loss attributable to The Avalon Inn of approximately $0.3 million in the first six months of 2015 caused by the limited number of rooms available to rent during the renovation of the facility. The ability to attract new members and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

General corporate expenses

General corporate expenses were $1.5 million in the first six months of 2015 compared to $1.4 million in the same period of the prior year. The increase is due to the accumulated net increase in various corporate administrative expenses.

Net income

Avalon recorded a net loss of $1.0 million in the first six months of 2015 compared with a net loss of $0.8 million in the first six months of 2014. Avalon recorded a state income tax provision in both the first six months of 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the first six months of 2015 and 2014. The income tax provision for the first six months of 2015 and 2014 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2015, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at June 30, 2015, if market interest rates increased one percent, Avalon’s interest expense would increase less than $0.1 million annually. Avalon invests primarily in Certificates of Deposit, U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2015 our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 27, 2015, Avalon reported the $9 million line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio entered into on May 21, 2015.

On July 8, 2015, Avalon reported a change in the registrants’ certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 7, 2015	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)