Form 10-Q
period 2015-09-30
AVALON HOLDINGS CORP
filed 2015-11-12
CIK 1061069

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 6, 2015.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net operating revenues	$14,577	$14,437	$39,232	$37,436

Costs and expenses:
Costs of operations	11,766	11,572	32,738	30,872
Depreciation and amortization expense	603	579	1,836	1,562
Selling, general and administrative expenses	1,782	2,155	5,725	5,831
Operating income (loss)	426	131	(1,067)	(829)

Other income (expense):
Interest expense	(55)	(21)	(67)	(31)
Interest income	-	1	-	1
Other income, net	64	51	237	213
Income (loss) before income taxes	435	162	(897)	(646)

Provision for income taxes	18	28	42	58
Net income (loss)	417	134	(939)	(704)

Less net income (loss) attributable to non-controlling interest in subsidiary	(112)	36	(423)	(15)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$529	$98	$(516)	$(689)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.14	$0.03	$(0.14)	$(0.18)
Dilutive net income (loss) per share	$0.14	$0.02	$(0.14)	$(0.18)

Weighted average shares outstanding - basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding - diluted	3,803	4,078	3,803	3,803

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$1,841	$4,329
Accounts receivable, net	9,242	8,750
Inventories	984	947
Prepaid expenses	572	474
Refundable income taxes	29	8
Other current assets	45	45
Total current assets	12,713	14,553

Property and equipment, less accumulated depreciation and amortization of $16,619 in 2015 and $15,172 in 2014	42,192	35,954
Leased property under capital leases, less accumulated depreciation and amortization of $4,202 in 2015 and $3,867 in 2014	6,142	6,418
Noncurrent deferred tax asset	8	8
Other assets, net	85	911
Total assets	$61,140	$57,844

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$59	$58
Revolving line of credit	7,600	-
Accounts payable	6,266	6,429
Accrued payroll and other compensation	929	714
Accrued income taxes	-	8
Other accrued taxes	332	379
Deferred revenues	2,748	2,256
Other liabilities and accrued expenses	718	707
Total current liabilities	18,652	10,551

Revolving line of credit	-	3,800
Obligations under capital leases	290	333
Asset retirement obligation	100	100
Deferred rental income	72	138

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,911	58,868
Accumulated deficit	(19,985)	(19,469)
Total Avalon Holdings Corporation Shareholders' Equity	38,964	39,437
Non-controlling interest in subsidiary	3,062	3,485
Total equity	42,026	42,922
Total liabilities and equity	$61,140	$57,844

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014

Operating activities:
Net loss	$(939)	$(704)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,836	1,562
Compensation costs - stock options	43	60
Deferred rental income	(66)	(16)
Provision for losses on accounts receivable	10	33
Gain from disposal of property and equipment	-	(2)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(502)	512
Inventories	(37)	(185)
Prepaid expenses	(98)	(242)
Refundable income taxes	(21)	-
Other assets	8	12
Accounts payable	(329)	(1,939)
Accrued payroll and other compensation	215	339
Accrued income taxes	(8)	5
Other accrued taxes	(47)	8
Deferred revenues	492	358
Other liabilities and accrued expenses	11	346
Net cash provided by operating activities	568	147

Investing activities:
Capital expenditures	(6,814)	(4,161)
Acquisition of The Avalon Inn	-	(3,122)
Proceeds from disposal of property and equipment	-	14
Net cash used in investing activities	(6,814)	(7,269)

Financing activities:
Proceeds from subsidiary private placement offering	-	700
Borrowings under line of credit facilities	8,800	2,900
Repayment under line of credit facilities	(5,000)	-
Cash distributions to non-controlling interest in subsidiary	-	(87)
Principal payments on capital lease obligations	(42)	(40)
Contribution to paid-in capital	-	17
Net cash provided by financing activities	3,758	3,490

Decrease in cash and cash equivalents	(2,488)	(3,632)
Cash and cash equivalents at beginning of year	4,329	9,798
Cash and cash equivalents at end of year	$1,841	$6,166

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$166	$323

Cash paid during the year for interest	$164	$31
Cash paid during the year for income taxes	$65	$48

See accompanying notes to condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2015, and the results of its operations and cash flows for the interim periods presented.

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

Note 3. Acquisition

On August 1, 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales and tennis activities. The operating results of The Avalon Inn have been included within the Company’s Condensed Consolidated Statements of Operations and within Avalon's golf and related operations segment since the date of acquisition. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 include net operating revenues of $0.7 million and $1.5 million, respectively, and a loss before income taxes of less than $0.1 million and $0.3 million, respectively, related to The Avalon Inn. For the three and nine months ended September 30, 2014, net operating revenues of $0.3 million and income before income taxes of approximately $9,000 are included in the Condensed Consolidated Statement of Operations.

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. The total purchase price was allocated to the acquired property, buildings, furniture and fixtures and liabilities assumed based upon management’s estimated fair values. During the nine months ended September 30, 2015, the Company reclassified approximately $0.8 million of other intangible assets to property and equipment to reflect an updated valuation of the acquired property, building, furniture and fixtures of The Avalon Inn.

The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands):

Assets acquired:
Property and equipment	$3,388
Liabilities assumed:
Deferred rental income	266
Total consideration	$3,122

Pro forma net operating revenues and results of operations for the acquisition of The Avalon Inn, had the acquisition occurred at the beginning of the three and nine month periods ended September 30, 2014, are not significant and, accordingly, are not provided.

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

For the three months ended September 30, 2015, the diluted per share amount is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding. For the nine months ended September 30, 2015, the diluted per share amount is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. However, assuming dilution, the diluted weighted average number of common shares outstanding for the nine months ended September 30, 2015 was 3,863,055.

For the three months ended September 30, 2014, the diluted weighted average number of common shares outstanding was 4,077,991. For the nine months ended September 30, 2014, the diluted per share amount is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. However, assuming dilution, the diluted weighted average number of common shares outstanding for the nine months ended September 30, 2014 was 4,132,344.

Note 5. Credit Facility

On May 21, 2015 Avalon and certain wholly owned subsidiaries entered into a line of credit agreement (the “Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio expiring on June 30, 2016. The Agreement provides for a line of credit of up to $9 million. Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at September 30, 2015.

At September 30, 2015, the outstanding borrowings under the line of credit agreement were $7.6 million. As of September 30, 2015, the Company has $1.4 million available under the line of credit agreement. During the three and nine months ended September 30, 2015, the weighted average interest rate on outstanding borrowings under the line of credit agreement was 3.50% and 3.16%, respectively. At September 30, 2015, the interest rate was 3.50%. Total unamortized debt issuance costs incurred in connection with the Agreement were $17,000 at September 30, 2015.

Initial borrowings of $5.0 million under the Agreement were utilized to repay the total amount outstanding under the previous line of credit agreement with The Huntington National Bank. The line of credit agreement with Huntington National Bank was terminated in conjunction with the repayment. At September 30, 2014, there were $2.9 million of borrowings under the line of credit agreement with Huntington National Bank. Borrowings were utilized to fund the acquisition of The Avalon Inn.

Amounts outstanding under the line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio are classified as a current liability in the Condensed Consolidated Balance Sheet at September 30, 2015 due to the Agreement expiring on June 30, 2016. The Company is currently discussing various refinancing options with The Home Savings and Loan Company of Youngstown, Ohio. The Company anticipates refinancing the Agreement before the expiration date. Although the Company is in discussions with The Home Savings and Loan Company of Youngstown, Ohio to refinance the line of credit, there can be no assurance that a refinancing would occur. In the event Avalon is unable to refinance with The Home Savings and Loan Company of Youngstown, Ohio, the Company will seek alternative financing options, although the Company cannot guarantee success in doing so.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 835-20, Capitalization of Interest, during the three and nine month periods ended September 30, 2015, Avalon capitalized approximately $20,000 and $97,000, respectively, of interest costs on borrowings incurred related to construction on The Avalon Inn.

Note 6. Income Taxes

Avalon recorded net income of $0.5 million in the third quarter of 2015 compared with net income of $0.1 million in the third quarter of 2014. During the nine month periods ended September 30, 2015 and 2014, Avalon recorded a net loss of $0.5 million and $0.7 million, respectively. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the three and nine month periods ended September 30, 2015 and 2014. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 7. Long-term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options. At September 30, 2015, there were 760,000 options outstanding. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

The following information is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2015	760,000	2.63	1.09
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2015	760,000	$2.63	$1.09
Options Vested	704,000
Exercisable at September 30, 2015	304,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contractual Vesting Term: The stock options vest ratably over a five year period.
2)

The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the Contractual Vesting Term.

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

Compensation cost was approximately $13,000 and $19,000 for the three months ended September 30, 2015 and 2014, respectively, and $43,000 and $60,000 for the nine months ended September 30, 2015 and 2014, respectively, based upon the estimated fair value calculation. As of September 30, 2015, there was approximately $52,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.29 years.

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

The golf and related operations segment includes the operations of golf courses, country clubs and related facilities, a hotel and travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis, spa services and food and beverage sales. Revenue related to membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at September 30, 2015 and December 31, 2014 were $2.7 million and $2.3 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2015, one customer accounted for approximately 7.6% of Avalon’s consolidated net operating revenues and 10.7% of the waste management service segment’s net operating revenues. For the nine months ended September 30, 2014, one customer accounted for approximately 7.4% of Avalon’s consolidated net operating revenues and 10.1% of the waste management service segment’s net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2014 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating revenues from:
Waste management services:
External customer revenues	$9,679	$10,391	$27,821	$27,567
Intersegment revenues	-	-	-	-
Total waste management services	9,679	10,391	27,821	27,567

Golf and related operations:
External customer revenues	4,898	4,046	11,411	9,869
Intersegment revenues	27	26	64	59
Total golf and related operations	4,925	4,072	11,475	9,928

Segment operating revenues	14,604	14,463	39,296	37,495
Intersegment eliminations	(27)	(26)	(64)	(59)
Total net operating revenues	$14,577	$14,437	$39,232	$37,436
Income (loss) before income taxes:
Waste management services	$560	$996	$1,171	$2,186
Golf and related operations	509	(68)	55	(721)
Segment income before taxes	1,069	928	1,226	1,465
Corporate interest expense	(51)	(16)	(54)	(16)
Corporate interest income	-	1	-	1
Corporate other income, net	3	7	20	24
General corporate expenses	(586)	(758)	(2,089)	(2,120)
Income (loss) before income taxes	$435	$162	$(897)	$(646)

	September 30,	December 31,
	2015	2014
Identifiable assets:
Waste management services	$20,871	$19,381
Golf and related operations	42,667	36,449
Corporate	47,039	44,613
Subtotal	110,577	100,443
Elimination of intersegment receivables	(49,437)	(42,599)
Total	$61,140	$57,844

In comparing the identifiable assets at September 30, 2015 with those at December 31, 2014, the increase in identifiable assets of the waste management services segment of $1.5 million is primarily due to an increase in intersegment transactions, which are eliminated in consolidation partially offset by a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells. The increase in identifiable assets of the golf and related operations segment of $6.2 million is primarily due to the renovation and expansion of The Avalon Inn. The increase in corporate identifiable assets is primarily due to an increase in intersegment transactions partially offset by a decrease in cash and cash equivalents as a result of monies expended for the construction on The Avalon Inn.

Note 10. Certain Relationships and Related Transactions

In August 2013, Avalon created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate Class II salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. AWMS Water Solutions, LLC (formerly American Water Management Services, LLC), a wholly owned subsidiary of Avalon, manages all the salt water injection well operations, including the marketing and sales function and all decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of AWMS Water Solutions, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. At September 30, 2015, Avalon owned approximately 47% of AWMS Holdings, LLC. Management and outside directors of Avalon, who qualified as accredited investors, invested approximately $1.0 million in AWMS Holdings, LLC.

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

On September 19, 2014, Avalon submitted the information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections at the AWMS #2 injection well. The plan called for injection to resume at AWMS #2 at lower levels and monitored for seismicity. Under the plan, Avalon would gradually increase injection volumes over time based upon data obtained through monitoring.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On November 19, 2014, Avalon filed a Motion to Stay the execution of the suspension order.

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed. The Chief stated during the March 11, 2015 hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. The Division is currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once complete. The anticipated timeframe for the completion of the Class II injection policy is the fourth quarter of 2015.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon was not in violation of the terms and conditions of its injection permit, nor does it believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within the geographical area have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations. Operations of AWMS #2 will remain temporarily suspended under the Chief’s order. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

If Avalon concludes that the suspension is other than temporary and is unable to obtain a favorable decision and resume operations of AWMS #2, the Company will assess the recoverability of the carrying values of the wells and recognize an impairment loss to the extent the carrying value exceeds the fair value in accordance with ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement. At September 30, 2015, the net book value of the property, plant and equipment relating to the wells was approximately $5.0 million.

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

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements”. Avalon cautions readers that forward looking statements, including, without limitation, those relating to Avalon’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in Avalon’s reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, Avalon utilized existing cash, cash provided by operations and borrowings under the line of credit facility to meet operating needs, fund capital expenditures and to fund the renovation and expansion of The Avalon Inn.

On August 1, 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel (formerly The Avalon Inn) in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

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

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. The total purchase price was allocated to the acquired property, buildings, furniture and fixtures and liabilities assumed based upon management’s estimated fair values.

For the nine months ended September 30, 2015 Avalon incurred capital expenditures of $7.0 million and paid vendors $6.8 million for such expenditures. Such expenditures related principally to the renovation and expansion of The Avalon Inn. Avalon’s aggregate capital expenditures in 2015 are expected to be in the range of $8 million to $10 million, which will principally relate to the renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

On May 21, 2015 Avalon and certain wholly owned subsidiaries entered into a line of credit agreement (the “Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio expiring on June 30, 2016. The Agreement provides for a line of credit of up to $9 million. Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at September 30, 2015.

At September 30, 2015, the outstanding borrowings under the line of credit agreement were $7.6 million. As of September 30, 2015, the Company has $1.4 million available under the line of credit agreement. During the three and nine months ended September 30, 2015, the weighted average interest rate on outstanding borrowings under the line of credit agreement was 3.50% and 3.16%, respectively. At September 30, 2015, the interest rate was 3.50%.

Initial borrowings of $5.0 million under the Agreement were utilized to repay the total amount outstanding under the previous line of credit agreement with The Huntington National Bank. The line of credit agreement with Huntington National Bank was terminated in conjunction with the repayment. At September 30, 2014, there were $2.9 million of borrowings under the line of credit agreement with Huntington National Bank. Borrowings were utilized to fund the acquisition of The Avalon Inn.

Amounts outstanding under the line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio are classified as a current liability in the Condensed Consolidated Balance Sheet at September 30, 2015 due to the Agreement expiring on June 30, 2016. The Company is currently discussing various refinancing options with The Home Savings and Loan Company of Youngstown, Ohio. The Company anticipates refinancing the Agreement before the expiration date. Although the Company is in discussions with The Home Savings and Loan Company of Youngstown, Ohio to refinance the line of credit, there can be no assurance that a refinancing would occur. In the event Avalon is unable to refinance with The Home Savings and Loan Company of Youngstown, Ohio, the Company will seek alternative financing options, although the Company cannot guarantee success in doing so.

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

Management believes that anticipated cash provided from future operating activities, will be, for the foreseeable future, sufficient to meet operating requirements. When business conditions warrant, Avalon will take actions such as incurring additional indebtedness, issuance of common stock or issuance of a security with characteristics of both debt and equity. In the event Avalon is unable to refinance with The Home Savings and Loan Company of Youngstown, Ohio, the Company will take the actions noted above, including seeking alternative financing options, although the Company cannot guarantee success in doing so.

At September 30, 2015, there was a working capital deficit of approximately $5.9 million compared to working capital of $4.0 million at December 31, 2014. Working capital was largely impacted by the current liability classification of the total amount outstanding under our line of credit facility of $7.6 million and to a lesser extent a decrease in cash and cash equivalents of $2.5 million. During the nine months ended September 30, 2015, additional borrowings under our line of credit facility and cash on hand were utilized to fund the renovation and expansion of The Avalon Inn. As previously described above, Avalon anticipates refinancing the line of credit facility before the expiration date.

Accounts receivable increased to $9.2 million at September 30, 2015 compared with $8.8 million at December 31, 2014. Accounts receivable increased primarily due to higher net operating revenues of the golf and related operations segment in the third quarter of 2015 compared with the fourth quarter of 2014. Net operating revenues of the golf and related operations segment were $4.9 million in the third quarter of 2015 compared with $3.0 million in the fourth quarter of 2014.

Accounts payable decreased to $6.3 million at September 30, 2015 compared with $6.4 million at December 31, 2014. The change is primarily due to a decrease in amounts related to the renovation of The Avalon Inn offset by increased trade payables associated with the golf and related operations segment during the peak golf season.

The increase in deferred revenues at September 30, 2015 compared with December 31, 2014 is a result of an increase in the average number of members of the Avalon Golf and Country Club. Revenues related to membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.7 million at September 30, 2015 compared with $2.3 million at December 31, 2014.

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

Golf and Related Operations Segment

For the golf and related operations segment, as previously mentioned, on August 1, 2014, the Company acquired The Avalon Inn. The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales and tennis activities. The Avalon Inn is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club.

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

Performance in the third quarter of 2015 compared with the third quarter of 2014

Overall performance

Net operating revenues increased to $14.6 million in the third quarter of 2015 compared with $14.4 million in the third quarter of 2014. This increase was due to an increase of $0.9 million, or a 21% increase, in net operating revenues of the golf and related operations segment offset by a decrease of $0.7 million, or a 7% decrease, in net operating revenues of the waste management services segment when compared to the same period in the prior year. Costs of operations increased to $11.8 million in the third quarter of 2015 compared with $11.6 million in the third quarter of 2014. The increase in cost of operations is primarily related to the increase in net operating revenues. In addition, operating costs increased during the third quarter of 2015 compared to the comparable prior period due to additional costs associated with The Avalon Inn which was acquired in August 2014. Depreciation and amortization expense were $0.6 million in both the third quarter of 2015 and 2014. Consolidated selling, general and administrative expenses were $1.8 million in the third quarter of 2015 compared to $2.2 million in the third quarter of 2014. The decrease in selling, general and administrative costs was due to decreased employee related costs and the net decrease in various administrative expenses which were partially offset by selling, general and administrative expenses associated with the Avalon Inn. Avalon recorded net income of $0.5 million, or $.14 per share in the third quarter of 2015 compared with net income of $0.1 million, or $.03 per share in the third quarter of 2014.

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment decreased approximately 7% to $9.7 million in the third quarter of 2015 compared with $10.4 million in the third quarter of 2014. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business decreased to $9.2 million in the third quarter of 2015 from $9.5 million in the third quarter of 2014. This decrease was primarily due to a decrease of approximately $0.6 million, or an 18% decrease, in net operating revenues associated with event work and, to a lesser extent, a decrease in net operating revenues relating to continuous work of $0.1 million, or a 3% decrease. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter. This decrease was partially offset by an increase in net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer when compared to the same period in the prior year. Managerial, consulting and clerical services net operating revenues were $1.3 million in the third quarter of 2015 compared to $0.8 million in the third quarter of 2014. Such services are entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were $0.5 million in the third quarter of 2015 and 2014. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

During the third quarter of 2014, net operating revenues of the salt water injection wells were $0.4 million. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon Holdings Corporation’s (“Avalon”) saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On September 19, 2014, Avalon submitted the information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections at the AWMS #2 injection well. The plan called for injection to resume at AWMS #2 at lower levels and monitored for seismicity. Under the plan, Avalon would gradually increase injection volumes over time based upon data obtained through monitoring.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On November 19, 2014, Avalon filed a Motion to Stay the execution of the suspension order.

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed. The Chief stated during the March 11, 2015 hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. The Division is currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once complete. The anticipated timeframe for the completion of the Class II injection policy is the fourth quarter of 2015.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon was not in violation of the terms and conditions of its injection permit, nor does it believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within the geographical area have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations. Operations of AWMS #2 will remain temporarily suspended under the Chief’s order. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

Income before income taxes for the waste management services segment decreased to $0.6 million in the third quarter of 2015 compared with $1.0 million in the third quarter of 2014. The decrease is primarily due to the loss incurred related to the salt water injection wells during the third quarter of 2015. Income before income taxes of the waste brokerage and management services business was $0.7 million in the third quarter of 2015 compared with $0.8 million during the third quarter of 2014. The overall average gross margins of the waste brokerage and management services business decreased to approximately 17% in the third quarter of 2015 compared to 21% in the comparable prior period. The decrease is the result of lower gross margins on both continuous and event work. Income before income taxes of the captive landfill operations were $0.1 million in both the third quarter of 2015 and 2014. During the third quarter of 2015, the salt water injection wells incurred a loss before income taxes of $0.2 million due to the limited amount of water accepted for disposal as a result of the events described above. During the third quarter of 2014, the salt water injection wells recorded income before taxes of $0.1 million.

Net operating revenues of the golf and related operations segment increased approximately 21% to $4.9 million in the third quarter of 2015 compared with $4.1 million in the third quarter of 2014. Avalon’s golf and related operations segment consists primarily of golf courses, clubhouses which provide dining and banquet facilities, a hotel and a travel agency. Although the golf courses will continue to be available for use by the general public, the primary source of revenues for the golf and related operations segment will be generated by the members of the Avalon Golf and Country Club. Net operating revenues increased as a result of $0.7 million of net operating revenues related to The Avalon Inn during the third quarter of 2015 compared with $0.3 million in the third quarter of 2014. Net operating revenues also increased between periods due to an increase in food and beverage sales and membership dues.

The average number of members during the third quarter of 2015 was 4,027 compared with 3,759 in the same period in the prior year. Although the net operating revenues from membership dues increased to $1.1 million during the third quarter of 2015 compared with $1.0 million in the third quarter of 2014, the average net operating revenues per member from membership dues decreased due to a change in the mix between social and golf members and from promotional membership programs.

Income before income taxes for the golf and related operations segment was $0.5 million in the third quarter of 2015 compared with a loss before income taxes of $0.1 million in the third quarter of 2014. The change between periods was primarily due to lower employee costs, lower food and beverage costs as a percentage of food and beverage revenue and lower operating expenses, including operating supplies and utilities relating to the golf courses and associated clubhouses. These lower costs were partially offset by the loss attributable to The Avalon Inn of less than $0.1 million in the third quarter of 2015 caused by the limited number of rooms available to rent during the renovation of the facility.

General corporate expenses

General corporate expenses were $0.6 million in the third quarter of 2015 compared to $0.8 million in the third quarter of 2014. The decrease in general corporate expenses were due to decreased employee related costs and the accumulated net decrease in various corporate administrative expenses.

Net income

Avalon recorded net income of $0.5 million in the third quarter of 2015 compared with net income of $0.1 million in the third quarter of 2014. Avalon recorded a state income tax provision in both the third quarter of 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the third quarter of 2015 and 2014. The income tax provision for the third quarter of 2015 and 2014 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2015 compared with the first nine months of 2014

Overall performance

Net operating revenues increased 5% to $39.2 million for the first nine months of 2015 compared with $37.4 million for the first nine months of 2014. The increase is primarily the result of an increase of $1.5 million, or a 16% increase, in net operating revenues of the golf and related operations segment when compared to the same period in the prior year. This increase was primarily attributable to net operating revenues of The Avalon Inn which was acquired in August 2014. Costs of operations increased to $32.7 million for the first nine months of 2015 compared with $30.9 million for the first nine months 2014. The increase in cost of operations is primarily related to the increase in net operating revenues. In addition, operating costs increased during the first nine months of 2015 compared to the comparable prior period due to additional costs associated with The Avalon Inn. Depreciation and amortization expense were $1.8 million for the first nine months of 2015 compared to $1.6 million for the first nine months of 2014. The increase is primarily the result of depreciation expense associated with The Avalon Inn and the salt water injection wells. Consolidated selling, general and administrative expenses were $5.7 million for the first nine months of 2015 compared to $5.8 million for the first nine months of 2014. Additional selling, general and administrative costs associated with The Avalon Inn and legal fees associated with the saltwater injection wells were offset by a net decrease in employee related costs and various administrative expenses. Avalon recorded a net loss of $0.5 million, or $.14 per share for the first nine months of 2015 compared with a net loss of $0.7 million or $.18 per share for the first nine months of 2014.

Segment performance

Segment performance should be read in conjunction with Note 9 to the Condensed Consolidated Financial Statements.

Net operating revenues of the waste management services segment increased to $27.8 million in the first nine months of 2015 compared with $27.6 million in the first nine months of 2014.

The net operating revenues of the waste brokerage and management services business increased to $26.0 million in the first nine months of 2015 from $25.2 million in the first nine months of 2014. This increase was primarily due to an increase of $1.4 million, or an 18% increase, in net operating revenues associated with event work partially offset by a decrease in the net operating revenues relating to continuous work of $0.8 million, or a 5% decrease. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from quarter to quarter and year to year. Net operating revenues relating to managerial, consulting and clerical services that are provided for a single customer increased to $3.0 million in the first nine months of 2015 compared to $2.8 million in the same period in the prior year. Such services are entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were $1.6 million in the first nine months of 2015 compared with $1.7 million in the first nine months of 2014. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

The net operating revenues of the salt water injection wells were $0.2 million in the first nine months of 2015 due to the limited amount of water accepted for disposal as a result of the events described above. During the first nine months of 2014, net operating revenues of the salt water injection wells were $0.7 million.

Income before income taxes for the waste management services segment decreased to $1.2 million in the first nine months of 2015 compared with $2.2 million in the first nine months of 2014. The decrease is primarily due to the increased loss incurred related to the salt water injection wells during the first nine months of 2015. Income before income taxes of the waste brokerage and management services business were $1.7 million in the first nine months of 2015 compared with $2.0 million during the first nine months of 2014. The overall average gross margins of the waste brokerage and management services business decreased to approximately 17% in the first nine months of 2015 compared to 20% in the comparable prior period. The decrease is the result of lower gross margins on both continuous and event work. Income before income taxes of the captive landfill operations were $0.3 million for both the first nine months of 2015 and 2014. During the first nine months of 2015, the salt water injection wells incurred a loss before income taxes of $0.8 million due to the limited amount of water accepted for disposal as a result of the events described above and legal costs incurred relating to Avalon’s appeal. During the first nine months of 2014, the salt water injection wells incurred a loss before income taxes of $0.1 million.

Net operating revenues of the golf and related operations segment increased approximately 16% to $11.5 million in the first nine months of 2015 compared with $9.9 million in the first nine months of 2014. Net operating revenues increased as a result of $1.5 million of net operating revenues related to The Avalon Inn during the first nine months of 2015 compared with $0.3 during the comparable prior period. Net operating revenues also increased between periods due to an increase in food and beverage sales and membership dues. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2015 and 2014.

The average number of members during the first nine months of 2015 was 3,926 compared with 3,739 in the same period in the prior year. Although the net operating revenues from membership dues increased to $3.2 million during the first nine months of 2015 compared with $3.1 million during the first nine months of 2014, the average net operating revenues per member from membership dues decreased due to a change in the mix between social and golf members and from promotional membership programs.

Income before income taxes for the golf and related operations segment was $0.1 million in the first nine months of 2015 compared with a loss before income taxes of $0.7 million in the first nine months of 2014. The change between periods was primarily due to lower employee costs, lower food and beverage costs as a percentage of food and beverage revenue and lower operating expenses, including operating supplies and utilities relating to the golf courses and associated clubhouses. These lower costs were partially offset by the loss attributable to The Avalon Inn of approximately $0.3 million in the first nine months of 2015 caused by the limited number of rooms available to rent during the renovation of the facility.

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

General corporate expenses

General corporate expenses were $2.1 million in both the first nine months of 2015 and 2014.

Net income

Avalon recorded a net loss of $0.5 million in the first nine months of 2015 compared with a net loss of $0.7 million in the first nine months of 2014. Avalon recorded a state income tax provision in both the first nine months of 2015 and 2014, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the first nine months of 2015 and 2014. The income tax benefit for the first nine months of 2015 and 2014 were offset by a change in the valuation allowance. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon Holdings Corporation’s (“Avalon”) saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On September 19, 2014, Avalon submitted the information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections at the AWMS #2 injection well. The plan called for injection to resume at AWMS #2 at lower levels and monitored for seismicity. Under the plan, Avalon would gradually increase injection volumes over time based upon data obtained through monitoring.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On November 19, 2014, Avalon filed a Motion to Stay the execution of the suspension order.

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed. The Chief stated during the March 11, 2015 hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. The Division is currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once complete. The anticipated timeframe for the completion of the Class II injection policy is the fourth quarter of 2015.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon was not in violation of the terms and conditions of its injection permit, nor does it believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within the geographical area have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations. Operations of AWMS #2 will remain temporarily suspended under the Chief’s order. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

If Avalon concludes that the suspension is other than temporary and is unable to obtain a favorable decision and resume operations of AWMS #2, the Company will assess the recoverability of the carrying values of the wells and recognize an impairment loss to the extent the carrying value exceeds the fair value in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement. At September 30, 2015, the net book value of the property, plant and equipment relating to the wells was approximately $5.0 million.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2015, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at September 30, 2015, if market interest rates increased one percent, Avalon’s interest expense would increase less than $0.1 million annually. Avalon invests primarily in Certificates of Deposit, U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 17, 2015, Avalon reported the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 to allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2015	By: /s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)