Form 10-K
period 2015-12-31
AVALON HOLDINGS CORP
filed 2016-03-16
CIK 1061069

2015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No    X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 4, 2016 was $5.6 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 4, 2016 was approximately $2,000. The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of March 4, 2016.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2015 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2015 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

PART 1

ITEM 1.	BUSINESS

General

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis (the “Spin-off”). The history and organization of the remaining operations, some of which were contributed to Avalon as a result of the Spin-off, are described below.

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a former subsidiary of AWS and now a wholly owned subsidiary of Avalon, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. The corporate headquarters and ALGI were contributed to Avalon by AWS. The Avalon corporate headquarters building includes a clubhouse, restaurant, golf simulators and a pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

In 1995, American Waste Management Services, Inc. (“AWMS”) commenced its waste disposal brokerage and management operations and in 1997, American Landfill Management, Inc. (“ALMI”) started its captive landfill management operations. Both companies were contributed to Avalon by AWS and now are wholly owned subsidiaries of Avalon.

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

In June 2011, AWMS Water Solutions, LLC (formerly American Water Management Services, LLC) was formed to acquire options on properties for the purpose of operating salt water injection wells. AWMS Water Solutions, LLC, a wholly owned subsidiary of Avalon, manages all the salt water injection well operations, including the marketing and sales function and all decisions regarding the well operations for a percentage of the gross revenues.

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

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. In 2015, The Avalon Inn was in operation and in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool, new restaurants, bars, extensive conference facilities and complete fitness center. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related clubhouses, a hotel, fitness centers, tennis courts, spa services, dining, banquet and conference facilities and a travel agency. In 2015, one customer of the waste management services segment, Shell Western Exploration and Production, Inc., accounted for 11% of the waste management services segment’s net operating revenues to external customers and 8% of the consolidated net operating revenues. In 2014, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2015 and 2014, the net operating revenues of the waste management services segment represented approximately 72% and 75%, respectively, of Avalon’s total consolidated net operating revenues.

AWMS assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer’s needs.

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

ALMI is a landfill management company that provides technical and operational services to customers owning captive disposal facilities. A captive disposal facility only disposes of waste generated by the owner of such facility. ALMI provides turnkey services, including daily operations, facilities management and management reporting for its customers. Currently, ALMI manages one captive disposal facility located in Ohio. In addition, American Construction Supply, Inc., a wholly owned subsidiary of ALMI, sells construction mats.

AWMS Holdings, LLC, is a holding company that was created to form and own a series of wholly owned subsidiaries that own and operate salt water injection wells and facilities. AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. AWMS Water Solutions, LLC, a wholly owned subsidiary of Avalon, manages the operations, including the marketing and sales function and all the decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of AWMS Water Solutions, LLC, the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located.

Golf and Related Operations

Avalon’s golf and related operations segment operates three golf courses and related country clubs and facilities, a hotel and travel agency. For the years 2015 and 2014, the net operating revenues of the golf and related operations segment represented approximately 28% and 25%, respectively, of Avalon’s total consolidated net operating revenues.

ALGI owns and operates a Pete Dye designed championship golf course located in Warren, Ohio. ALGI generates revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales.

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

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales, tennis and fitness activities. In 2015, The Avalon Inn was in operation and in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool, new restaurants, bars, extensive conference facilities and complete fitness center. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2015, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

The Avalon Inn’s principal competitors are operators of full service, select service and extended stay properties, including major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. We compete for guests based primarily on the resort complex and country club experience created through the combination of the resort and country club operations.

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

Employees

As of December 31, 2015, Avalon had 388 employees, 31 of whom were employed by the waste management services segment, 335 of whom were employed by the golf and related operations and 22 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. In October 2015, the Division informed the Company that they were currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once complete.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. An appeal hearing is tentatively scheduled to occur in April of 2016.

Avalon was not in violation of any law, Ohio Regulation governing its operations or any of the terms and conditions of its injection permit, as acknowledged by the Division. The observed seismic events the Division used to justify the suspension order were of such magnitudes that occur every day in the State of Ohio. There were no documented complaints from the public concerning the observed seismic events. Avalon does not believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within the geographical area have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations. Operations of AWMS #2 will remain temporarily suspended under the Chief’s order. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

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

Golf Memberships and Liquor Licenses

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2015, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2015.

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

The Avalon Inn owns a 95,000 square foot hotel that includes an indoor junior Olympic sized swimming pool, complete fitness center, dining, banquet and conference facilities and 3 indoor tennis courts of approximately 4,500 square feet. The Avalon Inn is located on approximately 8.2 acres in Warren, Ohio adjacent to the Avalon Lakes Golf Course.

The captive landfill management operations use four pieces of equipment (bulldozers, excavators and backhoes) and two pieces of rolling stock, all of which are owned or leased by ALMI.

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

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2015 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
		Page(s)
Common stock information		39
Dividend policy		39

ITEM 6.	SELECTED FINANCIAL DATA
Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations		3-14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms		34-35

Financial Statements:
Consolidated Balance Sheets as of December 31, 2015 and 2014		15
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014		16
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014		17
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014		18

Notes to Consolidated Financial Statements		19-33

Information regarding financial statement schedules is contained in Item 15(a) of Part IV of this report.

The consolidated financial statements and schedule listed in items 15(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON accounting and FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

In July 2015, the Audit Committee of the Board of Directors of Avalon Holdings Corporation notified Grant Thornton LLP ("Grant") that it was dismissing Grant as its independent registered public accounting firm.

The reports of Grant on the financial statements of Avalon Holdings Corporation for the years ended December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2014 and 2013 and through July 7, 2015, there have been no:

(i) disagreements with Grant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or

(ii) “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

In July 2015, the Audit Committee of the Board of Directors of the Company engaged BDO USA, LLP (“BDO”) as the Registrant's independent registered public accounting firm. In deciding to select BDO, the Audit Committee reviewed auditor independence issues and existing commercial relationships with BDO and concluded that BDO had no commercial relationship with the Company that would impair its independence for the fiscal year ended December 31, 2015. During the Registrant's two most recent fiscal years prior to 2015 and the subsequent interim period through July 7, 2015, the Registrant did not consult BDO with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

item 9A.	controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2015 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	68	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	39	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	69	Chief Administrative Officer
Kenneth J. McMahon	63	Chief Executive Officer and President of American Waste Management Services, Inc.

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

Bryan P. Saksa was appointed Chief Financial Officer and Treasurer of the Company in December 2014. He has been a director of the Company since April 2015 and was appointed Secretary in November 2015. Mr. Saksa has been a Certified Public Accountant since 2001 and previously worked for a national public accounting firm and publicly owned companies in financial accounting and reporting roles. He received a Bachelor of Business Administration degree in Accounting from Cleveland State University.

Frances R. Klingle has been Chief Administrative Officer since June 1998. She was Controller of Avalon from June 1998 to April 2002. Ms. Klingle received a Bachelor of Arts degree in French from Kent State University and has completed postgraduate work in accounting at Youngstown State University. Mrs. Klingle is the spouse of Ronald E. Klingle who is Chairman of the Board and a director of Avalon.

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

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2015 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2015 and 2014, should be read in conjunction with the previously referenced financial statements.

Reports of Independent Registered Public Accounting Firms Schedule II - Valuation and Qualifying Accounts

Such independent auditors’ reports and financial statement schedule are at pages 18-20 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

10.4

Revolving Line of Credit Note, dated as of May 21, 2015 between Avalon Holdings Corporation and certain wholly owned subsidiaries as borrowers and The Home Savings and Loan Company of Youngstown, Ohio as lender, as referenced as Exhibit 10.1 to the registrant’s Form 8-K filed on May 27, 2015.

10.5

Loan Agreement – Revolving Line of Credit – dated as of May 21, 2015 between Avalon Holdings Corporation and certain wholly owned subsidiaries as borrowers and The Home Savings and Loan Company of Youngstown, Ohio as lender, as referenced as Exhibit 10.2 to the registrant’s Form 8-K filed on May 27, 2015.

10.6

Security Agreement, dated as of May 21, 2015 between Avalon Holdings Corporation and certain wholly owned subsidiaries as debtor and The Home Savings and Loan Company of Youngstown, Ohio as secured party, as referenced as Exhibit 10.3 to the registrant’s Form 8-K filed on May 27, 2015.

10.7

Open-End Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of May 21, 2015 – 1 American Way, NE, Warren, OH 44484 property, as referenced as Exhibit 10.4 to the registrant’s Form 8-K filed on May 27, 2015.

10.8

Open-End Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of May 21, 2015 – 1030 Forker Blvd., Hermitage, PA 16148 property, as referenced as Exhibit 10.5 to the registrant’s Form 8-K filed on May 27, 2015.

10.9

Modification to Loan Documents, dated as of December 30, 2015 between Avalon Holdings Corporation and certain wholly owned subsidiaries as borrowers and The Home Savings and Loan Company of Youngstown, Ohio as lender, as referenced as Exhibit 10.1 to the registrants Form 8-K filed on December 30, 2015.

11.1	Omitted—inapplicable. See “Basic and diluted net income (loss) per share” on page 23 of the 2015 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2015 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the registrant’s Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP

23.2	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 30, 2015 Avalon Holdings Corporation and certain wholly owned subsidiaries entered into a modification to its existing line of credit agreement, dated May 21, 2015, with The Home Savings and Loan Company of Youngstown, Ohio extending the maturity date of the line of credit from June 30, 2016 to March 31, 2017.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March, 2016.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 16th day of March, 2016.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ Bryan P. Saksa	Chief Financial Officer, Treasurer, Secretary and Director
Bryan P. Saksa

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ David G. Bozanich	Director
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

The audit referred to in our report dated March 16, 2016 relating to the consolidated financial statements of Avalon Holdings Corporation and subsidiaries as of and for the year ended December 31, 2015, which is incorporated in Item 8 of the Form 10-K by reference to the 2015 Annual Report to Shareholders, also included the audit of the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion the 2015 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Cleveland, Ohio

March 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the 2014 consolidated financial statements of Avalon Holdings Corporation and subsidiaries (the “Company”) referred to in our report dated March 12, 2015, which is included in the 2015 Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2), which is the responsibility of the Company’s management. In our opinion, the 2014 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 12, 2015

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions / (Recoveries) [1]	Balance at End of Year

Allowance for Doubtful Accounts:

Year ended December 31,

2015	$168	$85	$—	$18	$235

2014	$168	$56	$—	$56	$168

1 Accounts receivable written-off as uncollectible, net of recoveries.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2015 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –BDO USA, LLP

23.2	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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