Form 10-Q
period 2016-03-31
AVALON HOLDINGS CORP
filed 2016-05-13
CIK 1061069

2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of May 6, 2016.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Net operating revenues	$10,999	$10,700

Costs and expenses:
Costs of operations	9,423	9,307
Depreciation and amortization expense	686	638
Selling, general and administrative expenses	1,866	2,034
Operating loss	(976)	(1,279)

Other income (expense):
Interest expense	(87)	(5)
Other income, net	72	72
Loss before income taxes	(991)	(1,212)

Provision for income taxes	9	7
Net loss	(1,000)	(1,219)

Less net loss attributable to non-controlling interest in subsidiary	(92)	(179)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(908)	$(1,040)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net loss per share	$(0.24)	$(0.27)

Weighted average shares outstanding - basic and diluted	3,803	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$1,248	$1,814
Accounts receivable, less allowance for doubtful accounts of $222 in 2016 and $235 in 2015	8,749	9,579
Inventories	856	830
Prepaid expenses	462	487
Refundable income taxes	15	33
Other current assets	35	45
Total current assets	11,365	12,788

Property and equipment, less accumulated depreciation and amortization of $17,810 in 2016 and $17,233 in 2015	43,702	43,386
Leased property under capital leases, less accumulated depreciation and amortization of $4,417 in 2016 and $4,310 in 2015	5,938	6,042
Noncurrent deferred tax asset	8	8
Other assets, net	78	78
Total assets	$61,091	$62,302

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$59	$59
Revolving line of credit	8,485	-
Accounts payable	6,891	8,022
Accrued payroll and other compensation	639	618
Other accrued taxes	301	380
Deferred revenues	2,800	2,401
Other liabilities and accrued expenses	763	667
Total current liabilities	19,938	12,147

Revolving line of credit	-	7,975
Obligations under capital leases, net of current portion	259	274
Asset retirement obligation	100	100
Deferred rental income	28	50

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,934	58,924
Accumulated deficit	(21,089)	(20,181)
Total Avalon Holdings Corporation Shareholders' Equity	37,883	38,781
Non-controlling interest in subsidiary	2,883	2,975
Total equity	40,766	41,756
Total liabilities and equity	$61,091	$62,302

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2016

							Total	Non-
							Avalon	controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2016	3,191	612	$32	$6	$58,924	$(20,181)	$38,781	$2,975	$41,756

Stock options - compensation costs	-	-	-	-	10	-	10	-	10

Net loss	-	-	-	-	-	(908)	(908)	(92)	(1,000)

Balance at March 31, 2016	3,191	612	$32	$6	$58,934	$(21,089)	$37,883	$2,883	$40,766

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Operating activities:
Net loss	$(1,000)	$(1,219)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	686	638
Compensation costs - stock options	10	17
Deferred rental income	(22)	(23)
Provision for losses on accounts receivable	3	3
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	827	789
Inventories	(26)	(85)
Prepaid expenses	25	(18)
Refundable income taxes	18	(10)
Other assets	9	2
Accounts payable	(1,534)	(1,263)
Accrued payroll and other compensation	21	(69)
Accrued income taxes	-	(8)
Other accrued taxes	(79)	(109)
Deferred revenues	399	322
Other liabilities and accrued expenses	96	(63)
Net cash used in operating activities	(567)	(1,096)

Investing activities:
Capital expenditures	(494)	(1,876)
Net cash used in investing activities	(494)	(1,876)

Financing activities:
Borrowings under line of credit facilities	510	1,200
Principal payments on capital lease obligations	(15)	(14)
Net cash provided by financing activities	495	1,186

Decrease in cash and cash equivalents	(566)	(1,786)
Cash and cash equivalents at beginning of period	1,814	4,329
Cash and cash equivalents at end of period	$1,248	$2,543

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$403	$884

Cash paid during the period for interest	$87	$38
Cash paid during the period for income taxes	$5	$25

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management for an industrial customer and salt water injection well operations. In addition, Avalon owns the Avalon Golf and Country Club, which includes the operation and management of three golf courses and associated clubhouses, fitness centers, tennis courts, spa services, dining and banquet facilities and a travel agency. Avalon also owns The Avalon Inn which operates a hotel and related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts.

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2015 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2016, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step approach for the recognition of revenue. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures and does not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on Avalon’s financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The new standard makes changes to the variable interest model. ASU 2015-02 requires all reporting entities involved with limited partnerships to re-evaluate whether these entities qualify for consolidation and revise documentation accordingly. During the first quarter of 2016, the Company adopted ASU 2015-02. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that ASU 2015-17 may have on its financial position and results of operations. The adoption of this standard is not expected to have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)(“ASU 2016-08”), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 is effective for annual periods beginning after December 15, 2017. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of this new standard on our consolidated financial statements.

The Company reviews new accounting standards as issued. The Company has considered all other recently issued accounting pronouncements and does not believe that adoption of such pronouncement will have a material impact on its financial statements.

Note 4. Acquisition

On August 1, 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

In 2015 and during the three months ended March 31, 2016, The Avalon Inn was in operation and in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool, new restaurants, bars, extensive conference facilities and complete fitness center.

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

The operating results of The Avalon Inn have been included within the Company’s Condensed Consolidated Statements of Operations and within Avalon's golf and related operations segment. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 includes net operating revenues of approximately $0.7 million and a loss before income taxes of $0.4 million. For the three months ended March 31, 2015, the Condensed Consolidated Statement of Operations includes net operating revenues of approximately $0.2 million and a loss before income taxes of $0.2 million.

The Company accounted for the acquisition of The Avalon Inn using the acquisition method of accounting, which requires among other things, the recognition of the assets acquired and the liabilities assumed at their respective fair values as of the acquisition date. The total purchase price was allocated to the acquired property, buildings, furniture and fixtures and liabilities assumed based upon management’s estimated fair values. During the measurement period in 2015, the Company reclassified approximately $0.8 million of other intangible assets to property and equipment to reflect the finalized valuation of the acquired property, building, furniture and fixtures of The Avalon Inn.

The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands):

Assets acquired:
Property and equipment	$3,388
Liabilities assumed:
Deferred rental income	266
Total consideration	$3,122

Note 5. Basic and Diluted Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding, which were 3,803,331 for each period.

Diluted net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option.

For the three months ended March 31, 2016 and 2015, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended March 31, 2016 and 2015 was 3,803,331 and 3,896,798, respectively. For the three months ended March 31, 2016, the diluted weighted average number of common shares outstanding is equal to the basic weighted average number of common shares outstanding because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding.

Note 6. Credit Facility

On May 21, 2015, Avalon and certain wholly owned subsidiaries entered into a line of credit agreement (the “Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio providing for a line of credit of up to $9 million. On December 30, 2015, the Agreement was modified (the “Modification”) to extend the original maturity date of June 30, 2016 to March 31, 2017. The Modification also has the option to extend the maturity date one 90 day period upon written notice to the Lender at least 30 days before the maturity date subject to certain terms and conditions.

Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at March 31, 2016.

Initial borrowings of $5.0 million under the Agreement were utilized to repay the total amount outstanding under the previous line of credit agreement with Huntington National Bank. The line of credit agreement with Huntington National Bank was terminated in conjunction with the repayment. Borrowings under the line of credit agreement with Huntington National Bank were utilized to fund the acquisition and renovation of The Avalon Inn.

At March 31, 2016, the outstanding borrowings under the Agreement were approximately $8.5 million. As of March 31, 2016, the Company had $0.5 million available under the line of credit agreement. During the three months ended March 31, 2016 and 2015, the weighted average interest rate on outstanding borrowings was 3.75% and 2.87%, respectively. At March 31, 2016, the interest rate was 3.75%. Total unamortized debt issuance costs incurred in connection with the Agreement were $13,000 at March 31, 2016 and $11,000 at December 31, 2015.

Amounts outstanding under the line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio are classified as a current liability in the Condensed Consolidated Balance Sheet at March 31, 2016 due to the Agreement expiring on March 31, 2017. The Company is currently discussing various refinancing options with The Home Savings and Loan Company of Youngstown, Ohio. The Company anticipates refinancing the Agreement before the expiration date. Although the Company is in discussions with The Home Savings and Loan Company of Youngstown, Ohio to refinance the line of credit, there can be no assurance that a refinancing would occur. In the event Avalon is unable to refinance with The Home Savings and Loan Company of Youngstown, Ohio, the Company will seek alternative financing options, although the Company cannot guarantee success in doing so.

In accordance with FASB Accounting Standards Codification (“ASC”) 835-20, Capitalization of Interest, during the three months ended March 31, 2015, Avalon capitalized approximately $33,000 of interest costs on borrowings incurred related to construction on The Avalon Inn. No amounts were capitalized during the three months ended March 31, 2016.

Note 7. Income Taxes

During the three month periods ended March 31, 2016 and 2015, net loss attributable to Avalon Holdings Corporation shareholders was $0.9 million and $1.0 million, respectively. Avalon recorded a state income tax provision in both the first quarter of 2016 and 2015, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the three month periods ended March 31, 2016 and 2015. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 8. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at March 31, 2016. In January 2016, 90,000 options granted under the Plan were forfeited and in March 2016, 90,000 options were granted. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

The 90,000 options to purchase common stock that were granted during the three months ended March 31, 2016 have a weighted average grant date fair value of $0.43 per option. The grant-date fair values of these stock option awards were estimated using the Monte Carlo Simulation. The Monte Carlo Simulation was selected to determine the fair value because it incorporates six minimum considerations; 1) the exercise price of the option, 2) the expected term of the option, taking into account both the contractual term of the option, the effects of employees’ expected exercise and post-vesting employment termination behavior, as well as the possibility of change in control events during the contractual term of the option agreements, 3) the current fair value of the underlying equity, 4) the expected volatility of the value of the underlying share for the expected term of the option, 5) the expected dividends on the underlying share for the expected term of the option and 6) the risk-free interest rate(s) for the expected term of the option.

The grant-date fair values of the stock option awards granted during the three months ended March 31, 2016 using the Monte Carlo Simulation model were determined with the assumptions set forth in the following table:

Exercise price	$1.83
Expected volatility	52.40%
Expected dividend yield	0.00%
Risk-free rate over the estimated expected life	1.74%
Expected term (in years)	7.25

The expected term, or time until the option is exercised, is typically based on historical exercising behavior of previous option holders of a company’s stock. Due to the fact that the Company has had no historical exercising activity, the simplified method was applied for each option block to adjust the holding period for which the optionee would hold the options to 6.2, 6.7, 7.2, 7.7 and 8.2 years, respectively for option blocks 1 through 5, respectively.

The grant date fair value of the underlying equity was determined to be equal to Avalon’s publicly traded stock price as of the grant dates times the sum of the Class A and Class B common shares outstanding.

The expected volatility of 52.40% was based on the observed historical volatility of Avalon common stock for a 7.25 year period prior to the grant date. There were no expected dividends and the risk-free interest rate of 1.74% was based on yield data for U. S. Treasury securities over a period consistent with the expected term.

The following information is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2016	760,000	2.63	1.09
Options granted	90,000	1.83	0.43
Options exercised	-	-	-
Options cancelled or forfeited	(90,000)	-	-
Outstanding at March 31, 2016	760,000	$2.51	$1.00
Options Vested	632,000
Exercisable at March 31, 2016	268,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $10,000 and $17,000 for the three months ended March 31, 2016 and 2015, respectively, based upon the estimated grant date fair value calculations. As of March 31, 2016, there was approximately $61,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.04 years.

Note 9. Legal Matters

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

Note 10. Business Segment Information

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

The golf and related operations segment includes the operations of golf courses, country clubs and related facilities, a hotel and travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales. Revenue related to annual membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at March 31, 2016 and December 31, 2015 were $2.8 million and $2.4 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the three months ended March 31, 2016, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues. For the three months ended March 31, 2015, one customer accounted for approximately 7.8% of Avalon’s consolidated net operating revenues and 10.0% of the waste management service segment’s net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2015 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues from:
Waste management services:
External customer revenues	$8,276	$8,370
Intersegment revenues	-	-
Total waste management services	8,276	8,370

Golf and related operations:
External customer revenues	2,723	2,330
Intersegment revenues	16	26
Total golf and related operations	2,739	2,356

Segment operating revenues	11,015	10,726
Intersegment eliminations	(16)	(26)
Total net operating revenues	$10,999	$10,700

Income (loss) before income taxes:
Waste management services	$373	$179
Golf and related operations	(516)	(601)
Segment loss before taxes	(143)	(422)
Corporate interest expense	(82)	(1)
Corporate other income, net	4	8
General corporate expenses	(770)	(797)
Loss before income taxes	$(991)	$(1,212)

	March 31,	December 31,
	2016	2015
Identifiable assets:
Waste management services	$21,894	$22,575
Golf and related operations	44,053	43,390
Corporate	47,507	47,800
Subtotal	113,454	113,765
Elimination of intersegment receivables	(52,363)	(51,463)
Total	$61,091	$62,302

In comparing the total assets at March 31, 2016 with those at December 31, 2015, the decrease in total assets of the waste management services segment of $0.7 million is primarily due to a decrease in accounts receivable and to a lesser extent a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $0.7 million is primarily due to capital expenditures related to the renovation and expansion of The Avalon Inn and to a lesser extent an increase in accounts receivable partially offset by current year depreciation on property and equipment. The decrease in corporate total assets is primarily due to a decrease in cash and cash equivalents as a result of monies expended for the renovation and expansion on The Avalon Inn partially offset by an increase in intersegment transactions.

Note 11. Certain Relationships and Related Transactions

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

In 2014 and 2013, Avalon, through a wholly owned subsidiary made capital contributions totaling approximately $3.4 million, which included cash and certain well assets, including the permits, in exchange for membership units of AWMS Holdings, LLC. Through a private placement offering for the purchase of membership units, AWMS Holdings, LLC raised approximately $3.8 million from accredited investors in 2014 and 2013. Management and outside directors of Avalon, who qualified as accredited investors, invested approximately $1.0 million in AWMS Holdings, LLC.

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2016 and December 31, 2015, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10, Consolidations-Overall (“ASC 810-10”) due to the managerial control of AWMS Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s condensed consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

Note 12. Injection Wells Suspension

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

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. On April 6, 2016, an appeal hearing was held and post hearing briefs were filed. During the hearing it was noted that Commission did not comply with the proper procedural requirements for providing Avalon with its motion to dismiss. On May 5, 2016, Avalon’s assignment of error was rendered moot by the Franklin County, Ohio 10th District Court of Appeals and the judgment of the Franklin County Court of Common Pleas was reversed. Operations of Avalon’s AWMS #2 injection well is still suspended under the Chief’s order but Avalon will continue to appeal the suspension until a favorable ruling lifting the temporary suspension is received.

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

At December 31, 2015, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.8 million at December 31, 2015 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at March 31, 2016.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.7 million, the carrying value of the salt water injection wells.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of Avalon Holdings Corporation and its subsidiaries. As used in this report, the term “Avalon” or the “Company” means Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

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

Liquidity and Capital Resources

For the three months ended March 31, 2016, Avalon utilized existing cash, cash provided by operations and borrowings under the line of credit facility to meet operating needs, fund capital expenditures and fund the renovation and expansion of The Avalon Inn as described below.

On August 1, 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio for approximately $3.1 million in cash and the assumption of certain operating leases and some rental payment relief. The acquisition was primarily funded from borrowings under our line of credit facility of $2.9 million and cash on hand of approximately $0.2 million. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn (formerly renamed The Avalon Resort and Spa in August 2014). The primary assets of The Avalon Inn include the hotel, indoor swimming pool and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course.

In 2015 and during the three months ended March 31, 2016, The Avalon Inn was in operation and in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool, new restaurants, bars, extensive conference facilities and complete fitness center.

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

During the three months ended March 31, 2016, Avalon incurred capital expenditures of $0.9 million and paid vendors $0.5 million for such expenditures. During the three months ended March 31, 2015, Avalon incurred capital expenditures of $2.8 million and paid vendors $1.9 million for such expenditures. Such expenditures related principally to the renovation and expansion of The Avalon Inn. Avalon’s aggregate capital expenditures in 2016 are expected to be in the range of $1 million to $2 million, which will principally relate to the continued renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

On May 21, 2015, Avalon and certain wholly owned subsidiaries entered into a line of credit agreement (the “Agreement”) with The Home Savings and Loan Company of Youngstown, Ohio providing for a line of credit of up to $9 million. On December 30, 2015, the Agreement was modified (the “Modification”) to extend the original maturity date of June 30, 2016 to March 31, 2017. The Modification also has the option to extend the maturity date one 90 day period upon written notice to the Lender at least 30 days before the maturity date subject to certain terms and conditions.

Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at March 31, 2016.

Initial borrowings of $5.0 million under the Agreement were utilized to repay the total amount outstanding under the previous line of credit agreement with Huntington National Bank. The line of credit agreement with Huntington National Bank was terminated in conjunction with the repayment. Borrowings under the line of credit agreement with Huntington National Bank were utilized to fund the acquisition and renovation of The Avalon Inn.

At March 31, 2016, the outstanding borrowings under the Agreement were approximately $8.5 million. As of March 31, 2016, the Company had $0.5 million available under the line of credit agreement. During the three months ended March 31, 2016 and 2015, the weighted average interest rate on outstanding borrowings was 3.75% and 2.87%, respectively. At March 31, 2016, the interest rate was 3.75%.

Amounts outstanding under the line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio are classified as a current liability in the Condensed Consolidated Balance Sheet at March 31, 2016 due to the Agreement expiring on March 31, 2017. The Company is currently discussing various refinancing options with The Home Savings and Loan Company of Youngstown, Ohio. The Company anticipates refinancing the Agreement before the expiration date. Although the Company is in discussions with The Home Savings and Loan Company of Youngstown, Ohio to refinance the line of credit, there can be no assurance that a refinancing would occur. In the event Avalon is unable to refinance with The Home Savings and Loan Company of Youngstown, Ohio, the Company will seek alternative financing options, although the Company cannot guarantee success in doing so.

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all of its remaining renewal options.

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

At March 31, 2016, there was a working capital deficit of approximately $8.6 million compared to working capital of $0.6 million at December 31, 2015. Working capital was largely impacted by the current liability classification of the total amount outstanding under our line of credit facility of $8.5 million and to a lesser extent a decrease in cash and cash equivalents and accounts receivable and an increase in deferred revenues relating to membership dues. This decrease in working capital was partially offset by a lower accounts payable balance. During the three months ended March 31, 2016, additional borrowings under our line of credit facility and cash on hand were utilized to fund the renovation and expansion of The Avalon Inn. As previously described above, Avalon anticipates refinancing the line of credit facility before the expiration date.

Accounts receivable decreased to $8.7 million at March 31, 2016 compared with $9.6 million at December 31, 2015. Accounts receivable decreased primarily due to lower net operating revenues of the waste brokerage and management services business in the first quarter of 2016 compared with the fourth quarter of 2015. Net operating revenues of the waste management brokerage and management services business were $8.3 million in the first quarter of 2016 compared with $10.5 million in the fourth quarter of 2015. The decrease in accounts receivable from the waste brokerage and management services business were partially offset by an increase in accounts receivable of the golf and related operations segment.

Accounts payable decreased to $6.9 million at March 31, 2016 compared with $8.0 million at December 31, 2015 primarily as the result of a decrease in amounts due to disposal facilities and transportation carriers of the waste brokerage and management services as a result of lower net operating revenues of the waste brokerage and management services business in the first quarter of 2016 compared with the fourth quarter of 2015 and the timing of payments to vendors in the ordinary course of business.

The increase in deferred revenues at March 31, 2016 compared with December 31, 2015 is a result of an increase in the average number of members of the Avalon Golf and Country Club. Revenues related to annual membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. Such deferred revenues increased to $2.8 million at March 31, 2016 compared with $2.4 million at December 31, 2015.

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

Golf and Related Operations Segment

On August 1, 2014, the Company acquired The Avalon Inn which was subsequently integrated into the golf and related operations segment. The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales, tennis and fitness activities. The Avalon Inn is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its three golf facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club.

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense.

Results of Operations

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. The golf and related operations segment includes the operation of golf courses, country clubs and related facilities, a hotel and travel agency.

Performance in the first quarter of 2016 compared with the first quarter of 2015

Overall Performance

Net operating revenues increased to $11.0 million in the first quarter of 2016 compared with $10.7 million in the first quarter of 2015. This increase was due to an increase of $0.4 million, or a 16% increase, in net operating revenues of the golf and related operations segment partially offset by a decrease of $0.1 million in net operating revenues of the waste management services segment when compared to the prior year. The increase in net operating revenues of the golf and related operations segment was primarily attributable to the increase in net operating revenues related to The Avalon Inn. Costs of operations increased to $9.4 million in the first quarter of 2016 compared with $9.3 million in the first quarter of 2015. Depreciation and amortization expense was approximately $0.7 million in the first quarter of 2016 compared to $0.6 million in the first quarter of 2015. The increase is primarily the result of depreciation expense associated with The Avalon Inn. Consolidated selling, general and administrative expenses were $1.9 million in the first quarter of 2016 compared to $2.0 million in the first quarter of 2015. Net loss attributable to Avalon Holdings Corporation common shareholders was $0.9 million, or $0.24 per share in the first quarter of 2016 compared with a net loss of $1.0 million, or $0.27 per share in the first quarter of 2015.

Segment Performance

Segment performance should be read in conjunction with Note 10 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to approximately $8.3 million in the first quarter of 2016 compared with $8.4 million in the first quarter of 2015. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business decreased to $7.7 million in the first quarter of 2016 from $7.8 million in the first quarter of 2015. This decrease was due to a decrease of $0.7 million, or a 21% decrease, in net operating revenues relating to event work and to a lesser extent a decrease in net operating revenues of $0.2 million related to managerial, consulting and clerical services that are provided for a single customer. These decreases were offset by an increase in net operating revenues relating to continuous work of the waste disposal brokerage business of $0.8 million, or a 21% increase. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $2.5 million in the first quarter of 2016 compared with $3.2 million in the first quarter of 2015. Net operating revenue relating to managerial, consulting and clerical services is entirely dependent on that customer’s needs. Net operating revenues relating to managerial, consulting and clerical services decreased to $0.5 million in the first quarter of 2016 compared to $0.7 million in the first quarter of 2015. Net operating revenues related to continuous work increased to $4.7 million in the first quarter of 2016 compared to $3.9 million in the first quarter of 2015.

The net operating revenues of the captive landfill management operations increased to approximately $0.6 million in the first quarter of 2016 from $0.5 million in the first quarter of 2015. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells there were no operating revenues during the first quarter of 2016. The net operating revenues of the salt water injection wells were less than $0.1 million in the first quarter of 2015. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to the area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. On April 6, 2016, an appeal hearing was held and post hearing briefs were filed. During the hearing it was noted that Commission did not comply with the proper procedural requirements for providing Avalon with its motion to dismiss. On May 5, 2016, Avalon’s assignment of error was rendered moot by the Franklin County, Ohio 10th District Court of Appeals and the judgment of the Franklin County Court of Common Pleas was reversed. Operations of Avalon’s AWMS #2 injection well is still suspended under the Chief’s order but Avalon will continue to appeal the suspension until a favorable ruling lifting the temporary suspension is received.

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

Income before income taxes for the waste management services segment increased to approximately $0.4 million in the first quarter of 2016 compared with $0.2 million in the first quarter of 2015. Income before income taxes of the waste brokerage and management services business was approximately $0.5 million in the first quarter of 2016 compared to $0.4 million in the first quarter of 2015. The overall gross margins of the waste brokerage and management services business increased to approximately 18% during the first quarter of 2016 compared to 17% in the comparable prior period. The increase is the result of higher gross margins on continuous work. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the first quarter of 2016 and 2015. During the first quarter of 2016, the salt water injection wells incurred a loss before income taxes of $0.2 million due to depreciation expense recorded on the facility and legal costs incurred relating to Avalon’s appeal process. During the first quarter of 2015, the salt water injection wells incurred a loss before income taxes of $0.3 million.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 16% to $2.7 million in the first quarter of 2016 compared with $2.3 million in the first quarter of 2015. Net operating revenues increased primarily as a result of $0.7 million of net operating revenues related to The Avalon Inn during the first quarter of 2016 compared with $0.2 million during the first quarter of 2015. The increased net operating revenue related to The Avalon Inn was due to increased room rental revenue and food and beverage sales.

Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2016 and 2015. The average number of members during the first quarter of 2016 was 4,373 compared with 3,828 in the same period in the prior year. Although the net operating revenues from membership dues was $1.1 million during the first three months of 2016 and 2015, the average net operating revenues per member from membership dues decreased due to a change in the mix between social and golf members and from promotional membership programs. Social membership annual dues are lower than the rates charged for the golf membership packages offered by Avalon.

The golf and related operations segment incurred a loss before income taxes of $0.5 million in the first quarter of 2016 compared with a loss before income taxes of $0.6 million in the first quarter of 2015. The change between periods was primarily due to lower employee costs and lower food and beverage costs as a percentage of food and beverage revenue relating to the golf courses and associated clubhouses. These lower costs were offset by the increased loss attributable to The Avalon Inn of approximately $0.4 million in the first quarter of 2016 compared to a loss of $0.2 million in the first quarter of 2015. The increased loss of $0.2 million attributable to The Avalon Inn between periods was caused by an increase in employee related costs and depreciation expense recorded on the facility.

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

General Corporate Expenses

General corporate expenses were $0.8 million in both the first quarter of 2016 and 2015. The decrease in employee related costs were offset by the accumulated net increase in various corporate administrative expenses.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.9 million in the first quarter of 2016 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $1.0 million in the first quarter of 2015. Avalon recorded a state income tax provision in both the first quarter of 2016 and 2015, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision and some minor tax credits, Avalon’s overall effective tax rate was 0% for both the first quarter of 2016 and 2015. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. As such, Avalon’s income tax benefit in the first quarter of 2016 and 2015 were offset by a change in the valuation allowance. A valuation allowance has been provided when it is more likely than not that the deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. On April 6, 2016, an appeal hearing was held and post hearing briefs were filed. During the hearing it was noted that Commission did not comply with the proper procedural requirements for providing Avalon with its motion to dismiss. On May 5, 2016, Avalon’s assignment of error was rendered moot by the Franklin County, Ohio 10th District Court of Appeals and the judgment of the Franklin County Court of Common Pleas was reversed. Operations of Avalon’s AWMS #2 injection well is still suspended under the Chief’s order but Avalon will continue to appeal the suspension until a favorable ruling lifting the temporary suspension is received.

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

At December 31, 2015, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.8 million at December 31, 2015 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at March 31, 2016.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.7 million, the carrying value of the salt water injection wells.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2016, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step approach for the recognition of revenue. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures and does not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. Under ASU 2014-15, management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on Avalon’s financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The new standard makes changes to the variable interest model. ASU 2015-02 requires all reporting entities involved with limited partnerships to re-evaluate whether these entities qualify for consolidation and revise documentation accordingly. During the first quarter of 2016, the Company adopted ASU 2015-02. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that ASU 2015-17 may have on its financial position and results of operations. The adoption of this standard is not expected to have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)(“ASU 2016-08”), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 is effective for annual periods beginning after December 15, 2017. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of this new standard on our consolidated financial statements.

The Company reviews new accounting standards as issued. The Company has considered all other recently issued accounting pronouncements and does not believe that adoption of such pronouncement will have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at March 31, 2016, if market interest rates increased one percent, Avalon’s interest expense would increase approximately $0.1 million annually. Avalon invests primarily in Certificates of Deposit, U.S. Treasury notes, short-term money market funds and other short-term obligations. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2015 for a description of legal proceedings.

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

On April 28, 2016, Avalon reported the voting results from the Annual Meeting held on April 28, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 13, 2016	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)