Form 10-Q
period 2016-09-30
AVALON HOLDINGS CORP
filed 2016-11-10
CIK 1061069

2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 7, 2016.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net operating revenues	$19,133	$14,577	$45,774	$39,232

Costs and expenses:
Costs of operations	15,496	11,766	37,607	32,738
Depreciation and amortization expense	714	603	2,093	1,836
Selling, general and administrative expenses	2,108	1,782	5,865	5,725
Operating income (loss)	815	426	209	(1,067)

Other income (expense):
Interest expense	(94)	(55)	(273)	(67)
Other income, net	57	64	218	237
Income (loss) before income taxes	778	435	154	(897)

Provision for income taxes	43	18	79	42
Net income (loss)	735	417	75	(939)

Less net loss attributable to non-controlling interest in subsidiary	(71)	(112)	(244)	(423)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$806	$529	$319	$(516)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:

Basic net income (loss) per share	$0.21	$0.14	$0.08	$(0.14)
Diluted net income (loss) per share	$0.21	$0.14	$0.08	$(0.14)

Weighted average shares outstanding - basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding - diluted	3,893	3,803	3,836	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$1,604	$1,814
Accounts receivable, less allowance for doubtful accounts of $247 in 2016 and $235 in 2015	13,737	9,579
Inventories	863	830
Prepaid expenses	578	487
Refundable income taxes	-	33
Other current assets	39	45
Total current assets	16,821	12,788

Property and equipment, net	44,009	43,386
Leased property under capital leases, net	5,901	6,042
Noncurrent deferred tax asset	8	8
Other assets, net	69	78
Total assets	$66,808	$62,302

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$73	$59
Revolving line of credit	9,000	-
Accounts payable	10,208	8,022
Accrued payroll and other compensation	745	618
Accrued income taxes	21	-
Other accrued taxes	376	380
Deferred revenues	3,273	2,401
Other liabilities and accrued expenses	879	667
Total current liabilities	24,575	12,147

Revolving line of credit	-	7,975
Obligations under capital leases, net of current portion	280	274
Asset retirement obligation	100	100
Deferred rental income	-	50

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,946	58,924
Accumulated deficit	(19,862)	(20,181)
Total Avalon Holdings Corporation Shareholders' Equity	39,122	38,781
Non-controlling interest in subsidiary	2,731	2,975
Total equity	41,853	41,756
Total liabilities and equity	$66,808	$62,302

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2016

							Total
							Avalon	Non-controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2016	3,191	612	$32	$6	$58,924	$(20,181)	$38,781	$2,975	$41,756

Stock options - compensation costs	-	-	-	-	22	-	22	-	22

Net income (loss)	-	-	-	-	-	319	319	(244)	75

Balance at September 30, 2016	3,191	612	$32	$6	$58,946	$(19,862)	$39,122	$2,731	$41,853

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015

Operating activities:
Net income (loss)	$75	$(939)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,093	1,836
Compensation costs - stock options	22	43
Deferred rental income	(66)	(66)
Provision for losses on accounts receivable	30	10
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,188)	(502)
Inventories	(33)	(37)
Prepaid expenses	(91)	(98)
Refundable income taxes	33	(21)
Other assets	11	8
Accounts payable	2,091	(329)
Accrued payroll and other compensation	127	215
Accrued income taxes	21	(8)
Other accrued taxes	(4)	(47)
Deferred revenues	872	492
Other liabilities and accrued expenses	228	11
Net cash provided by operating activities	1,221	568

Investing activities:
Capital expenditures	(2,408)	(6,814)
Net cash used in investing activities	(2,408)	(6,814)

Financing activities:
Borrowings under line of credit facilities	1,025	8,800
Repayment under line of credit facilities	-	(5,000)
Principal payments on capital lease obligations	(48)	(42)
Net cash provided by financing activities	977	3,758

Decrease in cash and cash equivalents	(210)	(2,488)
Cash and cash equivalents at beginning of period	1,814	4,329
Cash and cash equivalents at end of period	$1,604	$1,841

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$95	$166
Significant non-cash investing and financing activities:
Capital lease obligation incurred	$68	$-

Cash paid during the period for interest	$273	$164
Cash paid during the period for income taxes	$25	$65

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Clubs and Resorts, Inc. (“ACRI”), which includes the operation and management of three golf courses and associated clubhouses, fitness centers, tennis courts, spa services, dining and banquet facilities and a travel agency. ACRI also owns and operates a hotel and related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts.

In July 2016, the Company formed ACRI, a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ACRI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, and Avalon Resorts, Inc. holds the operations of The Avalon Inn.

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2016, and the results of its operations and cash flows for the interim periods presented.

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

Note 4. Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset which varies from 10 to 30 years for land improvements; 5 to 50 years in the case of buildings and improvements; and from 3 to 10 years for machinery and equipment, vehicles and office furniture and equipment.

Major additions and improvements are charged to the property and equipment accounts while replacements, maintenance and repairs, which do not improve or extend the life of the respective asset, are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts in the year of disposal. Gains or losses resulting from disposals of property and equipment are credited or charged to operations. Interest costs are capitalized on significant construction projects.

Property and equipment at September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land and land improvements	$14,038	$13,931
Buildings and improvements	33,440	30,556
Machinery and equipment	8,940	8,865
Vehicles	445	445
Office furniture and fixtures	5,922	5,571
Construction in progress	196	1,251
	62,981	60,619
Less accumulated depreciation and amortization	(18,972)	(17,233)
Property and equipment, net	$44,009	$43,386

Note 5. Capital Leased Assets

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made and leasehold improvements anticipated to be made in the future, Avalon expects to exercise all its remaining renewal options.

In addition, the captive landfill operations lease a piece of equipment that was determined to be a capital lease. During 2016, the golf and related operations entered into a lease agreement for a vehicle that was determined to be a capital lease. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.1 million at September 30, 2016 and December 31, 2015, respectively.

Leased property under capital leases at September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Leased property under capital leases	$10,538	$10,352
Less accumulated amortization	(4,637)	(4,310)
Leased property under capital leases, net	$5,901	$6,042

Note 6. Basic and Diluted Net Income (Loss) per Share

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

For the three months ended September 30, 2016, the diluted weighted average number of shares outstanding was 3,892,799. For the three months ended September 30, 2015, the diluted per share amount reported is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding.

For the nine months ended September 30, 2016, the diluted weighted average number of common shares outstanding was 3,836,048. For the nine months ended September 30, 2015, the diluted per share amount reported is equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2015 was 3,863,055.

Note 7. Credit Facility

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

Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at September 30, 2016.

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

At September 30, 2016, the outstanding borrowings under the Agreement were $9.0 million. As of September 30, 2016, the line of credit was fully utilized. During the three months ended September 30, 2016 and 2015, the weighted average interest rate on outstanding borrowings was 3.75% and 3.50%, respectively. During the nine months ended September 30, 2016 and 2015, the weighted average interest rate on outstanding borrowings was 3.75% and 3.16%, respectively. At September 30, 2016, the interest rate was 3.75%. Total unamortized debt issuance costs incurred in connection with the Agreement were approximately $6,000 at September 30, 2016 and $11,000 at December 31, 2015.

Amounts outstanding under the line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio are classified as a current liability in the Condensed Consolidated Balance Sheet at September 30, 2016 due to the Agreement expiring on March 31, 2017. The Company is currently discussing refinancing options with various financial institutions. The Company anticipates refinancing the Agreement before the expiration date. Although the Company is in discussions to refinance the line of credit, there can be no assurance that a refinancing would occur and the Company cannot guarantee success in doing so.

In accordance with FASB Accounting Standards Codification (“ASC”) 835-20, Capitalization of Interest, during the three and nine month periods ended September 30, 2015, Avalon capitalized approximately $20,000 and $97,000, respectively, of interest costs on borrowings incurred related to construction on The Avalon Inn. No amounts were capitalized during the three and nine month periods ended September 30, 2016.

Note 8. Income Taxes

During the three month periods ended September 30, 2016 and 2015, net income attributable to Avalon Holdings Corporation shareholders was $0.8 million and $0.5 million, respectively. During the nine month period ended September 30, 2016, net income attributable to Avalon Holdings Corporation shareholders was $0.3 million compared with a net loss attributable to Avalon Holdings Corporation shareholders of $0.5 million during the nine month period ended September 30, 2015. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2016 and 2015, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the three and nine month periods ended September 30, 2016 and 2015. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 9. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at September 30, 2016. In January 2016, 90,000 options granted under the Plan were forfeited and in March 2016, 90,000 options were granted. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following information is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2016	760,000	2.63	1.09
Options granted	90,000	1.83	0.43
Options exercised	-	-	-
Options cancelled or forfeited	(90,000)	2.89	1.20
Outstanding at September 30, 2016	760,000	$2.51	$1.00
Options Vested	632,000
Exercisable at September 30, 2016	268,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $6,000 and $13,000 for the three months ended September 30, 2016 and 2015, respectively, and $22,000 and $43,000 for the nine months ended September 30, 2016 and 2015, respectively, based upon the estimated grant date fair value calculations. As of September 30, 2016, there was approximately $48,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.63 years.

Note 10. Legal Matters

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

Note 11. Business Segment Information

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

Avalon’s golf and related operations segment consists of three golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales. Revenue related to annual membership dues are recognized proportionately over twelve months. The unrecognized or deferred revenues relating to membership dues at September 30, 2016 and December 31, 2015 were $3.3 million and $2.4 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2016, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues. For the nine months ended September 30, 2015, one customer accounted for approximately 7.6% of Avalon’s consolidated net operating revenues and 10.7% of the waste management service segment’s net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2015 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating revenues from:
Waste management services:
External customer revenues	$13,593	$9,679	$32,625	$27,821
Intersegment revenues	-	-	-	-
Total waste management services	13,593	9,679	32,625	27,821

Golf and related operations:
External customer revenues	5,540	4,898	13,149	11,411
Intersegment revenues	23	27	50	64
Total golf and related operations	5,563	4,925	13,199	11,475

Segment operating revenues	19,156	14,604	45,824	39,296
Intersegment eliminations	(23)	(27)	(50)	(64)
Total net operating revenues	$19,133	$14,577	$45,774	$39,232

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income (loss) before income taxes:
Waste management services	$950	$560	$2,035	$1,171
Golf and related operations	608	509	468	55
Segment income before income taxes	1,558	1,069	2,503	1,226
Corporate interest expense	(89)	(51)	(260)	(54)
Corporate other income, net	2	3	7	20
General corporate expenses	(693)	(586)	(2,096)	(2,089)
Income (loss) before income taxes	$778	$435	$154	$(897)

	September 30,	December 31,
	2016	2015
Identifiable assets:
Waste management services	$26,599	$22,575
Golf and related operations	45,088	43,390
Corporate	47,947	47,800
Subtotal	119,634	113,765
Elimination of intersegment receivables	(52,826)	(51,463)
Total	$66,808	$62,302

In comparing the total assets at September 30, 2016 with those at December 31, 2015, the increase in total assets of the waste management services segment of $4.0 million is primarily due to an increase in accounts receivable and to a lesser extent an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells. The increase in total assets of the golf and related operations segment of $1.7 million is primarily due to capital expenditures related to the renovation and expansion of The Avalon Inn and an increase in accounts receivable partially offset by current year depreciation on property and equipment. The increase in corporate total assets is primarily due to an increase in intersegment transactions partially offset by current year depreciation on property and equipment.

Note 12. Certain Relationships and Related Transactions

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2016 and December 31, 2015, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10, Consolidations-Overall (“ASC 810-10”) due to the managerial control of AWMS Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s condensed consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

Note 13. Injection Wells Suspension

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed thereafter. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. In October 2015, the Division informed the Company that they were currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once that was complete. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. On April 6, 2016, an appeal hearing was held. During the hearing it was noted that Commission did not comply with the proper procedural requirements for providing Avalon with its August 12, 2015 decision. On May 5, 2016, Avalon’s assignment of error was rendered moot by the Ohio 10th District Court of Appeals and the judgment of the Franklin County Court of Common Pleas was reversed and subsequently the Commission re-notified the parties of the decision. Avalon thereby filed an appeal in the Franklin County Court of Common Pleas. On November 1, 2016 an appeal hearing was held in that court. The Company is currently awaiting judgment from the court. Operations of Avalon’s AWMS #2 injection well is still suspended under the Chief’s order but Avalon will continue to fight the suspension until a favorable ruling lifting the temporary suspension is received.

Avalon was not in violation of any law, Ohio Regulation governing its operations or any of the terms and conditions of its injection permit, as acknowledged by the Division. The observed seismic events the Division used to justify the suspension order were of such magnitudes that occur every day in the State of Ohio. There were no documented complaints from the public concerning the observed seismic events. Avalon does not believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within Ohio have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations.

On August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

At December 31, 2015, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.8 million at December 31, 2015 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at September 30, 2016.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.4 million, the carrying value of the salt water injection wells.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2016, Avalon utilized existing cash, cash provided by operations and borrowings under the line of credit facility to meet operating needs, fund capital expenditures and fund the renovation and expansion of The Avalon Inn as described below.

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

During the nine months ended September 30, 2016, Avalon incurred capital expenditures of $2.5 million and paid vendors $2.4 million for such expenditures. During the nine months ended September 30, 2015, Avalon incurred capital expenditures of $7.0 million and paid vendors $6.8 million for such expenditures. Such expenditures related principally to the renovation and expansion of The Avalon Inn. In 2015 and during the nine months ended September 30, 2016, The Avalon Inn, which was acquired on August 1, 2014, was in operation and in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and indoor junior Olympic sized swimming pool, new restaurants, bars, extensive conference facilities and complete fitness center. Avalon’s aggregate capital expenditures in 2016 are expected to be in the range of $2.8 million to $3.0 million, which will principally relate to the continued renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

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

Borrowings under the line of credit agreement are secured by all business assets of the Company including accounts receivable, inventory, equipment and certain real property as defined in the Agreement. Interest on outstanding borrowings accrue at Prime Rate plus .25%. The line of credit agreement contains certain financial and other covenants, customary representations, warranties and events of defaults. Avalon was in compliance with the debt covenants at September 30, 2016.

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

At September 30, 2016, the outstanding borrowings under the Agreement were $9.0 million. As of September 30, 2016, the line of credit was fully utilized. During the three months ended September 30, 2016 and 2015, the weighted average interest rate on outstanding borrowings was 3.75% and 3.50%, respectively. During the nine months ended September 30, 2016 and 2015, the weighted average interest rate on outstanding borrowings was 3.75% and 3.16%, respectively. At September 30, 2016, the interest rate was 3.75%.

Amounts outstanding under the line of credit agreement with The Home Savings and Loan Company of Youngstown, Ohio are classified as a current liability in the Condensed Consolidated Balance Sheet at September 30, 2016 due to the Agreement expiring on March 31, 2017. The Company is currently discussing refinancing options with various financial institutions. The Company anticipates refinancing the Agreement before the expiration date. Although the Company is in discussions to refinance the line of credit, there can be no assurance that a refinancing would occur and the Company cannot guarantee success in doing so.

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

At September 30, 2016, there was a working capital deficit of approximately $7.8 million compared to working capital of $0.6 million at December 31, 2015. Working capital was negatively impacted by the current liability classification of the total amount outstanding under our line of credit facility of $9.0 million and to a lesser extent an increase in accounts payable and deferred revenues relating to membership dues. This decrease in working capital was partially offset by a higher accounts receivable balance. During the nine months ended September 30, 2016, additional borrowings under our line of credit facility and cash on hand were utilized to fund the renovation and expansion of The Avalon Inn. As previously described above, Avalon anticipates refinancing the line of credit facility before the expiration date.

Accounts receivable increased to $13.7 million at September 30, 2016 compared with $9.6 million at December 31, 2015. Accounts receivable primarily increased as a result of the increased sales related to the waste management services segment in the third quarter of 2016 when compared to the fourth quarter of 2015. Net operating revenues related to the waste management services segment were $13.6 million is the third quarter of 2016 compared with $10.5 million in the fourth quarter of 2015. Accounts receivable also increased due to higher membership dues receivable related to the Avalon Golf and Country Club between periods attributable to the increase in the average number of members during the period and an increase in membership dues rates. Accounts receivable related to membership dues were $1.9 million at September 30, 2016 compared with $1.3 million at December 31, 2015.

Accounts payable increased to $10.2 million at September 30, 2016 compared with $8.0 million at December 31, 2015 primarily as a result of the higher net operating revenues of the waste brokerage and management services business in the third quarter of 2016 compared with the fourth quarter of 2015 and the associated increase in amounts due to disposal facilities and transportation carriers and the timing of payments to vendors in the ordinary course of business. Accounts payable also increased as a result of the increased net operating revenues of the golf and related operations segment in the third quarter of 2016 compared to the fourth quarter of 2015 and the associated amounts due to vendors during the golf season.

The increase in deferred revenues at September 30, 2016 compared with December 31, 2015 is a result of an increase in the average number of members of the Avalon Golf and Country Club. Revenues related to annual membership dues are recognized proportionately over twelve months based upon the anniversary date of each membership. The average number of members during the first nine months of 2016 was 4,588 compared with 3,926 in the same period in the prior year. Deferred revenues related to membership dues increased to $3.3 million at September 30, 2016 compared with $2.4 million at December 31, 2015.

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

Performance in the third quarter of 2016 compared with the third quarter of 2015

Overall Performance

Net operating revenues increased to $19.1 million in the third quarter of 2016 compared with $14.6 million in the third quarter of 2015. This increase was due to an increase of approximately $3.9 million, or a 40% increase, in net operating revenues of the waste management services segment and an increase of $0.6 million, or a 13% increase, in net operating revenues of the golf and related operations segment when compared to the same period in the prior year. Costs of operations increased to $15.5 million in the third quarter of 2016 compared with $11.8 million in the third quarter of 2015. The increase in the cost of operations between periods is due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Depreciation and amortization expense was approximately $0.7 million in the third quarter of 2016 compared to $0.6 million in the third quarter of 2015. The increase is primarily the result of depreciation expense associated with The Avalon Inn. Consolidated selling, general and administrative expenses were $2.1 million in the third quarter of 2016 compared to $1.8 million in the third quarter of 2015. The increase between periods is primarily due to higher employee related costs and to a lesser extent an increase in various administrative expenses. Net income attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.21 per share in the third quarter of 2016 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.5 million, or $0.14 per share in the third quarter of 2015.

Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased approximately 40% to $13.6 million in the third quarter of 2016 compared with $9.7 million in the third quarter of 2015. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business increased to $13.1 million in the third quarter of 2016 from $9.2 million in the third quarter of 2015. This increase was due to an increase of $5.3 million, or a 203% increase, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $7.9 million in the third quarter of 2016 compared with $2.6 million in the third quarter of 2015. Net operating revenues relating to continuous work of the waste disposal brokerage business decreased $0.5 million, or a 9% decrease between periods. Net operating revenues related to continuous work were $4.8 million in the third quarter of 2016 compared to $5.3 million in the third quarter of 2015. Net operating revenues relating to managerial, consulting and clerical services decreased to $0.4 million in the third quarter of 2016 compared to $1.3 million in the third quarter of 2015. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.5 million in the third quarter of 2016 and 2015. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells there were no operating revenues during the third quarter of 2016 and 2015. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed thereafter. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. In October 2015, the Division informed the Company that they were currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once that was complete. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. On April 6, 2016, an appeal hearing was held. During the hearing it was noted that Commission did not comply with the proper procedural requirements for providing Avalon with its August 12, 2015 decision. On May 5, 2016, Avalon’s assignment of error was rendered moot by the Ohio 10th District Court of Appeals and the judgment of the Franklin County Court of Common Pleas was reversed and subsequently the Commission re-notified the parties of the decision. Avalon thereby filed an appeal in the Franklin County Court of Common Pleas. On November 1, 2016 an appeal hearing was held in that court. The Company is currently awaiting judgment from the court. Operations of Avalon’s AWMS #2 injection well is still suspended under the Chief’s order but Avalon will continue to fight the suspension until a favorable ruling lifting the temporary suspension is received.

Avalon was not in violation of any law, Ohio Regulation governing its operations or any of the terms and conditions of its injection permit, as acknowledged by the Division. The observed seismic events the Division used to justify the suspension order were of such magnitudes that occur every day in the State of Ohio. There were no documented complaints from the public concerning the observed seismic events. Avalon does not believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within Ohio have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations.

On August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

Income before income taxes for the waste management services segment increased to approximately $1.0 million in the third quarter of 2016 compared with $0.6 million in the third quarter of 2015. Income before income taxes of the waste brokerage and management services business was approximately $1.0 million in the third quarter of 2016 compared to $0.7 million in the third quarter of 2015. The increase was primarily attributable to the increased sales between periods. The overall gross margins of the waste brokerage and management services business was approximately 16% during the third quarter of 2016 compared to 17% in the third quarter of 2015. The overall decrease in gross margin is due to the increase in lower margin event work in the third quarter of 2016 when compared to the third quarter of 2015. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2016 and 2015. During the third quarter of 2016, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million due to depreciation expense recorded on the facility and legal costs incurred relating to Avalon’s appeal process and writ of mandamus complaint. During the third quarter of 2015, the salt water injection wells incurred a loss before income taxes of $0.2 million due to the limited amount of water accepted for disposal as a result of a seismic event described above, depreciation expense recorded on the facility and legal costs incurred relating to Avalon’s appeal.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 13% to $5.6 million in the third quarter of 2016 compared with $4.9 million in the third quarter of 2015. Avalon’s golf and related operations segment consists of three golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency.

Net operating revenues increased primarily as a result of $1.4 million of net operating revenues related to The Avalon Inn during the third quarter of 2016 compared with $0.7 million during the third quarter of 2015. The increased net operating revenue related to The Avalon Inn was due to increased room rental revenue and food and beverage sales.

The average number of members during the third quarter of 2016 was 4,741 compared with 4,027 in the same period in the prior year. Although the net operating revenues from membership dues increased to $1.2 million during the third quarter of 2016 compared to $1.1 million during the third quarter of 2015, the average net operating revenues per member from membership dues decreased due to a change in the mix between social and golf members and from promotional membership programs. Social membership annual dues are lower than the rates charged for the golf membership packages offered by Avalon. During the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date.

Income before income taxes for the golf and related operations segment increased to $0.6 million in the third quarter of 2016 compared with $0.5 million in the third quarter of 2015. The change between periods was primarily due to higher occupancy and associated room rates attributable to The Avalon Inn and an increase in membership dues revenue. This improvement was partially offset higher employee related costs and increased depreciation expense attributable to The Avalon Inn when compared to the prior period.

General Corporate Expenses

General corporate expenses were $0.7 million in the third quarter of 2016 compared to $0.6 million in the third quarter of 2015. The increase is due to higher employee related costs in the third quarter of 2016 when compared to the comparable prior period.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.8 million in the third quarter of 2016 compared with $0.5 million in the third quarter of 2015. Avalon recorded a state income tax provision in both the third quarter of 2016 and 2015, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision and some minor tax credits, Avalon’s overall effective tax rate was 0% for both the third quarter of 2016 and 2015. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2016 compared with the first nine months of 2015

Overall Performance

Net operating revenues increased 17% to $45.8 million for the first nine months of 2016 compared with $39.2 million for the first nine months of 2015. This increase was due to an increase of $4.8 million, or a 17% increase, in net operating revenues of the waste management services segment and an increase of $1.7 million, or a 15% increase, in net operating revenues of the golf and related operations segment when compared to the same period in the prior year. Costs of operations increased to $37.6 million for the first nine months of 2016 compared with $32.7 million for the first nine months of 2015. The increase in the cost of operations between periods is due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Depreciation and amortization expense was approximately $2.1 million for the first nine months of 2016 compared to $1.8 million for the first nine months of 2015. The increase is primarily the result of depreciation expense associated with The Avalon Inn. Consolidated selling, general and administrative expenses were $5.9 million for the first nine months of 2016 compared to $5.7 million for the first nine months of 2015. Net income attributable to Avalon Holdings Corporation common shareholders was $0.3 million, or $0.08 per share for the first nine months of 2016 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.5 million, or $0.14 per share for the first nine months of 2015.

Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased approximately 17% to $32.6 million in the first nine months of 2016 compared with $27.8 million in the first nine months of 2015.

The net operating revenues of the waste brokerage and management services business increased to $31.1 million in the first nine months of 2016 from $26.0 million in the first nine months of 2015. This increase was due to an increase of $7.0 million, or an 80% increase, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $15.8 million during the first nine months of 2016 compared with $8.8 million during the first nine months of 2015. Net operating revenues relating to continuous work of the waste disposal brokerage business decreased approximately $0.3 million, or a 2% decrease between periods. Net operating revenues related to continuous work were $13.9 million during the first nine months of 2016 compared to $14.2 million during the first nine months of 2015. Net operating revenues relating to managerial, consulting and clerical services decreased to $1.4 million during the first nine months of 2016 compared to $3.0 million during the first nine months of 2015. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $1.5 million during the first nine months of 2016 compared to $1.6 million during the first nine months of 2015. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells described above, there were no operating revenues during the first nine months of 2016. The net operating revenues of the salt water injection wells were approximately $0.2 million during the first nine months of 2015.

Income before income taxes for the waste management services segment increased to approximately $2.0 million during the first nine months of 2016 compared with $1.2 million during the first nine months of 2015. Income before income taxes of the waste brokerage and management services business was approximately $2.3 million during the first nine months of 2016 compared to $1.7 million during the first nine months of 2015. The increase was primarily attributable to the increased sales between periods. The overall gross margins of the waste brokerage and management services business was approximately 17% during the first nine months of 2016 and 2015. Income before income taxes of the captive landfill operations was approximately $0.2 million for the first nine months of 2016 compared to $0.3 million during the first nine months of 2015. During the first nine months of 2016, the salt water injection wells incurred a loss before income taxes of $0.5 million due to depreciation expense recorded on the facility and legal costs incurred relating to Avalon’s appeal process and writ of mandamus complaint. During the first nine months of 2015, the salt water injection wells incurred a loss before income taxes of $0.8 million due to the limited amount of water accepted for disposal as a result of a seismic event described above, depreciation expense recorded on the facility and legal costs incurred relating to Avalon’s appeal.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 15% to $13.2 million during the first nine months of 2016 compared with $11.5 million during the first nine months of 2015. Net operating revenues increased primarily as a result of $3.2 million of net operating revenues related to The Avalon Inn during the first nine months of 2016 compared with $1.5 million during the first nine months of 2015 and to a lesser extent an increase in membership dues revenue between periods. The increased net operating revenue related to The Avalon Inn was due to increased room rental revenue and food and beverage sales. The increased net operating revenues noted above were partially offset by a decrease in food and beverage revenue relating to the golf courses and associated clubhouses.

Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2016 and 2015. The average number of members during the first nine months of 2016 was 4,588 compared with 3,926 in the same period in the prior year. Although the net operating revenues from membership dues increased $0.3 million to $3.5 million in the first nine months of 2016 compared to $3.2 million in the first nine months of 2015, the average net operating revenues per member from membership dues decreased due to a change in the mix between social and golf members and from promotional membership programs. Social membership annual dues are lower than the rates charged for the golf membership packages offered by Avalon. During the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date.

Income before income taxes for the golf and related operations segment was $0.5 million during the first nine months of 2016 compared with income before income taxes of approximately $0.1 million in the first nine months of 2015. The change between periods was primarily due to higher occupancy and associated room rates attributable to The Avalon Inn and an increase in membership dues revenue. This improvement was partially offset higher employee related costs and increased depreciation expense attributable to The Avalon Inn when compared to the prior period.

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

General Corporate Expenses

General corporate expenses were $2.1 million in the first nine months of 2016 and 2015.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $0.3 million in the first nine months of 2016 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.5 million in the first nine months of 2015. Avalon recorded a state income tax provision in both the first nine months of 2016 and 2015, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision and some minor tax credits, Avalon’s overall effective tax rate was 0% for both the first nine months of 2016 and 2015. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. As such, Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance has been provided when it is more likely than not that the deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On March 11, 2015, an appeal hearing was held and post hearing briefs were filed thereafter. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. In October 2015, the Division informed the Company that they were currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once that was complete. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations when a favorable ruling on AWMS #2 is received.

On September 8, 2015, Avalon filed an appeal with the Franklin County Court of Common Pleas. Avalon also filed a notice of appeal addressed to the Division. On October 16, 2015, the Division filed a motion to dismiss stating that although Avalon filed its notice of appeal with the Franklin County Court of Common Pleas, it did not file the notice of appeal with the Oil and Gas Commission as mandated by the Ohio Revised Code. On October 20, 2015, Avalon filed its notice of appeal with the Oil and Gas Commission. On December 18, 2015, the Franklin County Court of Common Pleas concluded that Avalon untimely filed its notice of appeal with the Oil and Gas Commission and thus did not comply with the Ohio Revised Code and that the Division’s motion to dismiss was granted. On January 4, 2016, Avalon filed an appeal with the Franklin County, Ohio 10th District Court of Appeals regarding the motion to dismiss ruling on the September 8, 2015 appeal. On April 6, 2016, an appeal hearing was held. During the hearing it was noted that Commission did not comply with the proper procedural requirements for providing Avalon with its August 12, 2015 decision. On May 5, 2016, Avalon’s assignment of error was rendered moot by the Ohio 10th District Court of Appeals and the judgment of the Franklin County Court of Common Pleas was reversed and subsequently the Commission re-notified the parties of the decision. Avalon thereby filed an appeal in the Franklin County Court of Common Pleas. On November 1, 2016 an appeal hearing was held in that court. The Company is currently awaiting judgment from the court. Operations of Avalon’s AWMS #2 injection well is still suspended under the Chief’s order but Avalon will continue to fight the suspension until a favorable ruling lifting the temporary suspension is received.

Avalon was not in violation of any law, Ohio Regulation governing its operations or any of the terms and conditions of its injection permit, as acknowledged by the Division. The observed seismic events the Division used to justify the suspension order were of such magnitudes that occur every day in the State of Ohio. There were no documented complaints from the public concerning the observed seismic events. Avalon does not believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. The argument is further evidenced by the publication “Potential Injection-Induced Seismicity Associated with Oil & Gas Development: The Primer on Technical and Regulatory Considerations Informing Risk Management and Mitigation” released in 2015 stating that seismic events below 3.0 (approximately 22 times stronger than the August 31, 2014 event) are generally not felt by humans. This report was developed by the StatesFirst Induced Seismicity by Injection Work Group (“ISWG”) members (the State agencies) with input from the ISWG technical advisors (subject matter experts from academia, industry, federal agencies, and environmental organizations) to help better inform the public on technical and regulatory considerations associated with evaluation and response, seismic monitoring systems, information sharing, and the use of ground motion metrics. In addition, the Company also contends that other Class II injection wells within Ohio have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations.

On August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

At December 31, 2015, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.8 million at December 31, 2015 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at September 30, 2016.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.4 million, the carrying value of the salt water injection wells.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and the addition of The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2016, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at September 30, 2016, if market interest rates increased one percent, Avalon’s interest expense would increase approximately $0.1 million annually. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 28, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 10, 2016	By: /s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)