Form 10-K
period 2016-12-31
AVALON HOLDINGS CORP
filed 2017-03-16
CIK 1061069

2016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_____________________________

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

          Large accelerated filer ___        Accelerated filer ___         Non-accelerated filer                Smaller reporting company   X

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No   X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 3, 2017 was $8.7 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 3, 2017 was approximately $3,200. The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of March 3, 2017.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2016 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2016 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In June 1990, AWS purchased approximately 5.6 acres of real estate located in Warren, Ohio on which it constructed Avalon’s corporate headquarters. In connection with the acquisition of such property, Avalon Lakes Golf, Inc. (“ALGI”), a former subsidiary of AWS and now an indirect wholly owned subsidiary of Avalon, acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole golf course adjacent to the office property. The corporate headquarters and ALGI were contributed to Avalon by AWS. The Avalon corporate headquarters building includes a clubhouse, restaurant, golf simulators and a pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course.

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

In June 2011, AWMS Water Solutions, LLC was formed to acquire options on properties for the purpose of operating salt water injection wells. AWMS Water Solutions, LLC, a wholly owned subsidiary of Avalon, manages all the salt water injection well operations, including the marketing and sales function and all decisions regarding the well operations for a percentage of the gross revenues.

In August 2013, Avalon created a new Ohio limited liability company, AWMS Holdings, LLC, to act as a holding company to form and own a series of wholly owned subsidiaries that will own and operate salt water injection wells and facilities (together the “facilities”). AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of AWMS Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity (“VIE”), and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements.

In August 2013, AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn. The primary assets of The Avalon Inn include the hotel, indoor junior Olympic size swimming pool, fitness center, restaurants, bars, banquet and conference facilities and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. In 2016, The Avalon Inn was in operation and in the process of being renovated and expanded. The renovations and expansion include the renovation of the existing facility, and the addition of a new restaurant, bar and extensive banquet and conference facilities. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed Avalon Resorts and Clubs, Inc. (“ARCI”), a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Avalon Inn.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related clubhouses, a hotel, fitness centers, tennis courts, spa services, dining, banquet and conference facilities and a travel agency. In 2016, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues. In 2015, one customer of the waste management services segment, Shell Western Exploration and Production, Inc., accounted for 11% of the waste management services segment’s net operating revenues to external customers and 8% of the consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. The net operating revenues of the waste management services segment represented approximately 72% of Avalon’s total consolidated net operating revenues in both 2016 and 2015.

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

AWMS Holdings, LLC, is a holding company that was created to form and own a series of wholly owned subsidiaries that own and operate salt water injection wells and facilities. AWMS Holdings, LLC, offers investment opportunities to accredited investors by selling membership units of AWMS Holdings, LLC through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to construct the facilities necessary for the operation of salt water injection wells. AWMS Water Solutions, LLC, a wholly owned subsidiary of Avalon, manages the operations, including the marketing and sales function and all the decisions regarding the well operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC; however, due to the managerial control of AWMS Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements.

AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located.

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of three golf courses and related country clubs and facilities, a hotel and its associated amenities and a travel agency. The net operating revenues of the golf and related operations segment represented approximately 28% of Avalon’s total consolidated net operating revenues in both 2016 and 2015.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2016, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn. The primary assets of The Avalon Inn include the hotel, indoor junior Olympic size swimming pool, fitness center, restaurants, bars, banquet and conference facilities and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales, tennis and fitness activities. In 2016, The Avalon Inn was in operation and in the process of being renovated and expanded. The renovations and expansion include the renovation of the existing facility, and the addition of a new restaurant, bar and extensive banquet and conference facilities. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed ARCI, a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Avalon Inn.

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

Insurance

Avalon carries $11,000,000 of liability insurance coverage. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverage. In addition, Avalon also carries $5,000,000 of separate liability insurance coverage for the golf courses and related operations. Avalon carries comprehensive property damage coverage and, also, professional liability insurance for its fitness, swimming and spa activities. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2016, Avalon had 498 employees, 32 of whom were employed by the waste management services segment, 443 of whom were employed by the golf and related operations and 23 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Voting control by management

Avalon has two classes of common stock, Class A and Class B. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on all matters submitted to a vote of the shareholders. Except for the election of Avalon’s Board of Directors, the Class A Common Stock and the Class B Common Stock vote together as a single class on all matters presented for a vote to the shareholders. The holders of the Avalon Class B Common Stock, which consists principally of the management of Avalon, have approximately 66 percent of the aggregate voting power of the outstanding Avalon Common Stock. Currently, the holders of the Avalon Class A Common Stock will not, either alone or acting collectively, be able to elect a majority of the members of Avalon’s Board of Directors (the “Avalon Board”) or control many corporate actions. However, the holders of the Avalon Class A Common Stock, voting as a separate class, have the right to elect the number of directors equal to at least 25 percent of the total Board of Directors of Avalon until the outstanding Avalon Class B Common Stock constitutes less than 50 percent of the total voting power of the outstanding Avalon Common Stock, after which time the holders of the Avalon Class A and Class B Common Stock will vote as a single class for the election of directors and all matters presented for a vote to the shareholders. The holders of a majority of all outstanding shares of Class A Common Stock or Class B Common Stock, voting as separate classes, must also approve amendments to the Articles of Incorporation that adversely affect the shares of their class.

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

Avalon's loan and security agreement may obligate it to repay debt before its maturity

The Company’s loan and security agreement contains certain covenants and events of default. Should Avalon be unable to meet one or more of these covenants, its lender may require it to repay any outstanding balance prior to the expiration date of the agreement. Our ability to comply with the financial and other covenants in our loan and security agreement may be affected by worsening economic or business conditions, or other events that may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operating activities in amounts sufficient to enable us to service debt and meet these covenants. We may need to refinance all or a portion of our indebtedness, on or before maturity. The Company cannot assure that additional sources of financing would be available to pay off any long-term borrowings under the loan and security agreement, so as to avoid default.

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

On August 12, 2015, the Oil and Gas Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. In October 2015, the Division informed the Company that they were currently drafting the hydraulic fracturing induced seismicity policy and will start the Class II injection well policy once that was complete. In conjunction with the August 12, 2015 decision, Avalon temporarily suspended operations of AWMS #1 and will resume operations in combination with the reopening of AWMS #2.

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

On November 1, 2016 an appeal hearing was held in that court. During the appeal hearing, Avalon contended that the Company was not in violation of any law, Ohio Regulation governing its operations or any of the terms and conditions of its injection permit, as acknowledged by the Division. The observed seismic events the Division used to justify the suspension order were of such magnitudes that occur every day in the State of Ohio. There were no documented complaints from the public concerning the observed seismic events. Avalon does not believe that there is substantial risk that the operations of AWMS #2 present an imminent danger to public health, safety or damage to the environment. In addition, the Company also contended that other Class II injection wells within Ohio have produced seismic events with similar and/or higher magnitudes and have been allowed to continue operations.

On December 23, 2016, the Franklin County Court of Common Pleas issued its Decision and Order in Avalon’s appeal of the Ohio Oil and Gas Commission’s decision that upheld the Division of Oil and Gas Resources Management’s suspension of AWMS #2. The Franklin County Court of Common Pleas found that the Division’s suspension and refusal to work with the Company for over 26 months was arbitrary and not in accordance with reason and therefore vacated the Ohio Oil and Gas Commission’s decision.  Subsequent to the ruling, and in accordance with the Decision and Order, both Avalon and the Division submitted their written restart plans to the Court. Avalon’s plan sets forth both the initial volumes and pressures and increases in volume and pressure while continuously monitoring seismicity and addressing the concerns of public health and safety.

On January 19, 2017, the Division filed a motion to stay the Decision and Order with the Franklin County Court of Common Pleas.  The Court denied the Division’s motion on January 23, 2017.  Also on January 19, 2017, the Division filed an appeal of the Decision and Order with the Ohio 10th District Court of Appeals in Franklin County.  On January 30, 2017, the Division filed a motion to stay the Decision and Order with the Ohio 10th District Court of Appeals in Franklin County.  On February 1, 2017, Avalon filed a motion to dismiss the Division’s appeal and also a memorandum in opposition to the Division’s motion to stay the December 23, 2016 Decision and Order.

On February 21, 2017, the Court of Common Pleas in Franklin County issued its Final Decision and Order. The Court’s Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company is currently making preparations for restarting the well and opening the facility, the Ohio Department of Natural Resources filed a Motion to Stay the Court Order on February 22, 2017. The Company does not know if that action will delay the restarting of the well and reopening of the facility.

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2016, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2016.

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

The Avalon Inn owns a 127,000 square foot hotel that includes an indoor junior Olympic size swimming pool, fitness center, dining, banquet and conference facilities and 3 indoor tennis courts of approximately 4,500 square feet. The Avalon Inn is located on approximately 8.2 acres in Warren, Ohio adjacent to the Avalon Lakes Golf Course.

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

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2016 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
		Page(s)
Common stock information		43
Dividend policy		43

ITEM 6.	SELECTED FINANCIAL DATA
Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations		3-17

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm		39

Financial Statements:
Consolidated Balance Sheets as of December 31, 2016 and 2015		18
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015		19
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015		20
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015		21

Notes to Consolidated Financial Statements		22-38

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

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of Avalon, is responsible for establishing and maintaining effective internal control over financial reporting, or Internal Control, as such term is defined in the Exchange Act. The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2016. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 40 of our 2016 Annual Report, which is incorporated herein by reference.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	69	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	40	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	70	Chief Administrative Officer
Clifford P. Davis	54	Chief Technology Officer
Kenneth J. McMahon	64	Chief Executive Officer and President of American Waste Management Services, Inc.

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

Clifford P. Davis was appointed Chief Technology Officer in August 2016. Mr. Davis had previously been Director of Information Technology of the Company from November 1999 to July 2016. Mr. Davis received a Bachelor of Science degree in Electrical Engineering from Kent State University.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Report of Independent Registered Public Accounting Firm (See Part II, Item 8 of this report regarding incorporation by reference from the 2016 Annual Report to Shareholders).

2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2016 and 2015, should be read in conjunction with the previously referenced financial statements.

Report of Independent Registered Public Accounting Firm
Schedule II - Valuation and Qualifying Accounts

Such independent auditors’ report and financial statement schedule are at pages 19 and 20 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2

Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1

Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Lease Agreement with Squaw Creek Country Club, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 10-Q for the period ended September 30, 2003.

10.3

Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 10-Q for the period ended June 30, 2004.

10.4

Loan and Security Agreement, dated as of December 20, 2016 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.5

Mortgage Note, dated as of December 20, 2016 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.6

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 1, 2016 and effective as of December 20, 2016 between Avalon Holdings Corporation, as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.7

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 1, 2016 and effective as of December 20, 2016 between Avalon Lakes Golf, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.8

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 1, 2016 and effective as of December 20, 2016 between Avalon Resort and Spa, LLC., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.9

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 1, 2016 and effective as of December 20, 2016 between Avalon Country Club at Sharon, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.10

Business Loan Agreement (Asset Based), dated as of December 20, 2016 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and The Home Savings and Loan Company of Youngstown, Ohio as lender, incorporated by reference as Exhibit 10.7 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.11

Promissory Note, dated as of December 20, 2016 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and The Home Savings and Loan Company of Youngstown, Ohio as lender, incorporated by reference as Exhibit 10.8 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.12

Commercial Security Agreement, dated as of December 20, 2016 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and The Home Savings and Loan Company of Youngstown, Ohio as lender, incorporated by reference as Exhibit 10.9 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

10.13

Loan Documents Addendum, dated as of December 20, 2016 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and The Home Savings and Loan Company of Youngstown, Ohio as lender, incorporated by reference as Exhibit 10.10 to Avalon Holdings Corporation Form 8-K filed on December 21, 2016.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on pages 25-26 of the 2016 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2016 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Avalon Holdings Corporation Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 21, 2016, Avalon reported that the Company entered into a loan and security agreement on December 20, 2016 with Laurel Capital Corporation which provides for a $12.0 million term loan. Concurrently with the loan and security agreement, Avalon also reported that the Company entered into a new business loan agreement with The Home Savings and Loan Company of Youngstown, Ohio, on December 20, 2016, which provides for a line of credit of up to $4.0 million maturing on May 31, 2017.

On December 28, 2016, Avalon reported that on December 23, 2016, the Court of Common Pleas in Franklin County, Ohio issued its Decision and Order in the AWMS Water Solutions, LLC appeal of the Ohio Oil and Gas Commission’s decision that upheld the Division of Oil and Gas Resources Management’s suspension of AWMS #2.

On February 23, 2017, Avalon reported that on February 21, 2017, the Court of Common Pleas in Franklin County issued its Final Decision and Order. The Court’s Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. Avalon also reported that the Ohio Department of Natural Resources filed a Motion to Stay the Court Order on February 22, 2017.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March, 2017.

AVALON HOLDINGS CORPORATION (Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 16th day of March, 2017.

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
David G. Bozanich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Avalon Holdings Corporation

Warren, Ohio

The audits referred to in our report dated March 16, 2017 relating to the consolidated financial statements of Avalon Holdings Corporation and subsidiaries as of and for the years ended December 31, 2016 and 2015, which is incorporated in Item 8 of the Form 10-K by reference to the 2016 Annual Report to Shareholders, also included the audit of the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Cleveland, Ohio

March 16, 2017

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2016
Allowance for doubtful accounts	$235	$115		$-	$115	(1)	$235
Deferred tax asset valuation allowance	$1,651	$(198	) (2)	$-	$-		$1,453

Year ended December 31, 2015
Allowance for doubtful accounts	$168	$85		$-	$18	(1)	$235
Deferred tax asset valuation allowance	$1,418	$233	(2)	$-	$-		$1,651

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2016 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –BDO USA, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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