Form 10-Q
period 2017-03-31
AVALON HOLDINGS CORP
filed 2017-05-12
CIK 1061069

2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of May 5, 2017.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Net operating revenues	$10,702	$10,999

Costs and expenses:
Costs of operations	8,853	9,423
Depreciation and amortization expense	748	686
Selling, general and administrative expenses	2,002	1,866
Operating loss	(901)	(976)

Other income (expense):
Interest expense	(175)	(87)
Other income, net	77	72
Loss before income taxes	(999)	(991)

Provision for income taxes	20	9
Net loss	(1,019)	(1,000)

Less net loss attributable to non-controlling interest in subsidiary	(93)	(92)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(926)	$(908)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net loss per share	$(0.24)	$(0.24)

Weighted average shares outstanding - basic and diluted	3,803	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,079	$2,299
Accounts receivable, less allowance for doubtful accounts of $237 in 2017 and $235 in 2016	8,986	11,349
Inventories	919	773
Prepaid expenses	478	462
Refundable income taxes	6	-
Other current assets	35	35
Total current assets	11,503	14,918

Property and equipment, net	43,879	43,971
Leased property under capital leases, net	6,540	6,035
Restricted cash	2,905	2,905
Noncurrent deferred tax asset	8	8
Other assets, net	72	61
Total assets	$64,907	$67,898

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$212	$112
Current portion of long-term debt	525	517
Accounts payable	6,378	9,387
Accrued payroll and other compensation	834	684
Accrued income taxes	-	48
Other accrued taxes	296	448
Deferred revenues	3,198	2,716
Other liabilities and accrued expenses	876	764
Total current liabilities	12,319	14,676

Long-term debt, net of current portion	11,160	11,294
Obligations under capital leases, net of current portion	966	452
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,958	58,953
Accumulated deficit	(21,176)	(20,250)
Total Avalon Holdings Corporation Shareholders' Equity	37,820	38,741
Non-controlling interest in subsidiary	2,542	2,635
Total equity	40,362	41,376
Total liabilities and equity	$64,907	$67,898

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2017

							Total
							Avalon	Non-controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2017	3,191	612	$32	$6	$58,953	$(20,250)	$38,741	$2,635	$41,376

Stock options - compensation costs	-	-	-	-	5	-	5	-	5

Net loss	-	-	-	-	-	(926)	(926)	(93)	(1,019)

Balance at March 31, 2017	3,191	612	$32	$6	$58,958	$(21,176)	$37,820	$2,542	$40,362

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016

Operating activities:
Net loss	$(1,019)	$(1,000)
Reconciliation of net loss to cash used in operating activities:
Depreciation and amortization expense	748	686
Amortization of debt issuance costs	5	3
Compensation costs - stock options	5	10
Deferred rental income	(22)	(22)
Provision for losses on accounts receivable	3	3
Change in operating assets and liabilities:
Accounts receivable	2,360	827
Inventories	(146)	(26)
Prepaid expenses	(16)	25
Refundable income taxes	(6)	18
Other assets	(12)	6
Accounts payable	(3,047)	(1,534)
Accrued payroll and other compensation	150	21
Accrued income taxes	(48)	-
Other accrued taxes	(152)	(79)
Deferred revenues	482	399
Other liabilities and accrued expenses	134	96
Net cash used in operating activities	(581)	(567)

Investing activities:
Capital expenditures	(460)	(494)
Net cash used in investing activities	(460)	(494)

Financing activities:
Borrowings under line of credit facilities	-	510
Payments of debt issuance costs	(32)	-
Principal payments on term loan facility	(131)	-
Principal payments on capital lease obligations	(16)	(15)
Net cash (used in) provided by financing activities	(179)	495

Decrease in cash and cash equivalents	(1,220)	(566)
Cash and cash equivalents at beginning of period	2,299	1,814
Cash and cash equivalents at end of period	$1,079	$1,248

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$70	$403
Significant non-cash investing and financing activities:
Capital lease obligations incurred	$630	$-

Cash paid during the period for interest	$170	$87
Cash paid during the period for income taxes	$75	$5

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2016 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2017, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The Company has not yet completed our final review of the impact relating to the adoption of the new revenue recognition guidance. While we continue to assess all potential impacts of the new revenue recognition standard, we are currently reviewing whether the principal versus agent consideration would change how we present revenue for the managerial, consulting and clerical services provided for a single customer for the waste management service segment. We are also continuing to review potential disclosures and our method of adoption in order to complete our evaluation. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. The Company will adopt the new revenue standard in its first quarter of 2018. Based on our preliminary assessment, we do not expect the new guidance will fundamentally change our revenue recognition policies, practices or systems.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. During the first quarter of 2017, the Company adopted ASU 2015-17. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. During the first quarter of 2017, the Company adopted ASU 2016-09. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. ASU 2016-13 is effective January 1, 2020, with early adoption permitted January 1, 2019. The adoption of this standard is not expected to have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this standard is not expected to have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  ASU 2016-18 will be effective January 1, 2018 and will impact the presentation of our statement of cash flows in the event that loan proceeds that were deposited into our project fund account are not fully utilized in 2017 to fund the renovation and expansion of The Avalon Inn.

The Company reviews new accounting standards as issued. The Company has considered all other recently issued accounting pronouncements.

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

Property and equipment at March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land and land improvements	$14,118	$14,118
Buildings and improvements	34,043	33,533
Machinery and equipment	9,056	9,015
Vehicles	445	445
Office furniture and fixtures	6,232	5,963
Construction in progress	183	479
	64,077	63,553
Less accumulated depreciation and amortization	(20,198)	(19,582)
Property and equipment, net	$43,879	$43,971

At March 31, 2017, the Company did not have any fixed contractual commitments for construction projects.

Note 5. Capital Leased Assets

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options.

In addition to the Squaw Creek Country Club lease, the captive landfill operations lease a piece of equipment that was determined to be a capital lease. The amount capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to this asset was less than $0.1 million at March 31, 2017 and approximately $0.1 million at December 31, 2016.

The golf and related operations entered into leases for a vehicle and golf course maintenance equipment that were determined to be capital leases. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.9 million at March 31, 2017 and $0.3 million at December 31, 2016.

Leased property under capital leases at March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Leased property under capital leases	$11,419	$10,783
Less accumulated amortization	(4,879)	(4,748)
Leased property under capital leases, net	$6,540	$6,035

Note 6. Basic and Diluted Net Loss per Share

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

For the three months ended March 31, 2017 and 2016, the diluted per share amounts reported are equal to basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended March 31, 2017 and 2016 was 3,891,089 and 3,803,331, respectively. For the three months ended March 31, 2016, the diluted shares are equal to the basic shares because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding.

Note 7. Term Loan and Line of Credit Agreements

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off the existing line of credit agreement and associated accrued interest with Home Savings Bank (formerly The Home Savings and Loan Company of Youngstown, Ohio), dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund future costs of renovating and expanding The Avalon Inn. At March 31, 2017 and December 31, 2016, the remaining proceeds of $2.9 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The $12.0 million term loan amount is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced on January 20, 2017. The Term Loan Agreement matures on December 20, 2026 at which time the final balloon payment equal to the remaining outstanding principal, interest and fees are due. Borrowings under the Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date and 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum.

Avalon has the right to prepay the amount outstanding under the Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at March 31, 2017 and December 31, 2016.

The Company incurred approximately $189,000 of debt issuance costs in connection with the Term Loan Agreement. These debt issuance costs were capitalized and will be amortized over the life of the Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at March 31, 2017 and December 31, 2016.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2017, the interest rate on the Line of Credit Agreement was 4.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

Obligations under the Company’s debt agreements at March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,869	$(184)	$11,685
Less current portion	(544)	19	(525)
Long-term debt	$11,325	$(165)	$11,160

	December 31, 2016
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$12,000	$(189)	$11,811
Less current portion	(536)	19	(517)
Long-term debt	$11,464	$(170)	$11,294

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending March 31,
2018	$544
2019	573
2020	605
2021	638
2022	673
Thereafter	8,836
Total	$11,869

Note 8. Income Taxes

For both the three month periods ended March 31, 2017 and 2016, net loss attributable to Avalon Holdings Corporation shareholders was $0.9 million. Avalon recorded a state income tax provision in both the first quarter of 2017 and 2016, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in the three month periods ended March 31, 2017 and 2016. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 9. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at March 31, 2017. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The expected term, or time until the option is exercised, is typically based on historical exercising behavior of previous option holders of a company’s stock.  Due to the fact that the Company has had no historical exercising activity, the simplified method is applied.  Because of the nature of the vesting described above, the options are separated into five blocks, with each block having its own vesting period and expected term.

The expected volatility was based on the observed historical volatility of Avalon common stock for a period prior to the grant date. There were no expected dividends and the risk-free interest rate was based on yield data for U. S. Treasury securities over a period consistent with the expected term.

The following table is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2017	760,000	2.51	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2017	760,000	$2.51	$1.00
Options Vested	688,000
Exercisable at March 31, 2017	268,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $5,000 and $10,000 for the three months ended March 31, 2017 and 2016, respectively, based upon the estimated grant date fair value calculations. As of March 31, 2017, there was approximately $37,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.04 years.

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

Note 11. Business Segment Information

In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” Using the criteria of FASB Accounting Standards Codification (“ASC”) 280 Segment Reporting, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous brokerage and management services to industrial, commercial, municipal and governmental customers, captive landfill management for an industrial customer and salt water injection well operations.

Avalon’s golf and related operations segment consists of three golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales. Revenue related to annual membership dues are recognized proportionately over the membership period. The unrecognized or deferred revenues relating to membership dues at March 31, 2017 and December 31, 2016 were $3.2 million and $2.7 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For both the three months ended March 31, 2017 and 2016, respectively, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2016 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net operating revenues from:
Waste management services:
External customer revenues	$7,613	$8,276
Intersegment revenues	-	-
Total waste management services	7,613	8,276

Golf and related operations:
External customer revenues	3,089	2,723
Intersegment revenues	26	16
Total golf and related operations	3,115	2,739

Segment operating revenues	10,728	11,015
Intersegment eliminations	(26)	(16)
Total net operating revenues	$10,702	$10,999

Income (loss) before income taxes:
Waste management services	$543	$373
Golf and related operations	(597)	(516)
Segment loss before income taxes	(54)	(143)
Corporate interest expense	(164)	(82)
Corporate other income, net	2	4
General corporate expenses	(783)	(770)
Loss before income taxes	$(999)	$(991)

	March 31,	December 31,
	2017	2016
Identifiable assets:
Waste management services	$23,024	$25,015
Golf and related operations	46,338	44,728
Corporate	50,155	51,937
Subtotal	119,517	121,680
Elimination of intersegment receivables	(54,610)	(53,782)
Total	$64,907	$67,898

In comparing the total assets at March 31, 2017 with those at December 31, 2016, the decrease in total assets of the waste management services segment of $2.0 million is primarily a result of a decrease in accounts receivable and to a lesser extent a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $1.6 million is primarily due to golf course maintenance equipment acquired under a capital lease agreement, capital expenditures related to the continued renovation and expansion of The Avalon Inn and an increase in accounts receivable related to membership dues partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of $1.8 million is primarily due to a decrease in cash and cash equivalents utilized for the renovation and expansion of The Avalon Inn and required monthly payments made on the term loan facility and to a lesser extent a decrease in intersegment transactions.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2017 and December 31, 2016, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Management Services, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On September 5, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #1 injection well, and the Chief lifted the suspension for that well on September 18, 2014. On September 19, 2014, Avalon submitted information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections at the AWMS #2 injection well. To date, the Division has not responded to that plan despite Avalon’s requests for feedback.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission (the “Commission”) disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On March 11, 2015, an appeal hearing was held. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. Avalon appealed that decision in September 2015 to the Franklin County Court of Common Pleas, but that appeal was dismissed on a filing technicality. Avalon appealed the dismissal to the Ohio 10th Circuit Court of Appeals, which found the Commission erred in its filing of their decision. Following the Commission’s proper notice, Avalon appealed again to the Franklin County Court of Common Pleas (the “Court”).

On November 1, 2016 an appeal hearing was held in that Court. On December 23, 2016, the Court issued its Decision and Order in Avalon’s favor, and vacated the Commission’s decision. The Court found that the Division’s suspension and refusal to work with the Company for over 26 months was arbitrary and not in accordance with reason.  Subsequent to the ruling, and in accordance with the Court’s Decision and Order, both Avalon and the Division submitted their proposed restart plans to the Court. Avalon’s plan sets forth both the initial volumes and pressures and increases in volume and pressure while continuously monitoring seismicity and addressing the concerns of public health and safety.

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. No hearing date has been set, but the Company anticipates a hearing on the appeal will be held in late spring or early summer 2017.

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation. Discovery has been initiated in the case but no hearing date has been set.

At December 31, 2016, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.3 million at December 31, 2016 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at March 31, 2017.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.1 million, the carrying value of the salt water injection wells.

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

Liquidity and Capital Resources

For the three months ended March 31, 2017, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the continued renovation and expansion of The Avalon Inn as described below.

In July 2016, the Company formed Avalon Resorts and Clubs, Inc. (“ARCI”), a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Avalon Inn. ACRI, Avalon Clubs, Inc. and Avalon Resorts, Inc. are included within Avalon’s golf and related operations segment.

During the three months ended March 31, 2017, Avalon incurred capital expenditures of $1.2 million of which $0.5 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and $0.6 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. During the three months ended March 31, 2016, Avalon incurred capital expenditures of $0.9 million and paid vendors $0.5 million for such expenditures which principally related to the renovation and expansion of The Avalon Inn. In 2017 and 2016, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and the addition of new restaurants, bars, extensive banquet and conference facilities. Avalon’s aggregate capital expenditures in 2017 are expected to be in the range of $4 million to $6 million, which will principally relate to the continued renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off the existing line of credit agreement and associated accrued interest with Home Savings Bank (formerly The Home Savings and Loan Company of Youngstown, Ohio), dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund future costs of renovating and expanding The Avalon Inn.

The $12.0 million term loan amount is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced on January 20, 2017. The Term Loan Agreement matures on December 20, 2026 at which time the final balloon payment equal to the remaining outstanding principal, interest and fees are due. Borrowings under the Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date and 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum.

Avalon has the right to prepay the amount outstanding under the Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at March 31, 2017 and December 31, 2016.

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at March 31, 2017 and December 31, 2016.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2017, the interest rate on the Line of Credit Agreement was 4.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

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

At March 31, 2017, there was a working capital deficit of $0.8 million compared to working capital of $0.2 million at December 31, 2016. Working capital was negatively impacted primarily by a decrease in cash and cash equivalents and accounts receivable and in increase in deferred revenues related to membership dues. This decrease in working capital was partially offset by a lower accounts payable balance.

Accounts receivable decreased to $9.0 million at March 31, 2017 compared with $11.3 million at December 31, 2016. The decrease was primarily the result of decreased sales related to the waste management services segment in the first quarter of 2017 compared to the fourth quarter of 2016. Net operating revenues related to the waste management segment were $7.6 million in the first quarter of 2017 compared to $11.7 million in the fourth quarter of 2016. The decrease in accounts receivable noted above was partially offset by an increase in accounts receivable related to The Avalon Golf and Country Club attributable to the increase in the average number of members during the period and an increase in membership rates. Accounts receivable related to membership dues were $2.2 million at March 31, 2017 compared to $1.4 million at December 31, 2016.

Accounts payable decreased to $6.4 million at March 31, 2017 compared with $9.4 million at December 31, 2016. The decrease in accounts payable is primarily due to a decrease in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the decrease in net operating revenues in the first quarter of 2017 compared to the fourth quarter of 2016 and the associated timing of those vendor payments in the ordinary course of business. This decrease was slightly offset by an increase in accounts payable related to the golf and related operations as a result of timing of payments to vendors.

The increase in deferred revenues at March 31, 2017 compared with December 31, 2016 is a result of an increase in the average number of members of the Avalon Golf and Country Club and an increase in membership dues rates. Revenues related to annual membership dues are recognized proportionately over the membership term. Deferred revenues related to membership dues increased to $3.2 million at March 31, 2017 compared with $2.7 million at December 31, 2016.

Management believes that anticipated cash provided from future operations, will be, for the foreseeable future, sufficient to meet operating requirements and make required monthly payments under our term loan facility. If business conditions warrant additional monies needed to fund capital expenditure programs, Avalon will take actions such as refinancing or restructuring our current debt agreements, incurring additional indebtedness, issuance of common stock or issuance of a security with characteristics of both debt and equity.

Growth Strategy

Waste Management Services Segment

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

Golf and Related Operations Segment

In August 2014, the Company acquired The Avalon Inn which was integrated into the golf and related operations segment. The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club.

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

Performance in the first quarter of 2017 compared with the first quarter of 2016

Overall Performance

Net operating revenues decreased 3% to $10.7 million in the first quarter of 2017 compared with $11.0 million in the first quarter of 2016. This decrease was due to a decrease of $0.7 million, or an 8% decrease, in net operating revenues of the waste management services segment partially offset by an increase of $0.4 million, or a 14% increase, in net operating revenues of the golf and related operations segment when compared to the prior year. Costs of operations decreased to $8.9 million in the first quarter of 2017 compared with $9.4 million in the first quarter of 2016. The decrease in the cost of operations between years is primarily due to the decreased net operating revenues between periods for the waste management services segment as these costs vary directly with the associated net operating revenues. The decrease in cost of operations noted above was partially offset by an increase in salaries and other employee related costs due to an increase in the number of employees of the golf and related operations segment. Depreciation and amortization expense was approximately $0.7 million in both the first quarter of 2017 and 2016. Consolidated selling, general and administrative expenses were $2.0 million in the first quarter of 2017 compared to $1.9 million in the first quarter of 2016. The increase in selling, general and administrative costs was primarily due to increased employee related costs. Interest expense was $0.2 million in the first quarter of 2017 compared to $0.1 million in the first quarter of 2016. The increase in interest expense was primarily due to higher average outstanding borrowings at a higher weighted average interest rate during the first quarter of 2017 compared to the prior year. Net loss attributable to Avalon Holdings Corporation common shareholders was $0.9 million, or $0.24 per share, in both the first quarter of 2017 and 2016.

Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to approximately $7.6 million in the first quarter of 2017 compared with $8.3 million in the first quarter of 2016. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business decreased to $7.1 million in the first quarter of 2017 from $7.7 million in the first quarter of 2016. This decrease was due to a decrease of $0.6 million, or a 25% decrease, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $1.9 million during the first quarter of 2017 compared with $2.5 million during the first quarter of 2016. In addition, net operating revenues relating to managerial, consulting and clerical services decreased to $0.2 million during the first quarter of 2017 compared to $0.5 million during the first quarter of 2016. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. The decreases noted above were partially offset by an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Such revenues increased approximately $0.3 million, or a 7% increase between periods. Net operating revenues related to continuous work were $5.0 million during the first quarter of 2017 compared to $4.7 million during the first quarter of 2016.

The net operating revenues of the captive landfill management operations were approximately $0.5 million in the first quarter of 2017 compared to $0.6 million in the first quarter of 2016. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells there were no operating revenues during the first quarter of 2017 and 2016. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

On September 5, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #1 injection well, and the Chief lifted the suspension for that well on September 18, 2014. On September 19, 2014, Avalon submitted information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections at the AWMS #2 injection well. To date, the Division has not responded to that plan despite Avalon’s requests for feedback.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission (the “Commission”) disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On March 11, 2015, an appeal hearing was held. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. Avalon appealed that decision in September 2015 to the Franklin County Court of Common Pleas, but that appeal was dismissed on a filing technicality. Avalon appealed the dismissal to the Ohio 10th Circuit Court of Appeals, which found the Commission erred in its filing of their decision. Following the Commission’s proper notice, Avalon appealed again to the Franklin County Court of Common Pleas (the “Court”).

On November 1, 2016 an appeal hearing was held in that Court. On December 23, 2016, the Court issued its Decision and Order in Avalon’s favor, and vacated the Commission’s decision. The Court found that the Division’s suspension and refusal to work with the Company for over 26 months was arbitrary and not in accordance with reason.  Subsequent to the ruling, and in accordance with the Court’s Decision and Order, both Avalon and the Division submitted their proposed restart plans to the Court. Avalon’s plan sets forth both the initial volumes and pressures and increases in volume and pressure while continuously monitoring seismicity and addressing the concerns of public health and safety.

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. No hearing date has been set, but the Company anticipates a hearing on the appeal will be held in late spring or early summer 2017.

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation. Discovery has been initiated in the case but no hearing date has been set.

Income before income taxes for the waste management services segment increased to approximately $0.5 million in the first quarter of 2017 compared with $0.4 million in the first quarter of 2016. Income before income taxes of the waste brokerage and management services business was approximately $0.6 million in the first quarter of 2017 compared to $0.5 million in the first quarter of 2016. The increase in income before income taxes was primarily attributable to the higher gross profit on the increased sales related to continuous work between periods. The gross margins associated with continuous work are typically higher than gross margins from event work and managerial, consulting and clerical services. The overall gross margin percentage of the waste brokerage and management services business was approximately 23% in the first quarter of 2017 compared to 18% in the first quarter of 2016. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the first quarter of 2017 and 2016. During both the first quarter of 2017 and 2016, the salt water injection wells incurred a loss before income taxes of $0.2 million. The loss was primarily due to depreciation expense recorded on the facility and to a lesser extent legal costs incurred relating to Avalon’s appeal process described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 14% to $3.1 million in the first quarter of 2017 compared with $2.7 million in the first quarter of 2016. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency.

Net operating revenues increased approximately $0.3 million between periods as a result of increased room rental revenue and food and beverage sales associated with The Avalon Inn. Net operating revenues also increased approximately $0.2 million between periods as a result of increased membership dues revenue. The increased net operating revenues noted above were partially offset by a decrease in food and beverage revenue of approximately $0.1 million relating to the golf courses and associated clubhouses between periods.

Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2017 and 2016. The net operating revenues from membership dues increased to $1.3 million during the first quarter of 2017 compared with $1.1 million in the first quarter of 2016 due to an increase in the average number of members and annual membership dues increase. The average number of members in the first quarter of 2017 was 4,714 compared with 4,373 in the prior period. In addition, during the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date.

The golf and related operations incurred a loss before income taxes of $0.6 million in the first quarter of 2017 compared with a loss before income taxes of $0.5 million in the first quarter of 2016. The change between periods was primarily due to an increase in salaries and other employee related costs as a result of an increase in the number of employees and increased depreciation expense. These increased expenses were partially offset by higher occupancy and associated room rates attributable to The Avalon Inn and an increase in membership dues revenue.

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

General Corporate Expenses

General corporate expenses were $0.8 million in both the first quarter of 2017 and 2016. In the first quarter of 2017, an increase in employee related costs were offset by a decrease in various corporate administrative expenses.

Interest Expense

Interest expense was $0.2 million in the first quarter of 2017 compared to $0.1 million in the first quarter of 2016. The increase in interest expense was primarily due to higher average outstanding borrowings at a higher weighted average interest rate during the first quarter of 2017 compared to the first quarter of the prior year. During the first quarter of 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.9 million in both the first quarter of 2017 and 2016. Avalon recorded a state income tax provision in both the first quarter of 2017 and 2016, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% for both the first quarter of 2017 and 2016. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. As such, Avalon’s income tax benefit in the first quarter of 2017 and 2016 were offset by a change in the valuation allowance. A valuation allowance has been provided when it is more likely than not that the deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On September 5, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #1 injection well, and the Chief lifted the suspension for that well on September 18, 2014. On September 19, 2014, Avalon submitted information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections at the AWMS #2 injection well. To date, the Division has not responded to that plan despite Avalon’s requests for feedback.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission (the “Commission”) disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On March 11, 2015, an appeal hearing was held. The Chief stated during the hearing that the suspension is only temporary, and that he expects that AWMS #2 will be allowed to inject once the state’s final policymaking is complete.

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. Avalon appealed that decision in September 2015 to the Franklin County Court of Common Pleas, but that appeal was dismissed on a filing technicality. Avalon appealed the dismissal to the Ohio 10th Circuit Court of Appeals, which found the Commission erred in its filing of their decision. Following the Commission’s proper notice, Avalon appealed again to the Franklin County Court of Common Pleas (the “Court”).

On November 1, 2016 an appeal hearing was held in that Court. On December 23, 2016, the Court issued its Decision and Order in Avalon’s favor, and vacated the Commission’s decision. The Court found that the Division’s suspension and refusal to work with the Company for over 26 months was arbitrary and not in accordance with reason.  Subsequent to the ruling, and in accordance with the Court’s Decision and Order, both Avalon and the Division submitted their proposed restart plans to the Court. Avalon’s plan sets forth both the initial volumes and pressures and increases in volume and pressure while continuously monitoring seismicity and addressing the concerns of public health and safety.

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. No hearing date has been set, but the Company anticipates a hearing on the appeal will be held in late spring or early summer 2017.

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the ODNR to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  On September 26, 2016, the ODNR filed a motion to dismiss Avalon’s Writ of Mandamus complaint. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation. Discovery has been initiated in the case but no hearing date has been set.

At December 31, 2016, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.3 million at December 31, 2016 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at March 31, 2017.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.1 million, the carrying value of the salt water injection wells.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2017, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The Company has not yet completed our final review of the impact relating to the adoption of the new revenue recognition guidance. While we continue to assess all potential impacts of the new revenue recognition standard, we are currently reviewing whether the principal versus agent consideration would change how we present revenue for the managerial, consulting and clerical services provided for a single customer for the waste management service segment. We are also continuing to review potential disclosures and our method of adoption in order to complete our evaluation. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. The Company will adopt the new revenue standard in its first quarter of 2018. Based on our preliminary assessment, we do not expect the new guidance will fundamentally change our revenue recognition policies, practices or systems.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for annual periods beginning after December 15, 2016. During the first quarter of 2017, the Company adopted ASU 2015-17. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. During the first quarter of 2017, the Company adopted ASU 2016-09. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. ASU 2016-13 is effective January 1, 2020, with early adoption permitted January 1, 2019. The adoption of this standard is not expected to have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this standard is not expected to have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  ASU 2016-18 will be effective January 1, 2018 and will impact the presentation of our statement of cash flows in the event that loan proceeds that were deposited into our project fund account are not fully utilized in 2017 to fund the renovation and expansion of The Avalon Inn.

The Company reviews new accounting standards as issued. The Company has considered all other recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at March 31, 2017, if market interest rates increased one percent, Avalon’s interest expense would increase approximately $0.1 million annually. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of legal proceedings.

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

On March 22, 2017, Avalon reported that on March 31, 2017, the Ohio 10th Circuit Court of Appeals granted a stay to the February 21, 2017 restart order which the Ohio Department of Natural Resource’s Division of Oil and Gas Resources Management (the “Division”) requested of the court.  The Ohio 10th Circuit Court of Appeals stay is in effect until such time as it is revoked or until the appellate court rules on the merits of the Division’s appeal of the February 21, 2017 order.

On April 25, 2017, Avalon reported that on April 25, 2017, Avalon amended its existing Line of Credit Agreement with Home Savings Bank increasing the available line of credit from $4.0 million to $5.0 million and extending the original maturity date of May 31, 2017 to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions.

On April 27, 2017, Avalon reported the voting results from the Annual Meeting held on April 27, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 12, 2017	By: /s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)