Form 10-Q
period 2017-06-30
AVALON HOLDINGS CORP
filed 2017-08-11
CIK 1061069

2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of August 4, 2017.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net operating revenues	$14,577	$15,642	$25,279	$26,641

Costs and expenses:
Costs of operations	11,644	12,688	20,497	22,111
Depreciation and amortization expense	761	693	1,509	1,379
Selling, general and administrative expenses	2,063	1,891	4,065	3,757
Operating income (loss)	109	370	(792)	(606)

Other income (expense):
Interest expense	(177)	(92)	(352)	(179)
Other income, net	109	89	186	161
Income (loss) before income taxes	41	367	(958)	(624)

Provision for income taxes	32	27	52	36
Net income (loss)	9	340	(1,010)	(660)

Less net loss attributable to non-controlling interest in subsidiary	(112)	(81)	(205)	(173)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$121	$421	$(805)	$(487)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.03	$0.11	$(0.21)	$(0.13)
Diluted net income (loss) per share	$0.03	$0.11	$(0.21)	$(0.13)

Weighted average shares outstanding - basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding - diluted	3,827	3,811	3,803	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,675	$2,299
Accounts receivable, less allowance for doubtful accounts of $229 in 2017 and $235 in 2016	9,899	11,349
Inventories	1,005	773
Prepaid expenses	310	462
Refundable income taxes	1	-
Other current assets	39	35
Total current assets	12,929	14,918

Property and equipment, net	43,721	43,971
Leased property under capital leases, net	6,435	6,035
Restricted cash	2,826	2,905
Noncurrent deferred tax asset	8	8
Other assets, net	82	61
Total assets	$66,001	$67,898

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$199	$112
Current portion of long-term debt	532	517
Accounts payable	6,652	9,387
Accrued payroll and other compensation	968	684
Accrued income taxes	-	48
Other accrued taxes	225	448
Deferred revenues	4,167	2,716
Other liabilities and accrued expenses	854	764
Total current liabilities	13,597	14,676

Long-term debt, net of current portion	11,024	11,294
Obligations under capital leases, net of current portion	907	452
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,960	58,953
Accumulated deficit	(21,055)	(20,250)
Total Avalon Holdings Corporation Shareholders' Equity	37,943	38,741
Non-controlling interest in subsidiary	2,430	2,635
Total equity	40,373	41,376
Total liabilities and equity	$66,001	$67,898

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2017
							Total Avalon	Non-controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2017	3,191	612	$32	$6	$58,953	$(20,250)	$38,741	$2,635	$41,376

Stock options - compensation costs	-	-	-	-	7	-	7	-	7

Net loss	-	-	-	-	-	(805)	(805)	(205)	(1,010)

Balance at June 30, 2017	3,191	612	$32	$6	$58,960	$(21,055)	$37,943	$2,430	$40,373

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016

Operating activities:
Net loss	$(1,010)	$(660)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,509	1,379
Amortization of debt issuance costs	10	6
Compensation costs - stock options	7	16
Deferred rental income	(43)	(43)
Provision for losses on accounts receivable	6	17
Change in operating assets and liabilities:
Accounts receivable	1,444	(1,711)
Inventories	(232)	(129)
Prepaid expenses	152	88
Refundable income taxes	(1)	27
Other assets	(18)	1
Accounts payable	(2,703)	365
Accrued payroll and other compensation	284	245
Accrued income taxes	(48)	-
Other accrued taxes	(223)	(38)
Deferred revenues	1,451	1,296
Other liabilities and accrued expenses	133	105
Net cash provided by operating activities	718	964

Investing activities:
Capital expenditures	(1,027)	(1,863)
Cash released from restriction	79	-
Net cash used in investing activities	(948)	(1,863)

Financing activities:
Borrowings under line of credit facilities	-	1,025
Payments of debt issuance costs	(42)	-
Principal payments on term loan facility	(265)	-
Principal payments on capital lease obligations	(87)	(30)
Net cash provided by (used in) financing activities	(394)	995

Increase (decrease) in cash and cash equivalents	(624)	96
Cash and cash equivalents at beginning of period	2,299	1,814
Cash and cash equivalents at end of period	$1,675	$1,910

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$-	$110
Significant non-cash investing and financing activities:
Capital lease obligations incurred	$630	$68

Cash paid during the period for interest	$343	$179
Cash paid during the period for income taxes	$104	$20

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2017, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The Company has not yet completed our final review of the impact relating to the adoption of the new revenue recognition guidance. We continue to assess all potential impacts the new revenue recognition standard has on our various revenue generating activities by reviewing contracts relating to our brokerage and management services and captive landfill management activities for our waste management services segment. We are currently assessing whether the principal versus agent consideration would change how we present revenue for these contracts. We are also reviewing ASU 2014-09 for our golf and related operations segment relating to our membership dues revenue. In addition, the Company is reviewing potential disclosures and our method of adoption in order to complete our evaluation. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. The Company will adopt the new revenue standard in its first quarter of 2018. Based on our preliminary assessment, we do not expect the new guidance will fundamentally change our revenue recognition policies, practices or systems.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. During the first quarter of 2017, the Company adopted ASU 2016-09. The adoption of this standard did not have a material impact on Avalon’s financial position, results of operations or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. ASU 2016-13 is effective January 1, 2020, with early adoption permitted January 1, 2019. The adoption of this standard is not expected to have a material impact on Avalon’s financial position, results of operations or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this standard is not expected to have a material impact on Avalon’s financial position, results of operations or financial statement disclosures.

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

Property and equipment at June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land and land improvements	$14,145	$14,118
Buildings and improvements	34,166	33,533
Machinery and equipment	9,110	9,015
Vehicles	445	445
Office furniture and fixtures	6,259	5,963
Construction in progress	421	479
	64,546	63,553
Less accumulated depreciation and amortization	(20,825)	(19,582)
Property and equipment, net	$43,721	$43,971

At June 30, 2017, the Company did not have any fixed contractual commitments for construction projects.

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

In addition to the Squaw Creek Country Club lease, the captive landfill operations lease a piece of equipment that was determined to be a capital lease. The amount capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to this asset was less than $0.1 million at June 30, 2017 and approximately $0.1 million at December 31, 2016.

During 2016 and 2017, the golf and related operations entered into leases for a vehicle and golf course maintenance equipment that were determined to be capital leases. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.9 million at June 30, 2017 and $0.3 million at December 31, 2016.

Leased property under capital leases at June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Leased property under capital leases	$11,447	$10,783
Less accumulated amortization	(5,012)	(4,748)
Leased property under capital leases, net	$6,435	$6,035

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

For the three months ended June 30, 2017 and 2016, the diluted weighted average number of shares outstanding was 3,826,920 and 3,811,391, respectively.

For the six months ended June 30, 2017 and 2016, the diluted per share amounts reported are equal to the basic per share amounts because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2017 and 2016 was 3,858,828 and 3,807,362, respectively.

Note 7. Term Loan and Line of Credit Agreements

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off the existing line of credit agreement and associated accrued interest with Home Savings Bank (formerly The Home Savings and Loan Company of Youngstown, Ohio), dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund future costs of renovating and expanding The Avalon Inn. At June 30, 2017 and December 31, 2016, the remaining proceeds of $2.8 million and $2.9 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2017 and December 31, 2016.

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

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at June 30, 2017 and December 31, 2016.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2017, the interest rate on the Line of Credit Agreement was 4.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at June 30, 2017 and December 31, 2016.

During the three and six months ended June 30, 2017, the weighted average interest rate on outstanding borrowings was 5.35%. During the three and six months ended June 30, 2016, the weighted average interest rate on outstanding borrowings was 3.75%.

Obligations under the Company’s debt agreements at June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,735	$(179)	$11,556
Less current portion	(551)	19	(532)
Long-term debt	$11,184	$(160)	$11,024

	December 31, 2016
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$12,000	$(189)	$11,811
Less current portion	(536)	19	(517)
Long-term debt	$11,464	$(170)	$11,294

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending June 30,
2018	$551
2019	581
2020	613
2021	646
2022	681
Thereafter	8,663
Total	$11,735

Note 8. Income Taxes

During the three month periods ended June 30, 2017 and 2016, net income attributable to Avalon Holdings Corporation shareholders was $0.1 million and $0.4 million, respectively. During the six month periods ended June 30, 2017 and 2016, net loss attributable to Avalon Holdings Corporation shareholders was $0.8 million and $0.5 million, respectively. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2017 and 2016, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% in both the three and six month periods ended June 30, 2017 and 2016. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 9. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at June 30, 2017. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following table is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2017	760,000	2.51	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2017	760,000	$2.51	$1.00
Options Vested	688,000
Exercisable at June 30, 2017	268,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $2,000 and $6,000 for the three months ended June 30, 2017 and 2016, respectively, and $7,000 and $16,000 for the six months ended June 30, 2017 and 2016, respectively, based upon the estimated grant date fair value calculations. As of June 30, 2017, there was approximately $34,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 7.62 years.

Note 10. Legal Matters

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations (See Note 13).

Note 11. Business Segment Information

In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” Using the criteria of FASB Accounting Standard Codification (“ASC”) 280 Segment Reporting, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous brokerage and management services to industrial, commercial, municipal and governmental customers, captive landfill management for an industrial customer and salt water injection well operations.

Avalon’s golf and related operations segment consists of three golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales. Revenue related to annual membership dues are recognized proportionately over the membership period. The unrecognized or deferred revenues relating to membership dues at June 30, 2017 and December 31, 2016 were $4.2 million and $2.7 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the six months ended June 30, 2017, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the six months ended June 30, 2016, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2016 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net operating revenues from:
Waste management services:
External customer revenues	$9,490	$10,756	$17,103	$19,032
Intersegment revenues	-	-	-	-
Total waste management services	9,490	10,756	17,103	19,032

Golf and related operations:
External customer revenues	5,087	4,886	8,176	7,609
Intersegment revenues	11	11	37	27
Total golf and related operations	5,098	4,897	8,213	7,636

Segment operating revenues	14,588	15,653	25,316	26,668
Intersegment eliminations	(11)	(11)	(37)	(27)
Total net operating revenues	$14,577	$15,642	$25,279	$26,641

Income (loss) before income taxes:
Waste management services	$685	$712	$1,228	$1,085
Golf and related operations	221	376	(376)	(140)
Segment income before income taxes	906	1,088	852	945
Corporate interest expense	(164)	(89)	(328)	(171)
Corporate other income, net	2	1	4	5
General corporate expenses	(703)	(633)	(1,486)	(1,403)
Income (loss) before income taxes	$41	$367	$(958)	$(624)

	June 30,	December 31,
	2017	2016
Identifiable assets:
Waste management services	$23,472	$25,015
Golf and related operations	47,126	44,728
Corporate	50,328	51,937
Subtotal	120,926	121,680
Elimination of intersegment receivables	(54,925)	(53,782)
Total	$66,001	$67,898

In comparing the total assets at June 30, 2017 with those at December 31, 2016, the decrease in total assets of the waste management services segment of $1.5 million is primarily a result of a decrease in accounts receivable and to a lesser extent a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.4 million is primarily due to golf course maintenance equipment acquired under capital lease agreements, capital expenditures related to the continued renovation and expansion of The Avalon Inn and an increase in accounts receivable related to membership dues partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of $1.6 million is primarily due to a decrease in cash and cash equivalents utilized for the renovation and expansion of The Avalon Inn and required monthly payments made on the term loan facility and a decrease in intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2017 and December 31, 2016, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Management Services, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. An appeal hearing is scheduled to occur in September 2017.

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

At December 31, 2016, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.3 million at December 31, 2016 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at June 30, 2017.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.0 million, the carrying value of the salt water injection wells at June 30, 2017.

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

Liquidity and Capital Resources

For the six months ended June 30, 2017, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the continued renovation and expansion of The Avalon Inn as described below.

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

During the six months ended June 30, 2017, Avalon incurred capital expenditures of $1.6 million of which $1.0 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and $0.6 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. During the six months ended June 30, 2016, Avalon incurred capital expenditures of $2.0 million and paid vendors $1.9 million for such expenditures which principally related to the renovation and expansion of The Avalon Inn. In 2017 and 2016, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and the addition of new restaurants, bars, extensive banquet and conference facilities. Avalon’s aggregate capital expenditures in 2017 are expected to be in the range of $3 million to $4 million, which will principally relate to the continued renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2017 and December 31, 2016.

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at June 30, 2017 and December 31, 2016.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2017, the interest rate on the Line of Credit Agreement was 4.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at June 30, 2017 and December 31, 2016.

During the three and six months ended June 30, 2017, the weighted average interest rate on outstanding borrowings was 5.35%. During the three and six months ended June 30, 2016, the weighted average interest rate on outstanding borrowings was 3.75%.

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

At June 30, 2017, there was a working capital deficit of $0.7 million compared to working capital of $0.2 million at December 31, 2016. Working capital was negatively impacted primarily by a decrease in cash and cash equivalents and accounts receivable and an increase in deferred revenues related to membership dues. This decrease in working capital was partially offset by a decrease in accounts payable.

Accounts receivable decreased to $9.9 million at June 30, 2017 compared with $11.3 million at December 31, 2016. The decrease was primarily the result of decreased sales related to the waste management services segment in the second quarter of 2017 compared to the fourth quarter of 2016 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $9.5 million in the second quarter of 2017 compared to $11.7 million in the fourth quarter of 2016. The decrease in accounts receivable noted above was partially offset by an increase in accounts receivable related to The Avalon Golf and Country Club attributable to timing of annual membership renewals and an increase in membership rates. Accounts receivable related to membership dues were $3.1 million at June 30, 2017 compared to $1.4 million at December 31, 2016.

Accounts payable decreased to $6.7 million at June 30, 2017 compared with $9.4 million at December 31, 2016. The decrease in accounts payable is primarily due to a decrease in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the decrease in net operating revenues in the second quarter of 2017 compared to the fourth quarter of 2016 and the associated timing of those vendor payments in the ordinary course of business. The decrease in accounts payable noted above was partially offset by increased payables as a result of the increased net operating revenues of the golf and related operations segment and the associated amounts due to vendors during the golf season.

The increase in deferred revenues at June 30, 2017 compared with December 31, 2016 is a result of an increase in membership dues rates and associated timing of annual membership renewals. During the third quarter of 2016, annual membership dues rates were increased. Revenues related to annual membership dues are recognized proportionately over the membership term. Deferred revenues related to membership dues increased to $4.2 million at June 30, 2017 compared with $2.7 million at December 31, 2016.

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

Performance in the second quarter of 2017 compared with the second quarter of 2016

Overall Performance

Net operating revenues decreased 7% to $14.6 million in the second quarter of 2017 compared with $15.6 million in the second quarter of 2016. This decrease was due to a decrease of $1.2 million, or a 12% decrease, in net operating revenues of the waste management services segment partially offset by an increase of $0.2 million, or a 4% increase, in net operating revenues of the golf and related operations segment when compared to the same period in the prior year. Costs of operations decreased to $11.6 million in the second quarter of 2017 compared with $12.7 million in the second quarter of 2016. The decrease in the cost of operations between periods is primarily due to the decreased net operating revenues between periods for the waste management services segment as these costs vary directly with the associated net operating revenues. The decrease in cost of operations was partially offset by an increase in salaries and other employee related costs as a result of an increase in the number of employees of the golf and related operations segment. Depreciation and amortization expense was approximately $0.8 million in the second quarter of 2017 compared to $0.7 million in the second quarter of 2016. The increase is primarily attributable to depreciation expense associated with The Avalon Inn. Consolidated selling, general and administrative expenses were $2.1 million in the second quarter of 2017 compared to $1.9 million in the second quarter of 2016. The increase in selling, general and administrative costs was primarily due to increased employee related costs. Interest expense was $0.2 million in the second quarter of 2017 compared to $0.1 million in the second quarter of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the second quarter of 2017 compared to the prior year. Net income attributable to Avalon Holdings Corporation common shareholders was $0.1 million, or $0.03 per share, in the second quarter of 2017 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.4 million, or $0.11 per share.

Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased approximately 12% to $9.5 million in the second quarter of 2017 compared with $10.7 million in the second quarter of 2016. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business decreased to $8.9 million in the second quarter of 2017 from $10.2 million in the second quarter of 2016. This decrease was primarily due to a decrease of $1.9 million, or a 35% decrease, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $3.4 million during the second quarter of 2017 compared with $5.3 million during the second quarter of 2016. In addition, net operating revenues related to managerial, consulting and clerical services decreased to $0.3 million during the second quarter of 2017 compared to $0.5 million during the second quarter of 2016. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. The decreases noted above were partially offset by an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased approximately $0.8 million, or a 19% increase between periods. Net operating revenues related to continuous work were $5.2 million during the second quarter of 2017 compared to $4.4 million during the second quarter of 2016.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in the second quarter of 2017 compared to $0.5 million in the second quarter of 2016. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells there were no operating revenues during the second quarter of 2017 and 2016. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. An appeal hearing is scheduled to occur in September 2017.

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

Income before income taxes for the waste management services segment was approximately $0.7 million in both the second quarter of 2017 and 2016. Income before income taxes of the waste brokerage and management services business was approximately $0.8 million in both the second quarter of 2017 and 2016. The gross margins associated with continuous work are typically higher than gross margins from event work and managerial, consulting and clerical services, and although total net operating revenues for the waste management services segment decreased $1.2 million between periods, the higher gross profit generated on the increased net operating revenues related to continuous work between periods offset the lower gross profit generated from the decreased event work net operating revenues between periods. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the second quarter of 2017 compared to 17% in the second quarter of 2016. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the second quarter of 2017 and 2016. During both the second quarter of 2017 and 2016, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million. The loss was primarily due to depreciation expense recorded on the facility and to a lesser extent legal costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 4% to $5.1 million in the second quarter of 2017 compared with $4.9 million in the second quarter of 2016. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency.

Net operating revenues increased approximately $0.4 million between periods as a result of increased room rental revenue and food and beverage sales associated with The Avalon Inn. Net operating revenues also increased approximately $0.2 million between periods as a result of increased membership dues revenue. The increased net operating revenues noted above were partially offset by a decrease in greens fees, cart rentals, merchandise and food and beverage revenue of approximately $0.3 million relating to the golf courses and associated clubhouses between periods.

The net operating revenues from membership dues increased to $1.3 million during the second quarter of 2017 compared with $1.1 million in the second quarter of 2016 primarily due to an increase in annual membership dues. During the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date. The average number of members during the second quarter of 2017 was 4,678 compared to 4,648 in the same period in the prior year.

Income before income taxes for the golf and related operations was approximately $0.2 million in the second quarter of 2017 compared with net income before income taxes of $0.4 million in the second quarter of 2016. The change between periods was primarily due to an increase in salaries and other employee related costs as a result of an increase in the number of employees and increased depreciation expense. These increased expenses were partially offset by higher occupancy and associated room rates attributable to The Avalon Inn and an increase in membership dues revenue noted above.

General Corporate Expenses

General corporate expenses were $0.7 million in the second quarter of 2017 compared to $0.6 million in the second quarter of 2016. The increase in general corporate expenses is primarily due to higher employee related costs.

Interest Expense

Interest expense was $0.2 million in the second quarter of 2017 compared to $0.1 million in the second quarter of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the second quarter of 2017 compared to the second quarter of the prior year. During the second quarter of 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.1 million in the second quarter of 2017 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.4 million in the second quarter of 2016. Avalon recorded a state income tax provision in both the second quarter of 2017 and 2016, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% for both the second quarter of 2017 and 2016. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. As such, Avalon’s income tax on the income before taxes in the second quarter of 2017 and 2016 were offset by a change in the valuation allowance. A valuation allowance has been provided when it is more likely than not that the deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2017 compared with the first six months of 2016

Overall Performance

Net operating revenues decreased 5% to $25.3 million in the first six months of 2017 compared with $26.6 million in the first six months of 2016. This decrease was due to a decrease of $1.9 million, or a 10% decrease, in net operating revenues of the waste management services segment partially offset by an increase of $0.6 million, or an 8% increase, in net operating revenues of the golf and related operations segment when compared to the same period in the prior year. Costs of operations decreased to $20.5 million in the first six months of 2017 compared with $22.1 million in the first six months of 2016. The decrease in the cost of operations between periods is primarily due to the decreased net operating revenues between periods for the waste management services segment as these costs vary directly with the associated net operating revenues. The decrease in cost of operations was partially offset by an increase in salaries and other employee related costs as a result of an increase in the number of employees of the golf and related operations segment. Depreciation and amortization expense was approximately $1.5 million in the first six months of 2017 compared to $1.4 million in the first six months of 2016. The increase is primarily attributable to depreciation expense associated with The Avalon Inn. Consolidated selling, general and administrative expenses were $4.1 million in the first six months of 2017 compared to $3.8 million in the first six months of 2016. The increase in selling, general and administrative costs was primarily due to increased employee related costs. Interest expense was $0.4 million in the first six months of 2017 compared to $0.2 million in the first six months of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the first six months of 2017 compared to the prior year. Net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.21 per share, in the first six months of 2017 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.5 million, or $0.13 per share.

Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased approximately 10% to $17.1 million in the first six months of 2017 compared with $19.0 million in the first six months of 2016.

The net operating revenues of the waste brokerage and management services business decreased to $16.0 million in the first six months of 2017 from $17.9 million in the first six months of 2016. This decrease was primarily due to a decrease of $2.5 million, or a 32% decrease, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $5.3 million during the first six months of 2017 compared with $7.8 million during the first six months of 2016. In addition, net operating revenues related to managerial, consulting and clerical services decreased to $0.4 million during the first six months of 2017 compared to $1.0 million during the first six months of 2016. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. The decreases noted above were partially offset by an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased approximately $1.2 million, or a 13% increase between periods. Net operating revenues related to continuous work were $10.3 million during the first six months of 2017 compared to $9.1 million during the first six months of 2016.

The net operating revenues of the captive landfill management operations were approximately $1.1 million in both the first six months of 2017 and 2016. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells noted above, there were no operating revenues during the first six months of 2017 and 2016.

Income before income taxes for the waste management services segment increased to approximately $1.2 million in the first six months of 2017 compared to $1.1 million in the first six months of 2016. Income before income taxes of the waste brokerage and management services business was approximately $1.4 million in the first six months of 2017 compared to $1.2 million in the first six months of 2016. The gross margins associated with continuous work are typically higher than gross margins from event work and managerial, consulting and clerical services, and although total net operating revenues for the waste management services segment decreased $1.9 million between periods, the higher gross profit generated on the increased net operating revenues related to continuous work between periods offset the lower gross profit generated from the decreased event work net operating revenues between periods. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first six months of 2017 compared to 18% in the first six months of 2016. Income before income taxes of the captive landfill operations was approximately $0.2 million in both the first six months of 2017 and 2016. During the first six months of 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.4 million compared to a loss before income taxes of $0.3 million in the first six months of 2016. The loss was primarily due to depreciation expense recorded on the facility and to a lesser extent legal costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 8% to $8.2 million in the first six months of 2017 compared with $7.6 million in the first six months of 2016.

Net operating revenues increased approximately $0.7 million between periods as a result of increased room rental revenue and food and beverage sales associated with The Avalon Inn. Net operating revenues also increased approximately $0.3 million between periods as a result of increased membership dues revenue. The increased net operating revenues noted above were partially offset by a decrease in greens fees, cart rentals, merchandise and food and beverage revenue of approximately $0.4 million relating to the golf courses and associated clubhouses between periods.

Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2017 and 2016. The net operating revenues from membership dues increased to $2.6 million during the first six months of 2017 compared with $2.3 million in the first six months of 2016 due to both an increase in the average number of members and increased annual membership dues. The average number of members during the first six months of 2017 was 4,700 compared with 4,511 in the comparable prior period. During the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date.

The golf and related operations incurred a loss before income taxes of $0.4 million in the first six months of 2017 compared with a net loss before income taxes of $0.1 million in the first six months of 2016. The change between periods was primarily due to an increase in salaries and other employee related costs as a result of an increase in the number of employees and increased depreciation expense. These increased expenses were partially offset by higher occupancy and associated room rates attributable to The Avalon Inn and an increase in membership dues revenue noted above.

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

General Corporate Expenses

General corporate expenses were $1.5 million in the first six months of 2017 compared to $1.4 million in the first six months of 2016. The increase in general corporate expenses is primarily due to higher employee related costs.

Interest Expense

Interest expense was $0.4 million in the first six months of 2017 compared to $0.2 million in the first six months of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the first six months of 2017 compared to the first six months of the prior year. During the first six months of 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million in the first six months of 2017 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.5 million in the first six months of 2016. Avalon recorded a state income tax provision in both the first six months of 2017 and 2016, which was related entirely to the waste management and brokerage operations. Excluding the effect of this state tax provision, Avalon’s overall effective tax rate was 0% for both the first six months of 2017 and 2016. The overall effective tax rate is different than statutory rates primarily due to a change in the valuation allowance. As such, Avalon’s income tax benefit on the loss before taxes in the first six months of 2017 and 2016 were offset by a change in the valuation allowance. A valuation allowance has been provided when it is more likely than not that the deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. An appeal hearing is scheduled to occur in September 2017.

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

At December 31, 2016, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.3 million at December 31, 2016 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at June 30, 2017.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $4.0 million, the carrying value of the salt water injection wells at June 30, 2017.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2017, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. The Company has not yet completed our final review of the impact relating to the adoption of the new revenue recognition guidance. We continue to assess all potential impacts the new revenue recognition standard has on our various revenue generating activities by reviewing contracts relating to our brokerage and management services and captive landfill management activities for our waste management services segment. We are currently assessing whether the principal versus agent consideration would change how we present revenue for these contracts. We are also reviewing ASU 2014-09 for our golf and related operations segment relating to our membership dues revenue. In addition, the Company is reviewing potential disclosures and our method of adoption in order to complete our evaluation. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. The Company will adopt the new revenue standard in its first quarter of 2018. Based on our preliminary assessment, we do not expect the new guidance will fundamentally change our revenue recognition policies, practices or systems.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. During the first quarter of 2017, the Company adopted ASU 2016-09. The adoption of this standard did not have a material impact on Avalon’s financial position, results of operations or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. ASU 2016-13 is effective January 1, 2020, with early adoption permitted January 1, 2019. The adoption of this standard is not expected to have a material impact on Avalon’s financial position, results of operations or financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this standard is not expected to have a material impact on Avalon’s financial position, results of operations or financial statement disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at June 30, 2017, if market interest rates increased one percent, Avalon’s interest expense would increase approximately $0.1 million annually. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 11, 2017	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)