Form 10-K/A
period 2016-12-31
AVALON HOLDINGS CORP
filed 2017-08-31
CIK 1061069

2016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A

(Amendment No. 1)

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

Yes           No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Amendment No. 1 to Form 10-K

Year Ended December 31, 2016

Explanatory Note

The sole purpose of this Amendment No 1 (this “Amendment”) to Avalon Holdings Corporation (“Avalon” or the “Company”) Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017, is to revise Item 9A. Controls and Procedures of our filing to provide management’s conclusion as to whether disclosure controls and procedures were effective as of December 31, 2016.

Except for the item described above, none of the information contained in the original filing of Form 10-K has been updated, modified or revised. This Amendment also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify disclosures that may be affected by subsequent events.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

TABLE OF CONTENTS

Page

PART II

ITEM 9A. Controls and Procedures	4

Signatures	5

PART II

item 9A. controls and procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2016 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 40 of our 2016 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of August, 2017.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 31st day of August, 2017.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ Bryan P. Saksa	Chief Financial Officer, Treasurer, Secretary and Director
Bryan P. Saksa

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ David G. Bozanich	Director
David G. Bozanich

EXHIBIT INDEX

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

* Filed herewith