Form 10-Q
period 2017-09-30
AVALON HOLDINGS CORP
filed 2017-11-09
CIK 1061069

2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 3, 2017.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net operating revenues:
Waste management services	$10,831	$13,593	$27,934	$32,625

Food, beverage and merchandise sales	2,326	2,354	5,702	5,605
Other golf and related operations	3,207	3,186	8,007	7,544
Total golf and related operations	5,533	5,540	13,709	13,149

Total net operating revenues	16,364	19,133	41,643	45,774

Costs and expenses:
Waste management services operating costs	8,792	11,295	22,219	26,901
Cost of food, beverage and merchandise	970	997	2,484	2,456
Golf and related operations operating costs	3,090	3,204	8,646	8,250
Depreciation and amortization expense	747	714	2,256	2,093
Selling, general and administrative expenses	2,240	2,108	6,305	5,865
Operating income (loss)	525	815	(267)	209

Other income (expense):
Interest expense	(176)	(94)	(528)	(273)
Other income, net	50	57	236	218
Income (loss) before income taxes	399	778	(559)	154

Provision for income taxes	29	43	81	79
Net income (loss)	370	735	(640)	75

Less net loss attributable to non-controlling interest in subsidiary	(177)	(71)	(382)	(244)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$547	$806	$(258)	$319

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.14	$0.21	$(0.07)	$0.08
Diluted net income (loss) per share	$0.14	$0.21	$(0.07)	$0.08

Weighted average shares outstanding - basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding - diluted	3,817	3,893	3,803	3,836

 See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,615	$2,299
Accounts receivable, less allowance for doubtful accounts of $238 in 2017 and $235 in 2016	10,839	11,349
Inventories	925	773
Prepaid expenses	576	462
Other current assets	39	35
Total current assets	13,994	14,918

Property and equipment, net	43,575	43,971
Leased property under capital leases, net	6,370	6,035
Restricted cash	2,826	2,905
Noncurrent deferred tax asset	8	8
Other assets, net	65	61
Total assets	$66,838	$67,898

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$186	$112
Current portion of long-term debt	539	517
Accounts payable	8,215	9,387
Accrued payroll and other compensation	984	684
Accrued income taxes	7	48
Other accrued taxes	296	448
Deferred revenues	3,262	2,716
Other liabilities and accrued expenses	801	764
Total current liabilities	14,290	14,676

Long-term debt, net of current portion	10,887	11,294
Obligations under capital leases, net of current portion	815	452
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,963	58,953
Accumulated deficit	(20,508)	(20,250)
Total Avalon Holdings Corporation Shareholders' Equity	38,493	38,741
Non-controlling interest in subsidiary	2,253	2,635
Total equity	40,746	41,376
Total liabilities and equity	$66,838	$67,898

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2017

							Total Avalon	Non-controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2017	3,191	612	$32	$6	$58,953	$(20,250)	$38,741	$2,635	$41,376

Stock options - compensation costs	-	-	-	-	10	-	10	-	10

Net loss	-	-	-	-	-	(258)	(258)	(382)	(640)

Balance at September 30, 2017	3,191	612	$32	$6	$58,963	$(20,508)	$38,493	$2,253	$40,746

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016

Operating activities:
Net income (loss)	$(640)	$75
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	2,256	2,093
Amortization of debt issuance costs	16	10
Compensation costs - stock options	10	22
Deferred rental income	(50)	(66)
Provision for losses on accounts receivable	17	30
Change in operating assets and liabilities:
Accounts receivable	493	(4,188)
Inventories	(152)	(33)
Prepaid expenses	(114)	(91)
Refundable income taxes	-	33
Other assets	(4)	6
Accounts payable	(1,237)	2,091
Accrued payroll and other compensation	300	127
Accrued income taxes	(41)	21
Other accrued taxes	(152)	(4)
Deferred revenues	546	872
Other liabilities and accrued expenses	87	228
Net cash provided by operating activities	1,335	1,226

Investing activities:
Capital expenditures	(1,464)	(2,408)
Cash released from restriction	79	-
Net cash used in investing activities	(1,385)	(2,408)

Financing activities:
Borrowings under line of credit facilities	-	1,025
Payments of debt issuance costs	(42)	(5)
Principal payments on term loan facility	(399)	-
Principal payments on capital lease obligations	(193)	(48)
Net cash provided by (used in) financing activities	(634)	972

Decrease in cash and cash equivalents	(684)	(210)
Cash and cash equivalents at beginning of period	2,299	1,814
Cash and cash equivalents at end of period	$1,615	$1,604

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$97	$95
Significant non-cash investing and financing activities:
Capital lease obligations incurred	$630	$68

Cash paid during the period for interest	$512	$263
Cash paid during the period for income taxes	$122	$25

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2017, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Presentation Revision

During the quarter ended September 30, 2017, to comply with SEC Regulation S-X, Rule 5-03, the Company revised its presentation of net operating revenues and associated operating costs separately for all significant revenue types, consisting of our waste management services as well as food, beverage and merchandise sales and other golf operations, each within our golf and related operations segment in our unaudited Condensed Consolidated Statements of Operations.  The Company determined that this revision is not material to any prior period and has reflected this revision in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016.  This presentation did not affect total revenue, total costs and expenses, operating income (loss), net income (loss) or net income (loss) attributable to Avalon Holdings Corporation common shareholders.

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

The Company has reviewed the terms and conditions contained its contracts with customers relating to our brokerage and management services and captive landfill management activities for our waste management services segment. The Company is considering the terms and conditions of the contracts and the all-inclusive pricing for the service contained in those contracts in order to determine whether the waste management services provided to the customer meets the criteria to be accounted for under the series guidance. The Company also assessed whether the principal versus agent consideration would change how the Company presents revenue for these contracts. Under the contracts, the Company is primarily responsible for fulfilling the service and controls the service prior to transferring it to the customer. Based on our assessment, the Company is acting as the principal and primary obligor under the contracts, and should recognize revenue in the gross amount of consideration which it expects to be entitled in exchange for the service provided.

The Company also reviewed ASU 2014-09 for our golf and related operations segment relating to our annual membership contracts. Based on review of the contracts, we expect to recognize membership dues over the membership term. As a practical expedient, the Company applied this guidance to the whole portfolio of annual membership contracts as all contracts have similar characteristics. The Company reasonably expects that the effect on the financial statements of applying this guidance to the portfolio of all membership contracts does not differ from applying this guidance to each individual contract.

The Company will adopt the new revenue standard in its first quarter of 2018. The Company expects to finalize our analysis in the fourth quarter. The Company plans to use the modified retrospective approach adoption method and, based on our analysis to date, does not believe there will be a material impact to the Company’s consolidated revenues upon adoption. However, the Company will present expanded disclosure in accordance with the requirements of the standard. The Company is currently evaluating those additional disclosures required as a result of the adoption of this guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently reviewing its agreements for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases and evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  ASU 2016-18 will be effective January 1, 2018 and will impact the presentation of our statement of cash flows for the remaining loan proceeds deposited into our project fund account that are not utilized in 2017 to fund the renovation and expansion of The Avalon Inn.

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

Property and equipment at September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land and land improvements	$14,179	$14,118
Buildings and improvements	34,234	33,533
Machinery and equipment	9,126	9,015
Vehicles	445	445
Office furniture and fixtures	6,309	5,963
Construction in progress	720	479
	65,013	63,553
Less accumulated depreciation and amortization	(21,438)	(19,582)
Property and equipment, net	$43,575	$43,971

At September 30, 2017, the Company did not have any fixed contractual commitments for construction projects.

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

During 2016 and 2017, the golf and related operations entered into leases for a vehicle and golf course maintenance equipment that were determined to be capital leases. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.8 million at September 30, 2017 and $0.3 million at December 31, 2016.

Leased property under capital leases at September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Leased property under capital leases	$11,515	$10,783
Less accumulated amortization	(5,145)	(4,748)
Leased property under capital leases, net	$6,370	$6,035

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

For the three months ended September 30, 2017 and 2016, the diluted weighted average number of shares outstanding was 3,816,726 and 3,892,799, respectively.

For the nine months ended September 30, 2017, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2017 was 3,844,639. For the nine months ended September 30, 2016, the diluted weighted average number of common shares outstanding was 3,836,048.

Note 7. Term Loan and Line of Credit Agreements

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off the existing line of credit agreement and associated accrued interest with Home Savings Bank (formerly The Home Savings and Loan Company of Youngstown, Ohio), dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund future costs of renovating and expanding The Avalon Inn. At September 30, 2017 and December 31, 2016, the remaining proceeds of $2.8 million and $2.9 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at September 30, 2017 and December 31, 2016.

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

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at September 30, 2017 and December 31, 2016.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2017, the interest rate on the Line of Credit Agreement was 4.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at September 30, 2017 and December 31, 2016.

During the three and nine months ended September 30, 2017, the weighted average interest rate on outstanding borrowings was 5.35%. During the three and nine months ended September 30, 2016, the weighted average interest rate on outstanding borrowings was 3.75%.

Obligations under the Company’s debt agreements at September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,601	$(175)	$11,426
Less current portion	(558)	19	(539)
Long-term debt	$11,043	$(156)	$10,887

	December 31, 2016
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$12,000	$(189)	$11,811
Less current portion	(536)	19	(517)
Long-term debt	$11,464	$(170)	$11,294

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending September 30,
2018	$558
2019	589
2020	621
2021	655
2022	691
Thereafter	8,487
Total	$11,601

Note 8. Income Taxes

During the three month periods ended September 30, 2017 and 2016, net income attributable to Avalon Holdings Corporation shareholders was $0.5 million and $0.8 million, respectively. During the nine month period ended September 30, 2017, net loss attributable to Avalon Holdings Corporation shareholders was $0.3 million compared with net income attributable to Avalon Holdings Corporation shareholders of $0.3 million during the nine month period ended September 30, 2016. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2017 and 2016, which was related entirely to the waste management and brokerage operations. The effective state tax rate related to the waste management and brokerage operations was approximately 7% in both the three and nine month periods ended September 30, 2017 and 2016. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 9. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at September 30, 2017. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors.

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

The following table is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2017	760,000	2.51	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2017	760,000	$2.51	$1.00
Options Vested	688,000
Exercisable at September 30, 2017	268,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $3,000 and $6,000 for the three months ended September 30, 2017 and 2016, respectively, and $10,000 and $22,000 for the nine months ended September 30, 2017 and 2016, respectively, based upon the estimated grant date fair value calculations. As of September 30, 2017, there was approximately $32,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 7.08 years.

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

Avalon’s golf and related operations segment consists of three golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales. Revenue related to annual membership dues are recognized proportionately over the membership period. The unrecognized or deferred revenues relating to membership dues at September 30, 2017 and December 31, 2016 were $3.3 million and $2.7 million, respectively.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For the nine months ended September 30, 2017, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the nine months ended September 30, 2016, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2016 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net operating revenues from:
Waste management services:
External customer revenues	$10,831	$13,593	$27,934	$32,625
Intersegment revenues	-	-	-	-
Total waste management services	10,831	13,593	27,934	32,625

Golf and related operations:
External customer revenues	5,533	5,540	13,709	13,149
Intersegment revenues	12	23	49	50
Total golf and related operations	5,545	5,563	13,758	13,199

Segment operating revenues	16,376	19,156	41,692	45,824
Intersegment eliminations	(12)	(23)	(49)	(50)
Total net operating revenues	$16,364	$19,133	$41,643	$45,774

Income (loss) before income taxes:
Waste management services	$624	$950	$1,852	$2,035
Golf and related operations	674	608	298	468
Segment income before income taxes	1,298	1,558	2,150	2,503
Corporate interest expense	(162)	(89)	(490)	(260)
Corporate other income, net	2	2	6	7
General corporate expenses	(739)	(693)	(2,225)	(2,096)
Income (loss) before income taxes	$399	$778	$(559)	$154

	September 30,	December 31,
	2017	2016
Identifiable assets:
Waste management services	$25,890	$25,015
Golf and related operations	46,023	44,728
Corporate	49,972	51,937
Subtotal	121,885	121,680
Elimination of intersegment receivables	(55,047)	(53,782)
Total	$66,838	$67,898

In comparing the total assets at September 30, 2017 with those at December 31, 2016, the increase in total assets of the waste management services segment of $0.9 million is primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in accounts receivable and to a lesser extent a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells. The increase in total assets of the golf and related operations segment of $1.3 million is primarily due to golf course maintenance equipment acquired under capital lease agreements, capital expenditures related to the continued renovation and expansion of The Avalon Inn and an increase in accounts receivable related to membership dues partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of $2.0 million is primarily due to a decrease in intersegment transactions, which are eliminated in consolidation, and to a lesser extent a decrease in cash and cash equivalents utilized for the renovation and expansion of The Avalon Inn and required monthly payments made on the term loan facility.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2017 and December 31, 2016, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Management Services, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held. The Company is currently awaiting judgment from the court. In the event the suspension order is lifted, Avalon will make preparations for restarting the well and opening the facility in accordance with the restart plans. In the event that the temporary suspension is not lifted by the Ohio 10th Circuit Court of Appeals, Avalon will continue to appeal until a favorable ruling lifting the temporary suspension is received.

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

At December 31, 2016, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.3 million at December 31, 2016 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at September 30, 2017.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.8 million, the carrying value of the salt water injection wells at September 30, 2017.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2017, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the continued renovation and expansion of The Avalon Inn as described below.

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

During the nine months ended September 30, 2017, Avalon incurred capital expenditures of $2.2 million of which $1.5 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and $0.6 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. During the nine months ended September 30, 2016, Avalon incurred capital expenditures of $2.5 million and paid vendors $2.4 million for such expenditures which principally related to the renovation and expansion of The Avalon Inn. In 2017 and 2016, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and the addition of new restaurants, bars, extensive banquet and conference facilities. Avalon’s aggregate capital expenditures in 2017 are expected to be in the range of $2.5 million to $3.0 million, which will principally relate to the continued renovation and expansion of The Avalon Inn, building improvements and equipment purchases.

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at September 30, 2017 and December 31, 2016.

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at September 30, 2017 and December 31, 2016.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2017, the interest rate on the Line of Credit Agreement was 4.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at September 30, 2017 and December 31, 2016.

During the three and nine months ended September 30, 2017, the weighted average interest rate on outstanding borrowings was 5.35%. During the three and nine months ended September 30, 2016, the weighted average interest rate on outstanding borrowings was 3.75%.

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

At September 30, 2017, there was a working capital deficit of $0.3 million compared with working capital of $0.2 million at December 31, 2016. Working capital was negatively impacted primarily by a decrease in cash and cash equivalents and accounts receivable and an increase in deferred revenues related to membership dues. This decrease in working capital was partially offset by a decrease in accounts payable.

Accounts receivable decreased to $10.8 million at September 30, 2017 compared with $11.3 million at December 31, 2016. The decrease was primarily the result of decreased sales related to the waste management services segment in the third quarter of 2017 compared with the fourth quarter of 2016 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $10.8 million in the third quarter of 2017 compared with $11.7 million in the fourth quarter of 2016. The decrease in accounts receivable noted above was partially offset by an increase in accounts receivable related to The Avalon Golf and Country Club attributable to timing of annual membership renewals and an increase in membership rates.

Accounts payable decreased to $8.2 million at September 30, 2017 compared with $9.4 million at December 31, 2016. The decrease in accounts payable is primarily due to a decrease in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the decrease in net operating revenues in the third quarter of 2017 compared with the fourth quarter of 2016 and the associated timing of those vendor payments in the ordinary course of business.

Accrued payroll and other compensation increased to $1.0 million at September 30, 2017 compared with $0.7 million at December 31, 2016. The increase of $0.3 million was primarily the result of the timing of payment of certain accrued bonuses.

The increase in deferred revenues at September 30, 2017 compared with December 31, 2016 is a result of an increase in membership dues rates and associated timing of annual membership renewals. During the third quarter of 2016, annual membership dues rates were increased. Revenues related to annual membership dues are recognized proportionately over the membership term. Deferred revenues related to membership dues increased to $3.3 million at September 30, 2017 compared with $2.7 million at December 31, 2016.

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

Performance in the third quarter of 2017 compared with the third quarter of 2016

Overall Performance

Net operating revenues decreased to approximately $16.3 million in the third quarter of 2017 compared with $19.1 million in the third quarter of 2016. This decrease was due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $10.8 million in the third quarter of 2017 compared with $13.6 million in the third quarter of 2016. Net operating revenues of the golf and related operations segment were approximately $5.5 million in both the third quarter of 2017 and 2016.

Costs of operations related to the waste management segment decreased to $8.8 million in the third quarter of 2017 compared with $11.3 million in the third quarter of 2016. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment decreased to $4.1 million in the third quarter of 2017 compared with $4.2 million in the third quarter of 2017. The decrease was primarily a result of lower employee related costs.

Depreciation and amortization expense was approximately $0.7 million in both the third quarter of 2017 and 2016.

Consolidated selling, general and administrative expenses were $2.2 million in the third quarter of 2017 compared with $2.1 million in the third quarter of 2016. The increase in selling, general and administrative costs was primarily due to increased legal costs incurred relating to Avalon’s appeal and mandamus processes associated with the Company’s salt water injection wells further described below.

Interest expense was $0.2 million in the third quarter of 2017 compared with $0.1 million in the third quarter of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the third quarter of 2017 compared with the third quarter of 2016.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.5 million, or $0.14 per share, in the third quarter of 2017 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.8 million, or $0.21 per share, in the third quarter of 2016.

 Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased approximately 20% to $10.8 million in the third quarter of 2017 compared with $13.6 million in the third quarter of 2016. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business decreased to $10.2 million in the third quarter of 2017 from $13.1 million in the third quarter of 2016. This decrease was primarily due to a decrease of $3.3 million, or a 42% decrease, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $4.6 million during the third quarter of 2017 compared with $7.9 million during the third quarter of 2016. The decrease noted above was partially offset by an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased approximately $0.2 million, or a 4% increase between periods. Net operating revenues related to continuous work were $5.0 million during the third quarter of 2017 compared with $4.8 million during the third quarter of 2016. In addition, net operating revenues related to managerial, consulting and clerical services increased to $0.6 million during the third quarter of 2017 compared with $0.4 million during the third quarter of 2016. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in the third quarter of 2017 compared with $0.5 million in the third quarter of 2016. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells there were no operating revenues during the third quarter of 2017 and 2016. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held. The Company is currently awaiting judgment from the court. In the event the suspension order is lifted, Avalon will make preparations for restarting the well and opening the facility in accordance with the restart plans. In the event that the temporary suspension is not lifted by the Ohio 10th Circuit Court of Appeals, Avalon will continue to appeal until a favorable ruling lifting the temporary suspension is received.

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

Costs of operations related to the waste management segment decreased $2.5 million, or 22%, to $8.8 million in the third quarter of 2017 compared with $11.3 million in the third quarter of 2016. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues between periods as these costs vary directly with the associated net operating revenues.

Income before income taxes for the waste management services segment decreased to $0.6 million in the third quarter of 2017 compared with $1.0 million in the third quarter of 2016. Income before income taxes of the waste brokerage and management services business was approximately $0.8 million in the third quarter of 2017 compared with $1.0 million in the third quarter of 2016. The gross margins associated with continuous work are typically higher than gross margins from event work and managerial, consulting and clerical services, and although total net operating revenues for the waste brokerage and management services business decreased $2.9 million between periods, the higher gross profit generated on the net operating revenues related to continuous work between periods partially offset the lower gross profit generated from the decreased event work net operating revenues between periods. The overall gross margin percentage of the waste brokerage and management services business was approximately 18% in the third quarter of 2017 compared with 16% in the third quarter of 2016. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the third quarter of 2017 and 2016. During the third quarter of 2017 and 2016, the salt water injection wells incurred a loss before income taxes of approximately $0.3 million and $0.1 million, respectively. The increased loss in the third quarter of 2017 compared with the third quarter of 2016 was due to higher legal costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were $5.5 million in both the third quarter of 2017 and 2016. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and a travel agency.

Food, beverage and merchandise sales were approximately $2.3 million in both the third quarter of 2017 and 2016. Other net operating revenues related to the golf and relations operations were $3.2 million in both the third quarter of 2017 and 2016. The net operating revenues from membership dues increased slightly to $1.3 million during the third quarter of 2017 compared with $1.2 million in the third quarter of 2016 due to an increase in annual membership dues partially offset by a decrease in the average number of members between periods. The average number of members during the third quarter of 2017 was 4,412 compared with 4,741 in the comparable prior period. During the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date.

Cost of operations for the golf and related operations segment decreased to $4.1 million in the third quarter of 2017 compared with $4.2 million in the third quarter of 2016. Cost of food, beverage and merchandise was approximately $1.0 million in both the third quarter of 2017 and 2016. Cost of operations related to the golf and related operations decreased approximately $0.1 million between periods to $3.1 million in the third quarter of 2017 compared with $3.2 million in the third quarter of 2016. The decrease was primarily a result of lower employee related costs.

Income before income taxes for the golf and related operations was approximately $0.7 million in the third quarter of 2017 compared with $0.6 million in the third quarter of 2016. The change between periods was primarily due to a decrease in employee related costs partially offset by increased depreciation expense.

General Corporate Expenses

General corporate expenses were $0.7 million in both the third quarter of 2017 and 2016.

Interest Expense

Interest expense was $0.2 million in the third quarter of 2017 compared with $0.1 million in the third quarter of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the third quarter of 2017 compared with the third quarter of the prior year. During the third quarter of 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.5 million in the third quarter of 2017 compared with $0.8 million in the third quarter of 2016. Avalon recorded a state income tax provision in both the third quarter of 2017 and 2016, which was related entirely to the waste management and brokerage operations. The effective state tax rate related to the waste management and brokerage operations was approximately 7% for both the third quarter of 2017 and 2016. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2017 compared with the first nine months of 2016

Overall Performance

Net operating revenues decreased to $41.6 million in the first nine months of 2017 compared with $45.8 million in the first nine months of 2016. This decrease was due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $27.9 million in the first nine months of 2017 compared with $32.6 million in the first nine months of 2016. The decrease in net operating revenues attributable to the waste management services segment during the first nine months of 2017 compared to the first nine months of 2016 was slightly offset by an increase in revenue attributable to the golf and related operations segment. Net operating revenues of the golf and related operations segment were approximately $13.7 million in the first nine months of 2017 compared with $13.2 million in the first nine months of 2016.

Costs of operations related to the waste management segment decreased to $22.2 million in the first nine months of 2017 compared with $26.9 million in the first nine months of 2016. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment increased to $11.1 million in the first nine months of 2017 compared with $10.7 million in the first nine months of 2016. The increase was primarily a result of higher employee related costs.

Depreciation and amortization expense was approximately $2.3 million in first nine months of 2017 compared with $2.1 million in the first nine months of 2016. The increase is primarily the result of depreciation expense associated with The Avalon Inn.

Consolidated selling, general and administrative expenses were $6.3 million in the first nine months of 2017 compared with $5.9 million in the first nine months of 2016. The increase in selling, general and administrative costs was primarily due to increased legal costs incurred relating to Avalon’s appeal and mandamus processes associated with the Company’s salt water injection wells and increased employee related costs.

Interest expense was $0.5 million during the first nine months of 2017 compared with $0.3 million in the first nine months of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the first nine months of 2017 compared with the first nine months of 2016.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.3 million, or $0.07 per share, in the first nine months of 2017 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.3 million, or $0.08 per share, in the first nine months of 2016.

Segment Performance

Segment performance should be read in conjunction with Note 11 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased approximately 14% to $27.9 million in the first nine months of 2017 compared with $32.6 million in the first nine months of 2016.

The net operating revenues of the waste brokerage and management services business decreased to $26.3 million in the first nine months of 2017 from $31.1 million in the first nine months of 2016. This decrease was primarily due to a decrease of $5.9 million, or a 37% decrease, in net operating revenues attributable to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were $9.9 million during the first nine months of 2017 compared with $15.8 million during the first nine months of 2016. In addition, net operating revenues related to managerial, consulting and clerical services decreased to $1.1 million during the first nine months of 2017 compared with $1.4 million during the first nine months of 2016. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. The decreases noted above were partially offset by an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased approximately $1.4 million, or a 10% increase between periods related to increased work from multiple customers. Net operating revenues related to continuous work were $15.3 million during the first nine months of 2017 compared with $13.9 million during the first nine months of 2016.

The net operating revenues of the captive landfill management operations were approximately $1.6 million in the first nine months of 2017 compared with $1.5 million during the first nine months of 2016. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells noted above, there were no operating revenues during the first nine months of 2017 and 2016.

Costs of operations related to the waste management segment decreased $4.7 million, or 17%, to $22.2 million in the first nine months of 2017 compared with $26.9 million in the first nine months of 2016. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues between periods as these costs vary directly with the associated net operating revenues.

Income before income taxes for the waste management services segment decreased to approximately $1.9 million in the first nine months of 2017 compared with $2.0 million in the first nine months of 2016. Income before income taxes of the waste brokerage and management services business was approximately $2.3 million in both the first nine months of 2017 and 2016. The gross margins associated with continuous work are typically higher than gross margins from event work and managerial, consulting and clerical services, and although total net operating revenues for the waste management brokerage and services business decreased $4.8 million between periods, the higher gross profit generated on the increased net operating revenues related to continuous work between periods offset the lower gross profit generated from the decreased event work net operating revenues between periods. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the first nine months of 2017 compared with 17% in the first nine months of 2016. Income before income taxes of the captive landfill operations was approximately $0.3 million in the first nine months of 2017 compared with $0.2 million in the first nine months of 2016. During the first nine months of 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.7 million compared with a loss before income taxes of $0.5 million in the first nine months of 2016. The increased loss between periods was due to legal costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment increased approximately 4% to $13.7 million in the first nine months of 2017 compared with $13.2 million in the first nine months of 2016.

Food, beverage and merchandise sales increased to $5.7 million during the first nine months of 2017 compared with $5.6 million in the first nine months of 2016. The increase in food and beverage revenue related to The Avalon Inn between periods was slightly offset by a decrease in food and beverage revenue at the clubs during the first nine months of 2017 compared to the first nine months of 2016.

Other net operating revenues related to the golf and related operations was $8.0 million in the first nine months of 2017 compared with $7.6 million in the first nine months of 2016. This increase was primarily attributable to an increase in net operating revenues related to room rental at The Avalon Inn and an increase in annual membership dues. Net operating revenues related to room rental was approximately $1.6 million in the first nine months of 2017 compared with $1.4 million in the first nine months of 2016. The increase in net operating revenues related to room rental was due to higher occupancy and associated average room rates during 2017 compared with the prior period. The net operating revenues from membership dues increased to $3.9 million during the first nine months of 2017 compared with $3.5 million in the first nine months of 2016 due to an increase in annual membership dues and an increase in the average number of members between periods. The average number of members during the first nine months of 2017 was 4,604 compared with 4,588 in the comparable prior period. During the third quarter of 2016, annual membership dues rates were increased. The increased rates become effective for existing members on the member’s renewal date. The increases noted above were slightly offset by a decrease of approximately $0.2 million in greens fees and associated cart rentals and fitness related revenue. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2017 and 2016.

Cost of operations for the golf and related operations segment increased to $11.1 million in the first nine months of 2017 compared with $10.7 million in the first nine months of 2016. Cost of food, beverage and merchandise was approximately $2.5 million in both the first nine months of 2017 and 2016. Cost of operations related to the golf and related operations increased approximately $0.4 million between periods from $8.6 million in the first nine months of 2017 compared with $8.2 million in the first nine months of 2016. The increase was primarily a result of higher employee related costs and increased use of lawn care maintenance products for the golf courses.

Income before income taxes for the golf and related operations was $0.3 million in the first nine months of 2017 compared with $0.5 million in the first nine months of 2016. The change between periods was primarily due to an increase in salaries and other employee related costs as a result of an increase in the number of employees, increased use of lawn care maintenance products for the golf courses and increased depreciation expense. These increased expenses were partially offset by higher occupancy and associated room rates attributable to The Avalon Inn and an increase in membership dues revenue noted above.

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

General Corporate Expenses

General corporate expenses were $2.2 million in the first nine months of 2017 compared with $2.1 million in the first nine months of 2016. The increase in general corporate expenses is primarily due to higher employee related costs.

Interest Expense

Interest expense was $0.5 million in the first nine months of 2017 compared with $0.3 million in the first nine months of 2016. The increase in interest expense was due to higher average outstanding borrowings at a higher weighted average interest rate during the first nine months of 2017 compared with the first nine months of the prior year. During the first nine months of 2017 and 2016, the weighted average interest rate on outstanding borrowings was 5.35% and 3.75%, respectively.

Net Income (Loss)

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.3 million in the first nine months of 2017 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.3 million in the first nine months of 2016. Avalon recorded a state income tax provision in both the first nine months of 2017 and 2016, which was related entirely to the waste management and brokerage operations. The effective state tax rate related to the waste management and brokerage operations was approximately 7% for both the first nine months of 2017 and 2016. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held. The Company is currently awaiting judgment from the court. In the event the suspension order is lifted, Avalon will make preparations for restarting the well and opening the facility in accordance with the restart plans. In the event that the temporary suspension is not lifted by the Ohio 10th Circuit Court of Appeals, Avalon will continue to appeal until a favorable ruling lifting the temporary suspension is received.

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

At December 31, 2016, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief of the Division of Oil and Gas Resources Management’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $4.3 million at December 31, 2016 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at September 30, 2017.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.8 million, the carrying value of the salt water injection wells at September 30, 2017.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2017, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

The Company has reviewed the terms and conditions contained its contracts with customers relating to our brokerage and management services and captive landfill management activities for our waste management services segment. The Company is considering the terms and conditions of the contracts and the all-inclusive pricing for the service contained in those contracts in order to determine whether the waste management services provided to the customer meets the criteria to be accounted for under the series guidance. The Company also assessed whether the principal versus agent consideration would change how the Company presents revenue for these contracts. Under the contracts, the Company is primarily responsible for fulfilling the service and controls the service prior to transferring it to the customer. Based on our assessment, the Company is acting as the principal and primary obligor under the contracts, and should recognize revenue in the gross amount of consideration which it expects to be entitled in exchange for the service provided.

The Company also reviewed ASU 2014-09 for our golf and related operations segment relating to our annual membership contracts. Based on review of the contracts, we expect to recognize membership dues over the membership term. As a practical expedient, the Company applied this guidance to the whole portfolio of annual membership contracts as all contracts have similar characteristics. The Company reasonably expects that the effect on the financial statements of applying this guidance to the portfolio of all membership contracts does not differ from applying this guidance to each individual contract.

The Company will adopt the new revenue standard in its first quarter of 2018. The Company expects to finalize our analysis in the fourth quarter. The Company plans to use the modified retrospective approach adoption method and, based on our analysis to date, does not believe there will be a material impact to the Company’s consolidated revenues upon adoption. However, the Company will present expanded disclosure in accordance with the requirements of the standard. The Company is currently evaluating those additional disclosures required as a result of the adoption of this guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently reviewing its agreements for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases and evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  ASU 2016-18 will be effective January 1, 2018 and will impact the presentation of our statement of cash flows for the remaining loan proceeds deposited into our project fund account that are not utilized in 2017 to fund the renovation and expansion of The Avalon Inn.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at September 30, 2017, if market interest rates increased one percent, Avalon’s interest expense would increase approximately $0.1 million annually. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 9, 2017	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)