Form 10-K
period 2017-12-31
AVALON HOLDINGS CORP
filed 2018-03-15
CIK 1061069

2017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes             No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company X
Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 2, 2018 was $6.4 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 2, 2018 was approximately $2,300. The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of March 2, 2018.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2017 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

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

_________________________________

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2017 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In August 2013, AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. As further described below, based on the Chief of the Division of Oil and Gas Resources Management’s decision, the operations of the two salt water injection wells are temporarily suspended.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn. The primary assets of The Avalon Inn include the hotel, indoor junior Olympic size swimming pool, fitness center, restaurants, bars, banquet and conference facilities and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. In 2017, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the complete renovation of the existing facility and the addition of new restaurants, bars, extensive banquet and conference facilities. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

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

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center in Boardman, Ohio for approximately $1.3 million in cash. Subsequent to the acquisition, the Boardman Tennis Center was renamed The Avalon Athletic Club at Boardman. The primary assets of The Avalon Athletic Club at Boardman include the acquired real property consisting of the tennis building and associated land. The Avalon Athletic Club at Boardman will operate as part of its Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related clubhouses, a hotel, fitness centers, tennis courts, spa services, dining, banquet and conference facilities and a travel agency. In 2017, one customer of the waste management services segment, Koppers Holdings Inc., accounted for 12% of the waste management services segment’s net operating revenues to external customers and 9% of the consolidated net operating revenues. In 2016, no customer individually accounted for 10% or more of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2017 and 2016, the net operating revenues of the waste management services segment represented approximately 69% and 72%, respectively, of Avalon’s total consolidated net operating revenues.

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

AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. As further described below, based on the Chief of the Division of Oil and Gas Resources Management’s decision, the operations of the two salt water injection wells are temporarily suspended.

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of three golf courses and related country clubs and facilities, a hotel and its associated amenities and a travel agency. For the years 2017 and 2016, the net operating revenues of the golf and related operations segment represented approximately 31% and 28%, respectively, of Avalon’s total consolidated net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2017, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn. The primary assets of The Avalon Inn include the hotel, indoor junior Olympic size swimming pool, fitness center, restaurants, bars, banquet and conference facilities and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales, tennis and fitness activities. In 2017, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the complete renovation of the existing facility and the addition of new restaurants, bars, extensive banquet and conference facilities. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed ARCI, a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Avalon Inn.

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center in Boardman, Ohio for approximately $1.3 million in cash. Subsequent to the acquisition, the Boardman Tennis Center was renamed The Avalon Athletic Club at Boardman. The primary assets of The Avalon Athletic Club at Boardman include the acquired real property consisting of the tennis building and associated land. Members of the Avalon Golf and Country Clubs will have access to all the tennis, athletic and fitness related activities that will be offered by The Avalon Athletic Club at Boardman. In addition, hotel guests at The Avalon Inn will also be able to utilize the facility during their stay. The Avalon Athletic Club at Boardman will earn revenue through membership fees, tennis, athletic and fitness related activities. The Avalon Athletic Club at Boardman will operate as part of its Avalon Golf and Country Club.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our results of operations, cash flows and financial condition, as well as the trading price of our common stock, could be adversely affected.

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

Employees

As of December 31, 2017, Avalon had 423 employees, 31 of whom were employed by the waste management services segment, 369 of whom were employed by the golf and related operations and 23 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

There is a continuing risk during the saltwater disposal well’s operation of an environmental event causing contamination to the water tables in the surrounding area, or seismic events. The occurrence of a spill or contamination at a disposal well site could result in remedial expenses and/or result in the operations at the well site being suspended and/or terminated by the Ohio EPA or the ODNR. Incurring remedial expenses and/or a suspension or termination of Avalon’s right to operate one or more saltwater disposal wells at the well site could have an adverse effect on Avalon’s financial results.

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th Circuit Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held. The Company is currently awaiting judgment from the court. In the event the suspension order is lifted, Avalon will make preparations for restarting the well and opening the facility in accordance with the restart plans. In the event that the temporary suspension is not lifted by the Ohio 10th Circuit Court of Appeals, Avalon will continue in its effort to receive a favorable ruling lifting the temporary suspension.

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  The trial is tentatively scheduled to occur in the second quarter of 2018. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2017, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our results of operations, cash flows and financial condition, as well as the trading price of our common stock, could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2017.

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

ALGI owns an 18-hole golf course and practice facility on approximately 200 acres, a maintenance and storage building of approximately 12,000 square feet and a restaurant building of approximately 10,400 square feet. All of ALGI’s facilities are located in Warren, Ohio.

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

The Avalon Resort and Spa LLC owns a 127,000 square foot hotel that includes an indoor junior Olympic size swimming pool, fitness center, dining, banquet and conference facilities, a separate banquet facility of approximately 7,000 square feet, and 3 indoor tennis courts of approximately 4,500 square feet. The Avalon Inn is located on approximately 9.3 acres in Warren, Ohio adjacent to the Avalon Lakes Golf Course.

The Avalon Mahoning Sports Center, Inc. owns a 55,000 square foot tennis and athletic facility that includes 8 indoor tennis courts, on approximately 3.5 acres in Youngstown, Ohio.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2017 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Page(s)
Common stock information	45
Dividend policy	45

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-18

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	41

Financial Statements:
Consolidated Balance Sheets as of December 31, 2017 and 2016	19
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	20
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	21
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016	22

Notes to Consolidated Financial Statements	23-40

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2017 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 42 of our 2017 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	70	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	41	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	71	Chief Administrative Officer
Clifford P. Davis	55	Chief Technology Officer
Kenneth J. McMahon	65	Chief Executive Officer and President of American Waste Management Services, Inc.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1.	Financial Statements and Report of Independent Registered Public Accounting Firm (See Part II, Item 8 of this report regarding incorporation by reference from the 2017 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2017 and 2016, should be read in conjunction with the previously referenced financial statements.

Schedule II - Valuation and Qualifying Accounts

The financial statement schedule is located on page 19 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

10.14

Change in Terms Agreement, dated as of April 25, 2017, between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on April 25, 2017.

10.15

First Amendment to Loan and Security Agreement, dated as of December 4, 2017, between Avalon Holdings Corporation and certain direct and indirect wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on December 5, 2017.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on pages 26-27 of the 2017 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2017 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

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

On December 5, 2017, Avalon reported that the Company entered into an amendment to its existing Loan and Security Agreement dated December 20, 2016, with Laurel Capital Corporation to restate the definition of “Total Fixed Charges” in Section 1.1 of the Loan and Security Agreement, amend Section 10.1 of the Loan and Security Agreement by restating the notice addresses for the Lender and amending page 1 of the Loan and Security Agreement by replacing, in the first and second lines of the first paragraph, the words “30th day of November, 2016” with “20th day of December, 2016.”

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.
(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March, 2018.

AVALON HOLDINGS CORPORATION

(Registrant)

/s/ Bryan P. Saksa

Bryan P. Saksa - Chief Financial Officer and Treasurer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of March, 2018.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer
Ronald E. Klingle	and Director

/s/ Bryan P. Saksa	Chief Financial Officer, Treasurer, Secretary
Bryan P. Saksa	and Director

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ David G. Bozanich	Director
David G. Bozanich

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2017
Allowance for doubtful accounts	$235	$6		$-	$4	(1)	$237
Deferred tax asset valuation allowance	$1,453	$(140	)(2)	$-	$-		$1,313

Year ended December 31, 2016
Allowance for doubtful accounts	$235	$115		$-	$115	(1)	$235
Deferred tax asset valuation allowance	$1,651	$(198	)(2)	$-	$-		$1,453

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2017 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –BDO USA, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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