Form 10-Q
period 2018-03-31
AVALON HOLDINGS CORP
filed 2018-05-10
CIK 1061069

2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company . See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of May 4, 2018.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Net operating revenues:
Waste management services	$8,458	$7,613

Food, beverage and merchandise sales	1,040	1,106
Other golf and related operations	2,018	1,983
Total golf and related operations	3,058	3,089
Total net operating revenues	11,516	10,702

Costs and expenses:
Waste management services operating costs	6,662	5,894
Cost of food, beverage and merchandise	467	553
Golf and related operations operating costs	2,217	2,406
Depreciation and amortization expense	729	748
Selling, general and administrative expenses	2,225	2,002
Operating loss	(784)	(901)

Other income (expense):
Interest expense	(171)	(175)
Other income, net	60	77
Loss before income taxes	(895)	(999)

Provision for income taxes	19	20
Net loss	(914)	(1,019)

Less net loss attributable to non-controlling interest in subsidiary	(115)	(93)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(799)	$(926)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net loss per share	$(0.21)	$(0.24)

Weighted average shares outstanding - basic and diluted	3,803	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,612	$1,025
Accounts receivable, less allowance for doubtful accounts of $251 in 2018 and $237 in 2017	8,280	9,906
Unbilled membership dues receivable	694	580
Inventories	982	850
Prepaid expenses	506	512
Other current assets	25	34
Total current assets	12,099	12,907

Property and equipment, net	44,161	43,215
Leased property under capital leases, net	6,284	6,360
Restricted cash	1,326	2,826
Noncurrent deferred tax asset	8	8
Other assets, net	62	62
Total assets	$63,940	$65,378

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$215	$212
Current portion of long-term debt	554	547
Accounts payable	6,969	7,832
Accrued payroll and other compensation	668	739
Accrued income taxes	13	26
Other accrued taxes	314	372
Deferred membership dues revenue	3,147	2,718
Other liabilities and accrued expenses	845	658
Total current liabilities	12,725	13,104

Long-term debt, net of current portion	10,604	10,745
Obligations under capital leases, net of current portion	851	857
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,967	58,965
Accumulated deficit	(21,356)	(20,557)
Total Avalon Holdings Corporation Shareholders' Equity	37,649	38,446
Non-controlling interest in subsidiary	2,011	2,126
Total equity	39,660	40,572
Total liabilities and equity	$63,940	$65,378

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2018

							Total
							Avalon	Non-controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2018	3,191	612	$32	$6	$58,965	$(20,557)	$38,446	$2,126	$40,572

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net loss	-	-	-	-	-	(799)	(799)	(115)	(914)

Balance at March 31, 2018	3,191	612	$32	$6	$58,967	$(21,356)	$37,649	$2,011	$39,660

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(914)	$(1,019)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	729	748
Amortization of debt issuance costs	6	5
Compensation costs - stock options	2	5
Deferred rental income	-	(22)
Provision for losses on accounts receivable	11	3
Change in operating assets and liabilities:
Accounts receivable	1,615	2,566
Unbilled membership dues receivable	(114)	(206)
Inventories	(132)	(146)
Prepaid expenses	6	(16)
Refundable income taxes	-	(6)
Other assets	7	(12)
Accounts payable	(887)	(3,047)
Accrued payroll and other compensation	(71)	150
Accrued income taxes	(13)	(48)
Other accrued taxes	(71)	(152)
Deferred membership dues revenue	409	482
Other liabilities and accrued expenses	187	134
Net cash provided by (used in) operating activities	770	(581)

Cash flows from investing activities:
Capital expenditures	(272)	(460)
Acquisition of Boardman Tennis Center facility	(1,269)	-
Net cash used in investing activities	(1,541)	(460)

Cash flows from financing activities:
Payments of debt issuance costs	-	(32)
Principal payments on term loan facility	(139)	(131)
Principal payments on capital lease obligations	(3)	(16)
Net cash used in financing activities	(142)	(179)

Decrease in cash, cash equivalents and restricted cash	(913)	(1,220)
Cash, cash equivalents and restricted cash at beginning of period	3,851	5,204
Cash, cash equivalents and restricted cash at end of period	$2,938	$3,984

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$24	$70
Significant non-cash investing and financing activities:
Capital lease obligations incurred	$-	$630

Cash paid during the period for interest	$165	$170
Cash paid during the period for income taxes	$32	$75

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Clubs and Resorts, Inc. (“ACRI”), which includes the operation and management of three golf courses and associated clubhouses, recreation and fitness centers, tennis courts, spa services, dining and banquet facilities and a travel agency. ACRI also owns and operates a hotel and related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts.

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2017 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2018, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Presentation Revision

To comply with SEC Regulation S-X, Rule 5-03, the Company revised its presentation of net operating revenues and associated operating costs separately for all significant revenue types, consisting of our waste management services as well as food, beverage and merchandise sales and other golf operations, each within our golf and related operations segment in our Condensed Consolidated Statements of Operations.  The Company determined that this revision is not material to any prior period and has reflected this revision in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.  This presentation did not affect total revenue, total costs and expenses, operating loss, net loss or net loss attributable to Avalon Holdings Corporation common shareholders.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017. The Company does not expect the adoption to have a material impact on an ongoing basis (See Note 5).

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. On January 1, 2018, the Company adopted ASU 2016-15. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  On January 1, 2018, the Company adopted ASU 2016-18. The adoption of ASU 2016-18 impacted the presentation of our Condensed Consolidated Statements of Cash Flows and resulted in additional disclosure in our Notes to Unaudited Condensed Consolidated Financial Statements for the restricted cash related to the loan proceeds deposited into our project fund account that have not yet been utilized to fund the additional renovation and expansion of The Avalon Inn (See Note 4).

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted ASU 2017-01 on January 1, 2018. The acquisition of the Boardman Tennis Center facility, acquired in March 2018, was accounted for in accordance with ASU 2017-01 (See Note 16).

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 adds the SEC guidance released on December 22, 2017 regarding the Tax Cuts and Jobs Act (the “Tax Act”) to the FASB Accounting Standards Codification. ASU 2018-05 provides additional guidance allowing companies to use a one year measurement period to account for the impacts of the Tax Act in their financial statements. The Company adopted ASU 2018-05 in March 2018. The Company has accounted for the impacts of the Tax Act, including the use of reasonable estimates where necessary. The Company may continue to refine its estimates throughout the measurement period.

Accounting Standards Not Yet Adopted

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

Note 4. Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of the Condensed Consolidated Balance Sheets. Avalon maintains its cash balances in various financial institutions. These balances may, at times, exceed federal insured limits. Avalon has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk relating to its cash and cash equivalents.

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Avalon Inn in accordance with the provisions of the loan and security agreement (See Note 9).

In the first quarter of 2018, in accordance with our Term Loan Agreement, the Company withdrew $1.5 million from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Avalon Inn funded with operating cash. The Company utilized approximately $1.3 million of those proceeds to fund the acquisition of The Boardman Tennis Center facility (See Note 16).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$1,612	$1,025
Restricted cash	1,326	2,826
Cash, cash equivalents and restricted cash	$2,938	$3,851

Note 5. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, Avalon adopted the new accounting standard FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments using the modified retrospective method for all contracts. The comparative information has not been adjusted and continues to be reported under Topic 605. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change. The adoption of ASC 606 did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, further described below, in our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.

Revenue Recognition

The Company identifies a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control of the good or service to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company does not incur incremental costs to obtain contracts or costs to fulfill contracts that meet the criteria for capitalization. In addition, the Company does not have material significant payment terms as payment is received at or shortly after the point of sale.

Waste Management Services

Avalon’s waste management services provide hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets.

Avalon’s waste brokerage and management business assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer’s needs. Avalon provides a service to its customers whereby Avalon, arrange for, and accept responsibility for the removal, transportation and disposal of waste on behalf of the customer.

Avalon’s landfill management business provides technical and operational services to customers owning captive disposal facilities. A captive disposal facility only disposes of waste generated by the owner of such facility. The Company provides turnkey services, including daily operations, facilities management and management reporting for its customers. Currently, Avalon manages one captive disposal facility located in Ohio. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been temporarily suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the temporary suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2018 and 2017.

For the periods ended March 31, 2018 and 2017, the net operating revenues related to waste management services represented approximately 73% and 71%, respectively, of Avalon’s total consolidated net operating revenues.

For our waste management services contracts, the customer contracts with us to provide a series of distinct waste management services over time which integrates a set of tasks (i.e. removal, transportation and disposal of waste) into a single project. Avalon provides substantially the same service over time and the same method is used to measure the Company’s progress toward complete satisfaction of the performance obligation to transfer each distinct service in the series to the customer. The series of distinct waste management services, which are the same over time, meets the series provision criteria, and as such, the Company treats that series as a single performance obligation. The Company allocates the transaction price to the single performance obligation and recognizes revenue by applying a single measure of progress to that performance obligation. Avalon transfers control of the service over time and, therefore, satisfies the performance obligation and recognizes the revenue over time as the customer simultaneously receives and consumes the benefits provided by Avalon’s performance as we perform.

In addition, as the promise to provide services qualifies as a series accounted for as a single performance obligation, the Company applied the practical expedient guidance that allows an entity that is recognizing revenue over time by using an output method to recognize revenue equal to the amount that the entity has the right to invoice if the invoiced amount corresponds directly to the value transferred to the customer. The Company applied the standard's practical expedient that permits the omission of disclosures relating to unsatisfied performance obligations as most of the Company’s waste management service contracts (i) have an original expected length of one year or less and (ii) the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed. For contracts with terms that extend beyond a year, variability will be resolved over the remaining term. The nature of the variability is based on a fixed rate for invoices processed and/or tonnages of waste transported and disposed.

Avalon evaluated whether we are the principal (i.e. report revenues on a gross basis) or agent (i.e. report revenues on a net basis). Avalon reports waste management services on a gross basis, that is, amounts billed to our customers are recorded as revenues, and amounts paid to vendors for providing those services are recorded as operating costs. As principal, Avalon is primarily responsible for fulfilling the promise to provide the waste management service for the customer. Avalon accepts credit risk in the event of nonpayment by the customer and is obligated to pay vendors who provide the service regardless of whether the customer pays the Company. Avalon does have a level of discretion in establishing the pricing for its service.

Our payment terms vary by the type and location of our customer and the service offered. Avalon does not have any financing arrangements with its customers. The term between invoicing and when payment is due is not significant.

The Company assesses each contract amendment individually. Typically, amendments made to our contracts do not materially change the terms of the agreement or performance obligation of the Company. The Company accounts for such contract amendments as if it were part of the existing contract as the material terms contained in the contract do not change. In cases where Avalon views there is a material change in the terms of the agreement, the Company will reevaluate and determine if the contract should be viewed as an entirely new contract, replacement contract or a continuation of the existing contract.

Consideration promised in our waste management contracts do not typically include material variable amounts such as discounts, rebates, refunds, credits, price concessions, incentives, penalties or other such items, and, as such, no estimate is made by the Company for such items.

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of three golf courses and associated clubhouses, recreation and fitness centers, tennis courts, spa services, dining and banquet facilities and a travel agency. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2018 and 2017.

For the periods ended March 31, 2018 and 2017, the net operating revenues related to the golf and related operations represented approximately 27% and 29%, respectively, of Avalon’s total consolidated net operating revenues.

For Avalon’s golf and related operations, the Avalon Golf and Country Club offers membership packages for use of the country club facilities and its related amenities. Membership agreements are a one year noncancellable commitment and pricing varies based on the membership type selected by the customer. Based on the terms and conditions of the membership contract, resignations received within the membership period do not relieve the member of their annual commitment. Memberships automatically renew on the member’s anniversary date unless the member resigns for the upcoming membership period prior to the renewal date.

Membership for the Avalon Golf and Country Club does not contain up-front initiation fees or require monthly minimum spending at the facilities. Annual membership dues do not cover the cost of food, beverage or any other ancillary paid services which are made available to the member nor do they typically provide for discounts on these goods or services. Members have no obligation to purchase or utilize any of these additional goods or services. Avalon is not required to provide such goods or services unless requested and paid for at the point of sale by the member.

Under the terms of the contract, Avalon will provide unlimited use and access to the country club facilities. Avalon’s performance obligation in the contract is the “stand ready obligation” to provide access to these facilities for the member for the entire membership term. Avalon providing the “stand ready obligation” for use of the facilities to the member over the entire term of the membership agreement represents a single performance obligation of which Avalon expects the member to receive and consume the benefits of its obligation throughout the membership term, and as such, the Company recognizes membership dues on a straight line basis over the term of the contract. The Company applied the standard's practical expedient that permits the omission of disclosures relating to unsatisfied performance obligations for contracts with an original expected length of one year or less as Avalon Golf and Country Club membership agreements are one year in length.

For our hotel operations, Avalon’s performance obligation is to provide lodging facilities. The separate components of providing these services (hotel room, toiletry items, housekeeping, and amenities) are not distinct within the context of the contract as they are all highly dependent and interrelated as part of the obligation to provide the lodging facility. Room sales are driven by a fixed fee charged to a hotel guest to stay at The Avalon Inn for an agreed upon period. The Company agrees to provide a room to the hotel guest for a specified time period for that agreed-upon rate. Our hotel room reservations are performance obligations satisfied over time as the hotel guest simultaneously receives and consumes the benefits provided by the hotel. For performance obligations satisfied over time, our hotel operations measure the progress toward complete satisfaction of the performance obligation and recognize revenue proportionately over the course of the customer’s stay.

For food, beverage, and merchandise sales, greens fees and associated cart rental, fitness activities, spa services and other ancillary services, the transaction price is the set price charged by the Company for those goods or services. Upon purchase of the good or service, the Company transfers control of the good or service to the customer and the customer immediately consumes the benefits of the Company’s performance and, as such, we recognize revenue at the point of sale.

The following table presents our net operating revenues disaggregated by revenue source (in thousands, unaudited). The comparative information for the three months ended March 31, 2017 has not been adjusted and continues to be reported under the previous revenue standard. Sales and other taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2018	2017
Waste management and brokerage services	$7,875	$7,093
Captive landfill management operations	583	520
Total waste management services revenues	8,458	7,613
Food, beverage and merchandise sales	1,040	1,106
Membership dues revenue	1,286	1,302
Room rental revenue	376	308
Greens fees and cart rental revenue	38	42
Other revenue	318	331
Total golf and related operations revenue	3,058	3,089
Total net operating revenues	$11,516	$10,702

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. The allowance for doubtful accounts was approximately $0.3 million at March 31, 2018 and $0.2 million at December 31, 2017. At March 31, 2018 and December 31, 2017, no one customer accounted for more than 10% of our accounts receivable.

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 were $0.7 million and $0.6 million, respectively.

The following table presents changes in our contract assets during the three months ended March 31, 2018 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Three months ended March 31, 2018
Contract Assets:
Unbilled membership dues receivable	$580	$580	$(466)	$694

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 were $3.1 million and $2.7 million, respectively.

The following table presents changes in our contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Three months ended March 31, 2018
Contract Liabilities:
Deferred membership dues revenue	$2,718	$1,715	$(1,286)	$3,147

Note 6. Property and Equipment

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

Property and equipment at March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land and land improvements	$14,492	$14,318
Buildings and improvements	35,863	34,721
Machinery and equipment	9,196	9,151
Office furniture and fixtures	6,355	6,301
Vehicles	467	467
Construction in progress	429	294
	66,802	65,252
Less accumulated depreciation and amortization	(22,641)	(22,037)
Property and equipment, net	$44,161	$43,215

At March 31, 2018, the Company did not have any significant fixed contractual commitments for construction projects.

Note 7. Capital Leased Assets

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

The golf and related operations entered into leases for a vehicle and golf course maintenance equipment that were determined to be capital leases. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.8 million at both March 31, 2018 and December 31, 2017.

In addition, during 2017, the captive landfill operations entered into a lease for a piece of equipment that was determined to be a capital lease. The amount capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to this asset was approximately $0.1 million at March 31, 2018 and December 31, 2017.

Leased property under capital leases at March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Leased property under capital leases	$11,408	$11,361
Less accumulated amortization	(5,124)	(5,001)
Leased property under capital leases, net	$6,284	$6,360

Note 8. Basic and Diluted Net Loss per Share

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

For the three months ended March 31, 2018 and 2017, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017 was 3,816,368 and 3,891,089, respectively.

Note 9. Term Loan and Line of Credit Agreements

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off the existing line of credit agreement and associated accrued interest with Home Savings Bank (formerly The Home Savings and Loan Company of Youngstown, Ohio), dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At March 31, 2018 and December 31, 2017, the remaining proceeds of $1.3 million and $2.8 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at March 31, 2018 and December 31, 2017.

The Company incurred approximately $191,000 of debt issuance costs in connection with the Term Loan Agreement. These debt issuance costs were capitalized and will be amortized over the life of the Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at March 31, 2018 and December 31, 2017.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2018, the interest rate on the Line of Credit Agreement was 4.75%. Effective April 20, 2018, the interest rate on the Line of Credit Agreement increased to 5.00%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at March 31, 2018 and December 31, 2017.

During both the three month periods ended March 31, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Obligations under the Company’s debt agreements at March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,325	$(167)	$11,158
Less current portion	573	(19)	554
Long-term debt	$10,752	$(148)	$10,604

	December 31, 2017
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,464	$(172)	$11,292
Less current portion	566	(19)	547
Long-term debt	$10,898	$(153)	$10,745

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending March 31,
2019	$573
2020	604
2021	638
2022	673
2023	710
Thereafter	8,127
Total	$11,325

Note 10. Income Taxes

During the three month periods ended March 31, 2018 and 2017, net loss attributable to Avalon Holdings Corporation shareholders was $0.8 million and $0.9 million, respectively. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

On December 22, 2017, legislation commonly known as the Tax Act was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, and during the three months ended March 31, 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.  Avalon is still in the process of estimating the full tax impact and expects to finalize its adoption of this guidance at year end.

Note 11. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at March 31, 2018. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors. In 2018 and 2017, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period.

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

The following table is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2018	760,000	2.51	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2018	760,000	$2.51	$1.00
Options Vested	706,000
Exercisable at March 31, 2018	268,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $2,000 and $5,000 for the three months ended March 31, 2018 and 2017, respectively, based upon the estimated grant date fair value calculations. As of March 31, 2018, there was approximately $27,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6.17 years.

Note 12. Legal Matters

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations (See Note 15).

Note 13. Business Segment Information

In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its “chief operating decision maker.” Using the criteria of FASB ASC 280 Segment Reporting, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all periods presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous brokerage and management services to industrial, commercial, municipal and governmental customers, captive landfill management for an industrial customer and salt water injection well operations.

Avalon’s golf and related operations segment consists of three golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a recreation center and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For both the three months ended March 31, 2018 and 2017, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2017 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net operating revenues from:
Waste management services:
External customer revenues	$8,458	$7,613
Intersegment revenues	-	-
Total waste management services	8,458	7,613

Golf and related operations:
External customer revenues	3,058	3,089
Intersegment revenues	25	26
Total golf and related operations	3,083	3,115

Segment operating revenues	11,541	10,728
Intersegment eliminations	(25)	(26)
Total net operating revenues	$11,516	$10,702

	Three Months Ended
	March 31,
	2018	2017
Income (loss) before income taxes:
Waste management services	$547	$543
Golf and related operations	(381)	(597)
Segment income (loss) before income taxes	166	(54)
Corporate interest expense	(159)	(164)
Corporate other income, net	2	2
General corporate expenses	(904)	(783)
Loss before income taxes	$(895)	$(999)

	March 31,	December 31,
	2018	2017
Identifiable assets:
Waste management services	$25,035	$26,449
Golf and related operations	46,872	45,188
Corporate	48,191	49,549
Subtotal	120,098	121,186
Elimination of intersegment receivables	(56,158)	(55,808)
Total	$63,940	$65,378

In comparing the total assets at March 31, 2018 with those at December 31, 2017, the decrease in total assets of the waste management services segment of $1.4 million is primarily a result of a decrease in accounts receivable and to a lesser extent a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $1.7 million is primarily due to the acquisition of the Boardman Tennis Center facility and an increase in accounts receivable partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of $1.4 million is primarily due to a decrease in restricted cash that was released from restriction and subsequently utilized to fund the acquisition of the Boardman Tennis Center facility and, to a lesser extent, a decrease in intersegment transactions, which are eliminated in consolidation, partially offset by an increase in operating cash and cash equivalents.

Note 14. Certain Relationships and Related Transactions

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2018 and December 31, 2017, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

Note 15. Injection Wells Suspension

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

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  The trial is scheduled to occur in the second quarter of 2018. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

At December 31, 2017, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement (“ASC 360-10-35”), Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $3.7 million at December 31, 2017 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at March 31, 2018.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary, in accordance with ASC 360-10-15. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.6 million, the carrying value of the salt water injection wells at March 31, 2018.

Note 16. Asset Acquisition

On March 7, 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center facility in Boardman, Ohio for approximately $1.3 million in cash. In accordance with our Term Loan Agreement, the Company withdrew funds from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Avalon Inn that were paid with operating cash to fund the acquisition of the Boardman Tennis Center facility. Subsequent to the acquisition, the Boardman Tennis Center facility was renamed The Avalon Athletic Club at Boardman. The primary assets of The Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land.

During March 2018, the Avalon Athletic Club at Boardman was in operation providing indoor tennis court rental and lessons. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition. The net operating revenues and results of operations related to the Avalon Athletic Club at Boardman from the period of acquisition are not significant and, accordingly, are not provided.

Beginning in the second quarter of 2018, the facility will be renovated. The renovations include converting the facility into a multipurpose recreation center which will include indoor tennis courts, indoor basketball, volleyball and pickleball courts and a fitness area.

The acquisition of the facility and its associated renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Club will have access to the renovated facility and all the athletic and fitness related activities that will be offered by The Avalon Athletic Club at Boardman. In addition, hotel guests at The Avalon Inn will also be able to utilize the facility during their stay. The Avalon Athletic Club at Boardman will earn revenue through membership fees, athletic and fitness related activities.

The Company accounted for the acquisition of The Avalon Athletic Club at Boardman in accordance with ASU 2017-01. In accordance with ASU 2017-01, the Company evaluated whether to account for the transaction as either a business or asset acquisition. The Company determined that all of the fair value of the gross assets acquired was concentrated in the Boardman Tennis Center building and associated land. In accordance with the guidance, assets that are attached to each other, such as land and a building residing on the land which cannot be physically removed and used separately from each other without incurring significant cost are considered to be a single identifiable asset. In accordance with ASU 2017-01, the Company accounted for the transaction as an asset acquisition as all of the value of the gross assets acquired resides in that single asset.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the transaction date (in thousands):

Assets acquired:
Building and land	$1,302
Total assets acquired:	1,302
Liabilities assumed:
Accrued liabilities	33
Total liabilities assumed	33
Total consideration	$1,269

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

Liquidity and Capital Resources

For the three months ended March 31, 2018, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the continued renovation and expansion of The Avalon Inn as described below.

In addition, during the first quarter of 2018, in accordance with our Term Loan Agreement, the Company withdrew $1.5 million from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Avalon Inn funded with operating cash. The Company utilized approximately $1.3 million of those proceeds to fund the acquisition of The Boardman Tennis Center facility as described below.

On March 7, 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center facility in Boardman, Ohio for approximately $1.3 million in cash. In accordance with our Term Loan Agreement, the Company withdrew funds from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Avalon Inn that were paid with operating cash to fund the acquisition of the Boardman Tennis Center facility. Subsequent to the acquisition, the Boardman Tennis Center facility was renamed The Avalon Athletic Club at Boardman. The primary assets of The Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land.

During March 2018, the Avalon Athletic Club at Boardman was in operation providing indoor tennis court rental and lessons. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition.

Beginning in the second quarter of 2018, the facility will be renovated. The renovations include converting the facility into a multipurpose recreation center which will include indoor tennis courts, indoor basketball, volleyball and pickleball courts and a fitness area.

The acquisition of the facility and its associated renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Club will have access to the renovated facility and all the athletic and fitness related activities that will be offered by The Avalon Athletic Club at Boardman. In addition, hotel guests at The Avalon Inn will also be able to utilize the facility during their stay. The Avalon Athletic Club at Boardman will earn revenue through membership fees, athletic and fitness related activities.

During the three months ended March 31, 2018, Avalon incurred capital expenditures of $0.3 million which principally related to the renovation and expansion of The Avalon Inn. During the three months ended March 31, 2017, Avalon incurred capital expenditures of $1.2 million of which $0.5 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and $0.6 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. In 2018 and 2017, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include a complete renovation of the existing facility and the addition of new restaurants, bars, extensive banquet and conference facilities. Avalon’s aggregate capital expenditures in 2018 are expected to be in the range of $3 million to $4 million, funded with cash in our project fund account and cash generated from operations. Capital expenditures will principally relate to the continued renovation and expansion of The Avalon Inn, renovation of The Avalon Athletic Club at Boardman facility, building improvements and equipment purchases.

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off the existing line of credit agreement and associated accrued interest with Home Savings Bank (formerly The Home Savings and Loan Company of Youngstown, Ohio), dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At March 31, 2018 and December 31, 2017, the remaining proceeds of $1.3 million and $2.8 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at March 31, 2018 and December 31, 2017.

Concurrently with the Term Loan Agreement, Avalon entered into a new business loan agreement with Home Savings Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $4.0 million with an original maturity date of May 31, 2017. On April 25, 2017, the Line of Credit Agreement was amended to increase the available line of credit from $4.0 million to $5.0 million and extend the maturity date to May 31, 2019. The amendment also has the option to request a one year extension of maturity in 2018 based on certain terms and conditions. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. No amounts were drawn under the Line of Credit Agreement at March 31, 2018 and December 31, 2017.

Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2018, the interest rate on the Line of Credit Agreement was 4.75%. Effective April 20, 2018, the interest rate on the Line of Credit Agreement increased to 5.00%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreement covenants at March 31, 2018 and December 31, 2017.

During both the three month periods ended March 31, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

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

At March 31, 2018 and December 31, 2017, there was a working capital deficit of $0.6 million and $0.2 million, respectively. Working capital was negatively impacted by a decrease in accounts receivable and an increase in deferred membership dues revenue partially offset by an increase in cash and cash equivalents and a decrease in accounts payable.

Accounts receivable decreased to $8.3 million at March 31, 2018 compared with $9.9 million at December 31, 2017. The decrease was primarily the result of decreased sales related to the waste management services segment in the first quarter of 2018 compared with the fourth quarter of 2017 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $8.5 million in the first quarter of 2018 compared with $10.5 million in the fourth quarter of 2017. This decrease was partially offset by an increase in accounts receivable related to the golf and related operations segment due to the timing of annual membership renewals.

Accounts payable decreased to $7.0 million at March 31, 2018 compared with $7.8 million at December 31, 2017. The decrease in accounts payable is primarily due to a decrease in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the decrease in net operating revenues in the first quarter of 2018 compared with the fourth quarter of 2017 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $3.1 million at March 31, 2018 compared to $2.7 million at December 31, 2017. The increase in deferred revenues was primarily due to the increased membership rates for existing members that went into effect on the member’s annual renewal date and, to a lesser extent, an increase in memberships during the first quarter of 2018. The number of members at March 31, 2018 was 4,394 compared to 4,338 at December 31, 2017.

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

On March 7, 2018, Avalon acquired The Avalon Athletic Club at Boardman which was integrated into the golf and related operations segment. The acquisition is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Clubs will have access to all the athletic and fitness related activities that will be offered by The Avalon Athletic Club at Boardman. In addition, hotel guests of The Avalon Inn will also be able to utilize the facility during their stay.

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense.

Results of Operations

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related country clubs and facilities, a hotel and its associated amenities, a recreation center and a travel agency.

Performance in the first quarter of 2018 compared with the first quarter of 2017

Overall Performance

Net operating revenues increased to $11.5 million in the first quarter of 2018 compared with $10.7 million in the first quarter of 2017. This increase was due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $8.4 million in the first quarter of 2018 compared with $7.6 million in the first quarter of 2017. Net operating revenues of the golf and related operations segment were approximately $3.1 million in both the first quarter of 2018 and 2017.

Costs of operations related to the waste management segment increased to $6.7 million in the first quarter of 2018 compared with $5.9 million in the first quarter of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment decreased to $2.7 million in the first quarter of 2018 compared with $3.0 million in the first quarter of 2017. The decrease was primarily a result of lower food and employee related costs

Depreciation and amortization expense was approximately $0.7 million in both the first quarter of 2018 and 2017.

Consolidated selling, general and administrative expenses were $2.2 million in the first quarter of 2018 compared with $2.0 million in the first quarter of 2017. The increase in selling, general and administrative costs was primarily due to increased legal and professional costs.

Interest expense was $0.2 million in both the first quarter of 2018 and 2017. During both the three month periods ended March 31, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.21 per share, in the first quarter of 2018 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.9 million, or $0.24 per share, in the first quarter of 2017.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $8.4 million in the first quarter of 2018 compared with $7.6 million in the first quarter of 2017. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business increased to $7.8 million in the first quarter of 2018 from $7.1 million in the first quarter of 2017. This increase was due to an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased $0.5 million between periods related to increased work from multiple customers. Net operating revenues related to continuous work were approximately $5.5 million in the first quarter of 2018 compared with $5.0 million in the first quarter of 2017. In addition, net operating revenue increased $0.3 million between periods due to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $2.2 million in the first quarter of 2018 compared with $1.9 million in the first quarter of 2017. The increases noted above were partially offset by a decrease in net operating revenues related to managerial, consulting and clerical services. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services decreased to $0.1 million in the first quarter of 2018 compared with $0.2 million in the first quarter of 2017.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in the first quarter of 2018 compared to $0.5 million in the first quarter of 2017. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells described below, there were no operating revenues during the first quarter of 2018 and 2017. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  The trial is scheduled to occur in the second quarter of 2018. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

Costs of operations related to the waste management segment increased $0.8 million, or 13%, to $6.7 million in the first quarter of 2018 compared with $5.9 million in the first quarter of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues.

Income before income taxes for the waste management services segment were approximately $0.5 million in both the first quarter of 2018 and 2017. Income before income taxes of the waste brokerage and management services business was approximately $0.6 million in both the first quarter of 2018 and 2017. The gross margins associated with continuous work are typically higher than gross margins from event work, and although total net operating revenues for the waste management brokerage and services business increased approximately $0.8 million between periods, the gross profit generated on the increased net operating revenues related to continuous work between years was offset by the lower gross profit generated from event work between years. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first quarter of 2018 compared with 23% in the first quarter of 2017. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the first quarter of 2018 and 2017. During both the first quarter of 2018 and 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million. The loss was primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $3.1 million in both the first quarter of 2018 and 2017. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a recreation center and a travel agency.

Food, beverage and merchandise sales were $1.0 million in the first quarter of 2018 compared to $1.1 million in the first quarter of 2017. The decrease was primarily due to a decrease in food, beverage and merchandise revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $2.0 million in both the first quarter of 2018 and 2017. Net operating revenues related to room rental was approximately $0.4 million in the first quarter of 2018 compared with $0.3 million in the first quarter of 2017. The increase in net operating revenues related to room rental was due to higher occupancy and associated average room rates during the first quarter of 2018 compared with the prior period. Membership dues revenue was approximately $1.3 million in both the first quarter of 2018 and 2017. The increase in membership dues revenue attributable to the increase in membership rates that went into effect on the member’s annual renewal date was offset by a decrease in the average number of members between periods. The average number of members during the first quarter of 2018 was 4,372 compared to 4,714 in the prior period. Other revenues consisting of athletic, fitness, travel agency and spa related activities were approximately $0.3 million in both the first quarter of 2018 and 2017. Greens fees and associated cart rentals were less than $0.1 million in both the first quarter of 2018 and 2017. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2018 and 2017.

Cost of operations for the golf and related operations segment decreased to $2.7 million in the first quarter of 2018 compared with $3.0 million in the first quarter of 2017. Cost of food, beverage and merchandise was approximately $0.5 million in the first quarter of 2018 compared to $0.6 million in the first quarter of 2017. The decrease is primarily attributable to lower food costs. Golf and related operations operating costs decreased to approximately $2.2 million in the first quarter of 2018 compared with $2.4 million in the first quarter of 2017. The decrease was primarily a result of lower employee related costs.

The golf and related operations incurred a loss before income taxes of $0.4 million in the first quarter of 2018 compared with a loss before income taxes of $0.6 million in the first quarter of 2017. The change between periods was primarily due to higher occupancy and associated room rates attributable to The Avalon Inn and a decrease in employee related costs.

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

General Corporate Expenses

General corporate expenses were $0.9 million in the first quarter of 2018 compared to $0.8 million in the first quarter of 2017. The increase in general corporate expenses related to higher legal and professional costs partially offset with decreased employee related costs.

Interest Expense

Interest expense was $0.2 million in both the first quarter of 2018 and 2017. During both the three month periods ended March 31, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net Loss

During the three month periods ended March 31, 2018 and 2017, net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million and $0.9 million, respectively. Avalon recorded a state income tax provision in both the first quarter of 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. Accounting Standards Codification Topic 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, and during the three months ended March 31, 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.  Avalon is still in the process of estimating the full tax impact and expects to finalize its adoption of this guidance at year end.

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

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. There is currently no implemented state-wide policy on induced seismicity and The ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The Company believes that the actions, and lack of responsible actions, by ODNR, which were triggered by a seismic event that presented no hazard or risk to any individual or to the environment, is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.  The trial is scheduled to occur in the second quarter of 2018. The Company intends to vigorously pursue the Complaint and obtain due process and fair compensation.

Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $3.7 million at December 31, 2017 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at March 31, 2018.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.6 million, the carrying value of the salt water injection wells at March 31, 2018.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2018, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017. The Company does not expect the adoption to have a material impact on an ongoing basis.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. On January 1, 2018, the Company adopted ASU 2016-15. The adoption of this standard did not have an impact on Avalon’s financial position, results of operations or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  On January 1, 2018, the Company adopted ASU 2016-18. The adoption of ASU 2016-18 impacted the presentation of our Condensed Consolidated Statements of Cash Flows and resulted in additional disclosure in our Notes to Unaudited Condensed Consolidated Financial Statements for the restricted cash related to the loan proceeds deposited into our project fund account that have not yet been utilized to fund the additional renovation and expansion of The Avalon Inn.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted ASU 2017-01 on January 1, 2018. The acquisition of the Boardman Tennis Center facility, acquired in March 2018, was accounted for in accordance with ASU 2017-01.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 adds the SEC guidance released on December 22, 2017 regarding the Tax Cuts and Jobs Act (the “Tax Act”) to the FASB Accounting Standards Codification. ASU 2018-05 provides additional guidance allowing companies to use a one year measurement period to account for the impacts of the Tax Act in their financial statements. The Company adopted ASU 2018-05 in March 2018. The Company has accounted for the impacts of the Tax Act, including the use of reasonable estimates where necessary. The Company may continue to refine its estimates throughout the measurement period.

Accounting Standards Not Yet Adopted

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Based on the current debt level at March 31, 2018, if market interest rates increased one percent, Avalon’s interest expense would increase approximately $0.1 million annually. Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of legal proceedings.

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

On April 26, 2018, Avalon reported the voting results from the Annual Meeting held on April 26, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 10, 2018	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)