Form 10-Q
period 2018-06-30
AVALON HOLDINGS CORP
filed 2018-08-09
CIK 1061069

2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of August 3, 2018.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net operating revenues:
Waste management services	$11,510	$9,490	$19,968	$17,103

Food, beverage and merchandise sales	2,206	2,270	3,246	3,376
Other golf and related operations	2,989	2,817	5,007	4,800
Total golf and related operations	5,195	5,087	8,253	8,176
Total net operating revenues	16,705	14,577	28,221	25,279

Costs and expenses:
Waste management services operating costs	9,090	7,533	15,752	13,427
Cost of food, beverage and merchandise	932	961	1,399	1,514
Golf and related operations operating costs	3,146	3,150	5,363	5,556
Depreciation and amortization expense	726	761	1,455	1,509
Selling, general and administrative expenses	2,215	2,063	4,440	4,065
Operating income (loss)	596	109	(188)	(792)

Other income (expense):
Interest expense	(174)	(177)	(345)	(352)
Other income, net	113	109	173	186
Income (loss) before income taxes	535	41	(360)	(958)

Provision for income taxes	41	32	60	52
Net income (loss)	494	9	(420)	(1,010)

Less net loss attributable to non-controlling interest in subsidiary	(129)	(112)	(244)	(205)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$623	$121	$(176)	$(805)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.16	$0.03	$(0.05)	$(0.21)
Diluted net income (loss) per share	$0.16	$0.03	$(0.05)	$(0.21)

Weighted average shares outstanding - basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding - diluted	3,818	3,827	3,803	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$2,409	$1,025
Accounts receivable, less allowance for doubtful accounts of $263 in 2018 and $237 in 2017	11,046	9,906
Unbilled membership dues receivable	1,009	580
Inventories	1,010	850
Prepaid expenses	378	512
Other current assets	26	34
Total current assets	15,878	12,907

Property and equipment, net	43,992	43,215
Leased property under capital leases, net	6,311	6,360
Restricted cash	1,326	2,826
Noncurrent deferred tax asset	8	8
Other assets, net	56	62
Total assets	$67,571	$65,378

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$231	$212
Current portion of long-term debt	562	547
Accounts payable	9,131	7,832
Accrued payroll and other compensation	1,050	739
Accrued income taxes	31	26
Other accrued taxes	242	372
Deferred membership dues revenue	4,034	2,718
Other liabilities and accrued expenses	734	658
Total current liabilities	16,015	13,104

Long-term debt, net of current portion	10,460	10,745
Obligations under capital leases, net of current portion	841	857
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,968	58,965
Accumulated deficit	(20,733)	(20,557)
Total Avalon Holdings Corporation Shareholders' Equity	38,273	38,446
Non-controlling interest in subsidiary	1,882	2,126
Total equity	40,155	40,572
Total liabilities and equity	$67,571	$65,378

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2018

							Total	Non-
							Avalon	controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2018	3,191	612	$32	$6	$58,965	$(20,557)	$38,446	$2,126	$40,572

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net loss	-	-	-	-	-	(176)	(176)	(244)	(420)

Balance at June 30, 2018	3,191	612	$32	$6	$58,968	$(20,733)	$38,273	$1,882	$40,155

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(420)	$(1,010)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,455	1,509
Amortization of debt issuance costs	16	10
Compensation costs - stock options	3	7
Deferred rental income	-	(43)
Provision for losses on accounts receivable	23	6
Gain from disposal of vehicle	(16)	-
Change in operating assets and liabilities:
Accounts receivable	(1,163)	1,974
Unbilled membership dues receivable	(429)	(530)
Inventories	(160)	(232)
Prepaid expenses	134	152
Refundable income taxes	-	(1)
Other assets	9	(18)
Accounts payable	1,168	(2,703)
Accrued payroll and other compensation	311	284
Accrued income taxes	5	(48)
Other accrued taxes	(143)	(223)
Deferred membership dues revenue	1,296	1,451
Other liabilities and accrued expenses	76	133
Net cash provided by operating activities	2,165	718

Cash flows from investing activities:
Capital expenditures	(670)	(1,027)
Acquisition of Boardman Tennis Center facility	(1,269)	-
Proceeds from disposal of vehicle	16	-
Net cash used in investing activities	(1,923)	(1,027)

Cash flows from financing activities:
Payments of debt issuance costs	(5)	(42)
Principal payments on term loan facility	(279)	(265)
Principal payments on capital lease obligations	(74)	(87)
Net cash used in financing activities	(358)	(394)

Decrease in cash, cash equivalents and restricted cash	(116)	(703)
Cash, cash equivalents and restricted cash at beginning of period	3,851	5,204
Cash, cash equivalents and restricted cash at end of period	$3,735	$4,501

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$131	$-
Significant non-cash investing and financing activities:
Capital lease obligations incurred	$77	$630

Cash paid during the period for interest	$329	$343
Cash paid during the period for income taxes	$55	$104

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2018, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Presentation Revision

To comply with SEC Regulation S-X, Rule 5-03, the Company revised its presentation of net operating revenues and associated operating costs separately for all significant revenue types, consisting of our waste management services as well as food, beverage and merchandise sales and other golf operations, each within our golf and related operations segment in our Condensed Consolidated Statements of Operations.  The Company determined that this revision is not material to any prior period and has reflected this revision in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.  This presentation did not affect total revenue, total costs and expenses, operating income (loss), net income (loss) or net income (loss) attributable to Avalon Holdings Corporation common shareholders.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017. The Company does not expect the adoption to have a material impact on an ongoing basis (See Note 5).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$2,409	$1,025
Restricted cash	1,326	2,826
Cash, cash equivalents and restricted cash	$3,735	$3,851

Note 5. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, Avalon adopted the new accounting standard FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments using the modified retrospective method for all contracts. The comparative information has not been adjusted and continues to be reported under Topic 605. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change. The adoption of ASC 606 did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, further described below, in our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017.

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been temporarily suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the temporary suspension of the salt water injection wells, there were no operating revenues for the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018 and 2017, the net operating revenues related to waste management services represented approximately 69% and 65%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2018 and 2017, the net operating revenues related to waste management services represented approximately 71% and 68%, respectively, of Avalon’s total consolidated net operating revenues.

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

For the three months ended June 30, 2018 and 2017, the net operating revenues related to the golf and related operations represented approximately 31% and 35%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2018 and 2017, the net operating revenues related to the golf and related operations represented approximately 29% and 32%, respectively, of Avalon’s total consolidated net operating revenues.

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

The following table presents our net operating revenues disaggregated by revenue source (in thousands, unaudited). The comparative information for the three and six months ended June 30, 2017 has not been adjusted and continues to be reported under the previous revenue standard. Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Waste management and brokerage services	$10,895	$8,916	$18,770	$16,009
Captive landfill management operations	615	574	1,198	1,094
Total waste management services revenues	11,510	9,490	19,968	17,103
Food, beverage and merchandise sales	2,206	2,270	3,246	3,376
Membership dues revenue	1,307	1,294	2,593	2,596
Room rental revenue	666	572	1,042	880
Greens fees and cart rental revenue	557	534	595	576
Other revenue	459	417	777	748
Total golf and related operations revenue	5,195	5,087	8,253	8,176
Total net operating revenues	$16,705	$14,577	$28,221	$25,279

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. The allowance for doubtful accounts was approximately $0.3 million at June 30, 2018 and $0.2 million at December 31, 2017. At June 30, 2018 and December 31, 2017, no one customer accounted for more than 10% of our accounts receivable.

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 were $1.0 million and $0.6 million, respectively.

The following table presents changes in our contract assets during the three and six months ended June 30, 2018 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Three months ended June 30, 2018
Contract Assets:
Unbilled membership dues receivable	$694	$832	$(517)	$1,009

Six months ended June 30, 2018
Contract Assets:
Unbilled membership dues receivable	$580	$1,412	$(983)	$1,009

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 were $4.0 million and $2.7 million, respectively.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2018 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Three months ended June 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$3,147	$2,194	$(1,307)	$4,034

Six months ended June 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$2,718	$3,909	$(2,593)	$4,034

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

Property and equipment at June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land and land improvements	$14,492	$14,318
Buildings and improvements	36,280	34,721
Machinery and equipment	9,220	9,151
Office furniture and fixtures	6,422	6,301
Vehicles	467	467
Construction in progress	349	294
	67,230	65,252
Less accumulated depreciation and amortization	(23,238)	(22,037)
Property and equipment, net	$43,992	$43,215

At June 30, 2018, the Company did not have any significant fixed contractual commitments for construction projects.

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

In 2018 and 2017, the golf and related operations entered into leases for a vehicle and golf course maintenance equipment that were determined to be capital leases. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.8 million at June 30, 2018 and December 31, 2017.

In addition, during 2017, the captive landfill operations entered into a lease for a piece of equipment that was determined to be a capital lease. The amount capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to this asset was approximately $0.1 million at June 30, 2018 and December 31, 2017.

Leased property under capital leases at June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Leased property under capital leases	$11,537	$11,361
Less accumulated amortization	(5,226)	(5,001)
Leased property under capital leases, net	$6,311	$6,360

Note 8. Basic and Diluted Net Income (Loss) per Share

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

For the three months ended June 30, 2018 and 2017, the diluted weighted average number of shares outstanding was 3,817,781 and 3,826,920, respectively.

For the six months ended June 30, 2018 and 2017, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2018 and 2017 was 3,817,078 and 3,858,828, respectively.

Note 9. Term Loan and Line of Credit Agreements

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At June 30, 2018 and December 31, 2017, the remaining proceeds of $1.3 million and $2.8 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2018 and December 31, 2017.

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

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million maturing on May 31, 2020. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination.

No amounts were drawn under the Line of Credit Agreement at June 30, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2018, the interest rate on the Line of Credit Agreement was 5.00%. Effective July 1, 2018, the interest rate on the Line of Credit Agreement increased to 5.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at June 30, 2018 and December 31, 2017.

During both the three and six month periods ended June 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Obligations under the Company’s debt agreements at June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,185	$(163)	$11,022
Less current portion	581	(19)	562
Long-term debt	$10,604	$(144)	$10,460

	December 31, 2017
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,464	$(172)	$11,292
Less current portion	566	(19)	547
Long-term debt	$10,898	$(153)	$10,745

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending June 30,
2019	$581
2020	613
2021	646
2022	682
2023	719
Thereafter	7,944
Total	$11,185

Note 10. Income Taxes

During the three month periods ended June 30, 2018 and 2017, net income attributable to Avalon Holdings Corporation shareholders was $0.6 million and $0.1 million, respectively. During the six month periods ended June 30, 2018 and 2017, net loss attributable to Avalon Holdings Corporation shareholders was $0.2 million and $0.8 million, respectively. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

On December 22, 2017, legislation commonly known as the Tax Act was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, and during the six months ended June 30, 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.  Avalon is still in the process of estimating the full tax impact and expects to finalize its adoption of this guidance at year end.

Note 11. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at June 30, 2018. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors. In 2018 and 2017, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period.

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

The following table is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2018	760,000	2.51	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2018	760,000	$2.51	$1.00
Options Vested	706,000
Exercisable at June 30, 2018	286,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

In July 2018, the predetermined stock price was reached for exercising all vested options that have previously met the time vesting requirement.

Compensation costs were approximately $1,000 and $2,000 for the three months ended June 30, 2018 and 2017, respectively, and $3,000 and $7,000 for the six months ended June 30, 2018 and 2017, respectively, based upon the estimated grant date fair value calculations. As of June 30, 2018, there was approximately $26,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5.92 years.

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

For the six months ended June 30, 2018, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues. For the six months ended June 30, 2017, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2017 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net operating revenues from:
Waste management services:
External customer revenues	$11,510	$9,490	$19,968	$17,103
Intersegment revenues	-	-	-	-
Total waste management services	11,510	9,490	19,968	17,103

Golf and related operations:
External customer revenues	5,195	5,087	8,253	8,176
Intersegment revenues	16	11	41	37
Total golf and related operations	5,211	5,098	8,294	8,213

Segment operating revenues	16,721	14,588	28,262	25,316
Intersegment eliminations	(16)	(11)	(41)	(37)
Total net operating revenues	$16,705	$14,577	$28,221	$25,279

Income (loss) before income taxes:
Waste management services	$977	$685	$1,524	$1,228
Golf and related operations	381	221	-	(376)
Segment income before income taxes	1,358	906	1,524	852
Corporate interest expense	(161)	(164)	(320)	(328)
Corporate other income, net	11	2	13	4
General corporate expenses	(673)	(703)	(1,577)	(1,486)
Income (loss) before income taxes	$535	$41	$(360)	$(958)

	June 30,	December 31,
	2018	2017
Identifiable assets:
Waste management services	$27,861	$26,449
Golf and related operations	47,468	45,188
Corporate	48,361	49,549
Subtotal	123,690	121,186
Elimination of intersegment receivables	(56,119)	(55,808)
Total	$67,571	$65,378

In comparing the total assets at June 30, 2018 with those at December 31, 2017, the increase in total assets of the waste management services segment of $1.4 million is primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, and to a lesser extent an increase in accounts receivable partially offset by a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells. The increase in total assets of the golf and related operations segment of $2.3 million is primarily due to the acquisition of the Boardman Tennis Center facility and an increase in accounts receivable partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of $1.2 million is primarily due to a decrease in restricted cash that was released from restriction and subsequently utilized to fund the acquisition of the Boardman Tennis Center facility and a decrease in intersegment transactions, which are eliminated in consolidation, partially offset by an increase in operating cash and cash equivalents.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2018 and December 31, 2017, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. Avalon appealed that decision in September 2015 to the Franklin County Court of Common Pleas, but that appeal was dismissed on a filing technicality. Avalon appealed the dismissal to the Ohio 10th District Court of Appeals, which found the Commission erred in its filing of their decision. Following the Commission’s proper notice, Avalon appealed again to the Franklin County Court of Common Pleas (the “Court”).

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th District Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held.

On July 31, 2018 the Ohio 10th District Court of Appeals issued its decision on the appeal. In the decision, the Ohio 10th District Court of Appeals overruled the majority of the Division’s assignments of error, but also found that the Franklin County Court of Common Pleas abused its discretion in issuing the restart order for the Company’s injection well.  The Ohio 10th District Court of Appeals therefore reinstated the previous Ohio Oil and Gas Commission decision in this matter. Based on the decision, operations of Company’s #2 injection well will remain suspended.  The Ohio 10th District Court of Appeals decision is appealable to the Ohio Supreme Court.

The Company is in the process of evaluating the decision in light of other ongoing litigation in this matter, and will vigorously pursue all available legal avenues.

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

The hearing was scheduled to commence on June 25, 2018. On June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling is made on the suspension order by the Ohio 10th District Court of Appeals. To date, the hearing date has not been rescheduled based on the July 31, 2018 decision from the Ohio 10th District Court of Appeals. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

At December 31, 2017, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement, Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $3.7 million at December 31, 2017 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at June 30, 2018.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.5 million, the carrying value of the salt water injection wells at June 30, 2018.

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

The Avalon Athletic Club at Boardman is currently in operation providing indoor tennis court rental and lessons. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition. The net operating revenues and results of operations related to the Avalon Athletic Club at Boardman from the period of acquisition are not significant and, accordingly, are not provided.

In the second quarter of 2018, the Company started renovating the facility. The renovations include converting the facility into a multipurpose recreation center which will include indoor tennis courts, indoor basketball, volleyball and pickleball courts and a fitness area.

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

Liquidity and Capital Resources

For the six months ended June 30, 2018, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the renovation of the Avalon Athletic Club at Boardman and the continued renovation and expansion of The Avalon Inn as described below.

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

The Avalon Athletic Club at Boardman is currently in operation providing indoor tennis court rental and lessons. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition.

In the second quarter of 2018, the Company started renovating the facility. The renovations include converting the facility into a multipurpose recreation center which will include indoor tennis courts, indoor basketball, volleyball and pickleball courts and a fitness area.

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

During the six months ended June 30, 2018, Avalon incurred capital expenditures of $0.9 million of which $0.7 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and approximately $0.1 million of such expenditures related to a vehicle acquired under a new capital lease agreement. During the six months ended June 30, 2017, Avalon incurred capital expenditures of $1.6 million of which $1.0 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and $0.6 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. In 2018 and 2017, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and recreation center and the addition of an outdoor resort pool and bar. Avalon’s aggregate capital expenditures in 2018 are expected to be in the range of $2 million to $3 million, funded with cash in our project fund account and cash generated from operations. Capital expenditures will principally relate to the continued renovation and expansion of The Avalon Inn, renovation of The Avalon Athletic Club at Boardman facility, building improvements and equipment purchases.

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At June 30, 2018 and December 31, 2017, the remaining proceeds of $1.3 million and $2.8 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2018 and December 31, 2017.

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million maturing on May 31, 2020. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination.

No amounts were drawn under the Line of Credit Agreement at June 30, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2018, the interest rate on the Line of Credit Agreement was 5.00%. Effective July 1, 2018, the interest rate on the Line of Credit Agreement increased to 5.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at June 30, 2018 and December 31, 2017.

During both the three and six month periods ended June 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

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

At June 30, 2018 and December 31, 2017, there was a working capital deficit of $0.1 million and $0.2 million, respectively. Working capital was negatively impacted primarily by an increase in accounts payable and deferred membership dues revenue partially offset by an increase in cash and cash equivalents, accounts receivable and unbilled membership dues receivable.

Accounts receivable increased to $11.0 million at June 30, 2018 compared with $9.9 million at December 31, 2017. The increase was the result of increased sales related to the waste management services segment in the second quarter of 2018 compared with the fourth quarter of 2017 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $11.5 million in the second quarter of 2018 compared with $10.5 million in the fourth quarter of 2017. In addition, accounts receivable related to the golf and related operations segment increased due to the timing of annual membership renewals.

Unbilled membership dues receivable increased to $1.0 million at June 30, 2018 compared to $0.6 million at December 31, 2017 due to the associated timing of membership renewals which are billed on a monthly basis over the course of the annual agreement.

Accounts payable increased to $9.1 million at June 30, 2018 compared with $7.8 million at December 31, 2017. The increase in accounts payable is primarily due to a increase in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the increase in net operating revenues in the second quarter of 2018 compared with the fourth quarter of 2017 and the associated timing of those vendor payments in the ordinary course of business. To a lesser extent, accounts payable also increased as a result of the increased amounts due to vendors during the golf season related to the golf and related operations segment.

Accrued payroll and other compensation increased to $1.1 million at June 30, 2018 compared to $0.7 million at December 31, 2017. The increase was primarily the result of timing of payment of certain accrued annual bonuses.

Deferred revenue relating to membership dues was approximately $4.0 million at June 30, 2018 compared to $2.7 million at December 31, 2017. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in memberships during the first six months of 2018. The number of members at June 30, 2018 was 4,502 compared to 4,338 at December 31, 2017.

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

Performance in the second quarter of 2018 compared with the second quarter of 2017

Overall Performance

Net operating revenues increased to $16.7 million in the second quarter of 2018 compared with $14.6 million in the second quarter of 2017. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $11.5 million in the second quarter of 2018 compared with $9.5 million in the second quarter of 2017. Net operating revenues of the golf and related operations segment were approximately $5.2 million in the second quarter of 2018 compared to $5.1 million in the second quarter of 2017.

Costs of operations related to the waste management segment increased to $9.1 million in the second quarter of 2018 compared with $7.5 million in the second quarter of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment was $4.1 million in both the second quarter of 2018 and 2017.

Depreciation and amortization expense was approximately $0.7 million in the second quarter of 2018 compared to $0.8 million in the second quarter of 2017.

Consolidated selling, general and administrative expenses were $2.2 million in the second quarter of 2018 compared with $2.1 million in the second quarter of 2017. The increase in selling, general and administrative costs was primarily due to increased employee related costs and, to a lesser extent, an increase in advertising and sales promotions during the golf season.

Interest expense was $0.2 million in both the second quarter of 2018 and 2017. During both the three month periods ended June 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.6 million, or $0.16 per share, in the second quarter of 2018 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.1 million, or $0.03 per share, in the second quarter of 2017.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $11.5 million in the second quarter of 2018 compared with $9.5 million in the second quarter of 2017. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business increased to $10.9 million in the second quarter of 2018 from $8.9 million in the second quarter of 2017. This increase was due to an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased $1.0 million between periods related to increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.2 million in the second quarter of 2018 compared with $5.2 million in the second quarter of 2017. In addition, net operating revenue increased between periods due to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $4.0 million in the second quarter of 2018 compared with $3.4 million in the second quarter of 2017. Net operating revenues related to managerial, consulting and clerical services also increased during the period. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services increased to $0.7 million in the second quarter of 2018 compared with $0.3 million in the second quarter of 2017.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in both the second quarter of 2018 and 2017. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells described below, there were no operating revenues during the second quarter of 2018 and 2017. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. Avalon appealed that decision in September 2015 to the Franklin County Court of Common Pleas, but that appeal was dismissed on a filing technicality. Avalon appealed the dismissal to the Ohio 10th District Court of Appeals, which found the Commission erred in its filing of their decision. Following the Commission’s proper notice, Avalon appealed again to the Franklin County Court of Common Pleas (the “Court”).

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th District Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held.

On July 31, 2018 the Ohio 10th District Court of Appeals issued its decision on the appeal. In the decision, the Ohio 10th District Court of Appeals overruled the majority of the Division’s assignments of error, but also found that the Franklin County Court of Common Pleas abused its discretion in issuing the restart order for the Company’s injection well.  The Ohio 10th District Court of Appeals therefore reinstated the previous Ohio Oil and Gas Commission decision in this matter. Based on the decision, operations of Company’s #2 injection well will remain suspended.  The Ohio 10th District Court of Appeals decision is appealable to the Ohio Supreme Court.

The Company is in the process of evaluating the decision in light of other ongoing litigation in this matter, and will vigorously pursue all available legal avenues.

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

The hearing was scheduled to commence on June 25, 2018. On June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling is made on the suspension order by the Ohio 10th District Court of Appeals. To date, the hearing date has not been rescheduled based on the July 31, 2018 decision from the Ohio 10th District Court of Appeals. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

Costs of operations related to the waste management segment increased to $9.1 million in the second quarter of 2018 compared with $7.5 million in the second quarter of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the second quarter of 2018 compared with 20% in the second quarter of 2017. The increased gross margin percentage was primarily attributable to increased net operating revenues on higher gross profit event work during the quarter.

Income before income taxes for the waste management services segment was approximately $1.0 million in the second quarter of 2018 compared to $0.7 million in the second quarter of 2017. Income before income taxes of the waste brokerage and management services business was approximately $1.1 million in the second quarter of 2018 compared to $0.8 million in the second quarter of 2017. The increased income before taxes was primarily attributable to the increased gross margin from the higher net operating revenues related to continuous work between periods and higher gross profit event work during the quarter. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the second quarter of 2018 and 2017. During both the second quarter of 2018 and 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million. The loss was primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $5.2 million in the second quarter of 2018 compared to $5.1 million in the second quarter of 2017. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a recreation center and a travel agency.

Food, beverage and merchandise sales were $2.2 million in the second quarter of 2018 compared to $2.3 million in the second quarter of 2017. The decrease was primarily due to a decrease in food, beverage and merchandise revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $3.0 million in the second quarter of 2018 compared to $2.8 million in the second quarter of 2017. Net operating revenues related to room rental was approximately $0.7 million in the second quarter of 2018 compared with $0.6 million in the second quarter of 2017. The increase in net operating revenues related to room rental was due to higher occupancy and associated average room rates during the second quarter of 2018 compared with the prior period. Membership dues revenue was approximately $1.3 million in the second quarter of 2018 and 2017. The increase in membership dues revenue attributable to the increase in membership rates that went into effect on the member’s annual renewal date was offset by a decrease in the average number of members between periods. The average number of members during the second quarter of 2018 was 4,512 compared to 4,678 in the prior period. Greens fees and associated cart rentals were approximately $0.5 million in both the second quarter of 2018 and 2017. Other revenues consisting of athletic, fitness, travel agency and spa related activities were approximately $0.5 million in the second quarter of 2018 compared to $0.4 million in the second quarter of 2017.

Cost of food, beverage and merchandise was approximately $0.9 million in the second quarter of 2018 compared to $1.0 million in the second quarter of 2017. The decrease is primarily attributable to lower food, beverage and merchandise sales. Golf and related operations operating costs decreased to approximately $3.1 million in the second quarter of 2018 compared with $3.2 million in the second quarter of 2017. The decrease was primarily attributable to lower employee related costs.

Income before income taxes for the golf and related operations was approximately $0.4 million in the second quarter of 2018 compared with $0.2 million in the second quarter of 2017. The change between periods was primarily due to higher occupancy and associated room rates attributable to The Avalon Inn and a decrease in employee related costs.

General Corporate Expenses

General corporate expenses were $0.7 million in both the second quarter of 2018 and 2017.

Interest Expense

Interest expense was $0.2 million in both the second quarter of 2018 and 2017. During both the three month periods ended June 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.6 million in the second quarter of 2018 compared to $0.1 million in the second quarter of 2017. Avalon recorded a state income tax provision in both the second quarter of 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2018 compared with the first six months of 2017

Overall Performance

Net operating revenues increased to $28.2 million in the first six months of 2018 compared with $25.3 million in the first six months of 2017. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $20.0 million in the first six months of 2018 compared with $17.1 million in the first six months of 2017. Net operating revenues of the golf and related operations segment were approximately $8.2 million in the first six months of 2018 and 2017.

Costs of operations related to the waste management segment increased to $15.8 million in the first six months of 2018 compared with $13.4 million in the first six months of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment decreased to $6.8 million in the first six months of 2018 compared with $7.1 million in the first six months of 2017. The decrease was primarily a result of lower food costs directly associated with the lower food revenue and lower employee related costs.

Depreciation and amortization expense was approximately $1.4 million in the first six months of 2018 compared to $1.5 million in the first six months of 2017.

Consolidated selling, general and administrative expenses were $4.4 million in the first six months of 2018 compared with $4.1 million in the first six months of 2017. The increase in selling, general and administrative costs was primarily due to increased legal and professional costs and, to a lesser extent, an increase in advertising and sales promotions during the golf season.

Interest expense was approximately $0.4 million in both the first six months of 2018 and 2017. During both the six month periods ended June 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.2 million, or $0.05 per share, in the first six months of 2018 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.8 million, or $0.21 per share, in the first six months of 2017.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $20.0 million in the first six months of 2018 compared with $17.1 million in the first six months of 2017.

The net operating revenues of the waste brokerage and management services business increased to $18.8 million in the first six months of 2018 from $16.0 million in the first six months of 2017. This increase was due to an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased $1.5 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $11.8 million in the first six months of 2018 compared with $10.3 million in the first six months of 2017. In addition, net operating revenue increased $0.9 million between periods due to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $6.2 million in the first six months of 2018 compared with $5.3 million in the first six months of 2017. Net operating revenues related to managerial, consulting and clerical services also increased during the period. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services increased to $0.8 million in the first six months of 2018 compared with $0.4 million in the first six months of 2017.

The net operating revenues of the captive landfill management operations were approximately $1.2 million in the first six months of 2018 compared to $1.1 million in the first six months of 2017. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells noted above, there were no operating revenues during the first six months of 2018 and 2017.

Costs of operations related to the waste management segment increased to $15.8 million in the first six months of 2018 compared with $13.4 million in the first six months of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in both the first six months of 2018 and 2017.

Income before income taxes for the waste management services segment was approximately $1.5 million in the first six months of 2018 compared to $1.2 million in the first six months of 2017. Income before income taxes of the waste brokerage and management services business was approximately $1.8 million in the first six months of 2018 compared to $1.4 million in the first six months of 2017. The increased income before taxes was primarily attributable to the increased gross margin from the higher net operating revenues related to both continuous and event work during the first six months of 2018. Income before income taxes of the captive landfill operations was approximately $0.2 million in both the first six months of 2018 and 2017. During the first six months of 2018 and 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.5 million and $0.4 million, respectively. The loss was primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $8.2 million in the first six months of 2018 and 2017.

Food, beverage and merchandise sales were $3.2 million in the first six months of 2018 compared to $3.4 million in the first six months of 2017. The decrease was primarily due to a decrease in food, beverage and merchandise revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $5.0 million in the first six months of 2018 compared to $4.8 million in the first six months of 2017. Net operating revenues related to room rental was approximately $1.0 million in the first six months of 2018 compared with $0.9 million in the first six months of 2017. The increase in net operating revenues related to room rental was due to higher occupancy and associated average room rates during the first six months of 2018 compared with the prior period. Membership dues revenue was approximately $2.6 million in the first six months of 2018 and 2017. The increase in membership dues revenue attributable to the increase in membership rates that went into effect on the member’s annual renewal date was offset by a decrease in the average number of members between periods. The average number of members during the first six months of 2018 was 4,442 compared to 4,700 in the prior period. Greens fees and associated cart rentals were $0.6 million in both the first six months of 2018 and 2017. Other revenues consisting of athletic, fitness, travel agency and spa related activities were approximately $0.8 million in the first six months of 2018 compared to $0.7 million in the first six months of 2017. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2018 and 2017.

Cost of operations for the golf and related operations segment decreased to $6.8 million in the first six months of 2018 compared with $7.1 million in the first six months of 2017. Cost of food, beverage and merchandise was approximately $1.4 million in the first six months of 2018 compared to $1.5 million in the first six months of 2017. The decrease is primarily attributable to the decreased food revenue its associated cost coupled with lower cost of food. Golf and related operations operating costs decreased to approximately $5.4 million in the first six months of 2018 compared with $5.6 million in the first six months of 2017. The decrease was primarily a result of lower employee related costs.

The golf and related operations broke even during the first six months of 2018 compared with a net loss before income taxes of $0.4 million in the first six months of 2017. The change between periods was primarily due to higher occupancy and associated room rates attributable to The Avalon Inn and a decrease in employee related costs.

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

General Corporate Expenses

General corporate expenses were $1.6 million in the first six months of 2018 compared to $1.5 million in the first six months of 2017. The increase in general corporate expenses related to higher legal and professional costs partially offset with decreased employee related costs.

Interest Expense

Interest expense was $0.4 million in both the first six months of 2018 and 2017. During both the three month periods ended June 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.2 million in the first six months of 2018 compared to $0.8 million in the first six months of 2017. Avalon recorded a state income tax provision in both the first six months of 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. Accounting Standards Codification Topic 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, and during the six months ended June 30, 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.  Avalon is still in the process of estimating the full tax impact and expects to finalize its adoption of this guidance at year end.

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

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension will allow the Chief to more fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity. Avalon appealed that decision in September 2015 to the Franklin County Court of Common Pleas, but that appeal was dismissed on a filing technicality. Avalon appealed the dismissal to the Ohio 10th District Court of Appeals, which found the Commission erred in its filing of their decision. Following the Commission’s proper notice, Avalon appealed again to the Franklin County Court of Common Pleas (the “Court”).

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

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order sets conditions for the restarting of AWMS #2 in accordance with the proposed restart plans filed by Avalon with minor revisions. While the Company was making preparations for restarting the well and opening the facility, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order on February 22, 2017. The Motion to Stay was granted by the Ohio 10th District Court of Appeals on March 21, 2017. On September 14, 2017, an appeal hearing was held.

On July 31, 2018 the Ohio 10th District Court of Appeals issued its decision on the appeal. In the decision, the Ohio 10th District Court of Appeals overruled the majority of the Division’s assignments of error, but also found that the Franklin County Court of Common Pleas abused its discretion in issuing the restart order for the Company’s injection well.  The Ohio 10th District Court of Appeals therefore reinstated the previous Ohio Oil and Gas Commission decision in this matter. Based on the decision, operations of Company’s #2 injection well will remain suspended.  The Ohio 10th District Court of Appeals decision is appealable to the Ohio Supreme Court.

The Company is in the process of evaluating the decision in light of other ongoing litigation in this matter, and will vigorously pursue all available legal avenues.

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

The hearing was scheduled to commence on June 25, 2018. On June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling is made on the suspension order by the Ohio 10th District Court of Appeals. To date, the hearing date has not been rescheduled based on the July 31, 2018 decision from the Ohio 10th District Court of Appeals. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief’s decision to temporarily suspend operations of the wells. Avalon estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the temporary suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $3.7 million at December 31, 2017 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at June 30, 2018.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary. There can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.5 million, the carrying value of the salt water injection wells at June 30, 2018.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2018, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017. The Company does not expect the adoption to have a material impact on an ongoing basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Borrowings under our Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date and 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum. Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2018, the interest rate on the Line of Credit Agreement was 5.00%. No amounts were outstanding under the Line of Credit Agreement at June 30, 2018. Effective July 1, 2018, the interest rate on the Line of Credit Agreement increased to 5.25%.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

On April 26, 2018, Avalon reported the voting results from the Annual Meeting held on April 26, 2018.

On May 31, 2018, Avalon reported that it entered into a new business loan agreement with Home Savings Bank, which provides for a line of credit of up to $5.0 million maturing on May 31, 2020. Avalon also reported that the existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, was terminated in conjunction with the new business loan agreement.

On July 30, 2018, Avalon issued a press release regarding the recent trading activity of the Company’s common stock.

On August 1, 2018, Avalon reported the Ohio 10th District Court of Appeals decision on the appeal of Company’s salt water injection well restart order.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 9, 2018	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)