Form 10-Q
period 2018-09-30
AVALON HOLDINGS CORP
filed 2018-11-08
CIK 1061069

2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

The registrant had 3,191,100 shares of its Class A Common Stock and 612,231 shares of its Class B Common Stock outstanding as of November 2, 2018.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net operating revenues:
Waste management services	$12,557	$10,831	$32,525	$27,934
Food, beverage and merchandise sales	2,285	2,326	5,531	5,702
Other golf and related operations	3,306	3,207	8,313	8,007
Total golf and related operations	5,591	5,533	13,844	13,709
Total net operating revenues	18,148	16,364	46,369	41,643

Costs and expenses:
Waste management services operating costs	9,863	8,792	25,615	22,219
Cost of food, beverage and merchandise	992	970	2,391	2,484
Golf and related operations operating costs	3,337	3,090	8,700	8,646
Depreciation and amortization expense	732	747	2,187	2,256
Selling, general and administrative expenses	2,297	2,240	6,737	6,305
Operating income (loss)	927	525	739	(267)

Other income (expense):
Interest expense	(167)	(176)	(512)	(528)
Other income, net	45	50	218	236
Income (loss) before income taxes	805	399	445	(559)

Provision for income taxes	52	29	112	81
Net income (loss)	753	370	333	(640)

Less net loss attributable to non-controlling interest in subsidiary	(96)	(177)	(340)	(382)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$849	$547	$673	$(258)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.22	$0.14	$0.18	$(0.07)
Diluted net income (loss) per share	$0.21	$0.14	$0.17	$(0.07)

Weighted average shares outstanding - basic	3,803	3,803	3,803	3,803
Weighted average shares outstanding - diluted	4,049	3,817	3,895	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,800	$1,025
Accounts receivable, less allowance for doubtful accounts of $268 in 2018 and $237 in 2017	11,334	9,906
Unbilled membership dues receivable	774	580
Inventories	881	850
Prepaid expenses	565	512
Other current assets	35	34
Total current assets	15,389	12,907

Property and equipment, net	45,169	43,215
Leased property under capital leases, net	6,198	6,360
Restricted cash	1,326	2,826
Noncurrent deferred tax asset	8	8
Other assets, net	55	62
Total assets	$68,145	$65,378

Liabilities and Equity
Current liabilities:
Current portion of obligations under capital leases	$234	$212
Current portion of long-term debt	570	547
Accounts payable	9,755	7,832
Accrued payroll and other compensation	1,020	739
Accrued income taxes	56	26
Other accrued taxes	340	372
Deferred membership dues revenue	3,351	2,718
Other liabilities and accrued expenses	761	658
Total current liabilities	16,087	13,104

Long-term debt, net of current portion	10,314	10,745
Obligations under capital leases, net of current portion	734	857
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	32	32
Class B Common Stock, $.01 par value	6	6
Paid-in capital	58,970	58,965
Accumulated deficit	(19,884)	(20,557)
Total Avalon Holdings Corporation Shareholders' Equity	39,124	38,446
Non-controlling interest in subsidiary	1,786	2,126
Total equity	40,910	40,572
Total liabilities and equity	$68,145	$65,378

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2018

							Total	Non-
							Avalon	controlling
	Shares		Common Stock		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2018	3,191	612	$32	$6	$58,965	$(20,557)	$38,446	$2,126	$40,572

Stock options - compensation costs	-	-	-	-	5	-	5	-	5

Net income (loss)	-	-	-	-	-	673	673	(340)	333

Balance at September 30, 2018	3,191	612	$32	$6	$58,970	$(19,884)	$39,124	$1,786	$40,910

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$333	$(640)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	2,187	2,256
Amortization of debt issuance costs	22	16
Compensation costs - stock options	5	10
Deferred rental income	-	(50)
Provision for losses on accounts receivable	34	17
Gain from disposal of vehicle	(17)	-
Change in operating assets and liabilities:
Accounts receivable	(1,462)	771
Unbilled membership dues receivable	(194)	(278)
Inventories	(31)	(152)
Prepaid expenses	(49)	(114)
Other assets	(4)	(4)
Accounts payable	1,338	(1,237)
Accrued payroll and other compensation	281	300
Accrued income taxes	30	(41)
Other accrued taxes	(45)	(152)
Deferred membership dues revenue	613	546
Other liabilities and accrued expenses	103	87
Net cash provided by operating activities	3,144	1,335

Cash flows from investing activities:
Capital expenditures	(2,012)	(1,464)
Acquisition of Boardman Tennis Center facility	(1,269)	-
Proceeds from disposal of vehicle	17	-
Net cash used in investing activities	(3,264)	(1,464)

Cash flows from financing activities:
Payments of debt issuance costs	(5)	(42)
Principal payments on term loan facility	(422)	(399)
Principal payments on capital lease obligations	(178)	(193)
Net cash used in financing activities	(605)	(634)

Decrease in cash, cash equivalents and restricted cash	(725)	(763)
Cash, cash equivalents and restricted cash at beginning of period	3,851	5,204
Cash, cash equivalents and restricted cash at end of period	$3,126	$4,441

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$585	$97
Significant non-cash investing and financing activities:
Capital lease obligations incurred	$77	$630

Cash paid during the period for interest	$490	$512
Cash paid during the period for income taxes	$82	$122

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2018, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. The Company does not expect the adoption to have a material impact on an ongoing basis (See Note 5).

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently reviewing its agreements and in the process of calculating the ROU asset and related lease liability for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases. The Company is also evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,800	$1,025
Restricted cash	1,326	2,826
Cash, cash equivalents and restricted cash	$3,126	$3,851

Note 5. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, Avalon adopted the new accounting standard FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments using the modified retrospective method for all contracts. The comparative information has not been adjusted and continues to be reported under Topic 605. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change. The adoption of ASC 606 did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, further described below, in our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017.

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been temporarily suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the temporary suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, the net operating revenues related to waste management services represented approximately 69% and 66%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2018 and 2017, the net operating revenues related to waste management services represented approximately 70% and 67%, respectively, of Avalon’s total consolidated net operating revenues.

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

For the three months ended September 30, 2018 and 2017, the net operating revenues related to the golf and related operations represented approximately 31% and 34%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2018 and 2017, the net operating revenues related to the golf and related operations represented approximately 30% and 33%, respectively, of Avalon’s total consolidated net operating revenues.

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

The following table presents our net operating revenues disaggregated by revenue source (in thousands, unaudited). The comparative information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under the previous revenue standard. Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Waste management and brokerage services	$12,009	$10,261	$30,779	$26,271
Captive landfill management operations	548	570	1,746	1,663
Total waste management services revenues	12,557	10,831	32,525	27,934
Food, beverage and merchandise sales	2,285	2,326	5,531	5,702
Membership dues revenue	1,278	1,285	3,871	3,881
Room rental revenue	739	698	1,781	1,578
Greens fees and cart rental revenue	865	849	1,460	1,425
Other revenue	424	375	1,201	1,123
Total golf and related operations revenue	5,591	5,533	13,844	13,709
Total net operating revenues	$18,148	$16,364	$46,369	$41,643

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. The allowance for doubtful accounts was approximately $0.3 million at September 30, 2018 and $0.2 million at December 31, 2017. At September 30, 2018 one customer accounted for 11% of the waste management services segment’s receivables and 10% of the consolidated receivables. At December 31, 2017, no one customer accounted for more than 10% of our accounts receivable.

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 were $0.8 million and $0.6 million, respectively.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2018 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Three months ended September 30, 2018
Contract Assets:
Unbilled membership dues receivable	$1,009	$184	$(419)	$774

Nine months ended September 30, 2018
Contract Assets:
Unbilled membership dues receivable	$580	$1,475	$(1,281)	$774

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 were $3.4 million and $2.7 million, respectively.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2018 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Three months ended September 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$4,034	$595	$(1,278)	$3,351

Nine months ended September 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$2,718	$4,504	$(3,871)	$3,351

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

Property and equipment at September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land and land improvements	$14,524	$14,318
Buildings and improvements	36,379	34,721
Machinery and equipment	9,577	9,151
Office furniture and fixtures	6,455	6,301
Vehicles	472	467
Construction in progress	1,597	294
	69,004	65,252
Less accumulated depreciation and amortization	(23,835)	(22,037)
Property and equipment, net	$45,169	$43,215

At September 30, 2018, the Company did not have any significant fixed contractual commitments for construction projects.

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

In 2018 and 2017, the golf and related operations entered into leases for a vehicle and golf course maintenance equipment that were determined to be capital leases. The amounts capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to these assets were approximately $0.8 million at September 30, 2018 and December 31, 2017.

In addition, during 2017, the captive landfill operations entered into a lease for a piece of equipment that was determined to be a capital lease. The amount capitalized in the Condensed Consolidated Balance Sheets under the caption “Leased property under capital leases, net” relating to this asset was approximately $0.1 million at September 30, 2018 and December 31, 2017.

Leased property under capital leases at September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Leased property under capital leases	$11,553	$11,361
Less accumulated amortization	(5,355)	(5,001)
Leased property under capital leases, net	$6,198	$6,360

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

For the three months ended September 30, 2018 and 2017, the diluted weighted average number of shares outstanding was 4,048,683 and 3,816,726, respectively.

For the nine months ended September 30, 2018, the diluted weighted average number of shares outstanding was 3,895,129. For the nine months ended September 30, 2017, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2017 was 3,844,639.

Note 9. Term Loan and Line of Credit Agreements

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At September 30, 2018 and December 31, 2017, the remaining proceeds of $1.3 million and $2.8 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at September 30, 2018 and December 31, 2017.

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

No amounts were drawn under the Line of Credit Agreement at September 30, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2018, the interest rate on the Line of Credit Agreement was 5.25%. Effective October 1, 2018, the interest rate on the Line of Credit Agreement increased to 5.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at September 30, 2018 and December 31, 2017.

During both the three and nine month periods ended September 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Obligations under the Company’s debt agreements at September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,042	$(158)	$10,884
Less current portion	589	(19)	570
Long-term debt	$10,453	$(139)	$10,314

	December 31, 2017
	Gross Amount	Debt Issuance Costs	Net Amount
Term loan agreement	$11,464	$(172)	$11,292
Less current portion	566	(19)	547
Long-term debt	$10,898	$(153)	$10,745

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending September 30,
2019	$589
2020	621
2021	655
2022	691
2023	728
Thereafter	7,758
Total	$11,042

Note 10. Income Taxes

During the three month periods ended September 30, 2018 and 2017, net income attributable to Avalon Holdings Corporation shareholders was $0.8 million and $0.5 million, respectively. The Company recorded net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million in the first nine months of 2018 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.3 million in the first nine months of 2017. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

On December 22, 2017, legislation commonly known as the Tax Act was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, and during the nine months ended September 30, 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.  Avalon is still in the process of estimating the full tax impact and expects to finalize its adoption of this guidance at year end.

Note 11. Long-Term Incentive Plan

The purpose of the Avalon Holdings Corporation 2009 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. Under the Plan, 1,300,000 shares have been reserved for the issuance of stock options of which 760,000 options were outstanding at September 30, 2018. The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors. In 2018 and 2017, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period.

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

The following table is a summary of the stock option activity:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2018	760,000	2.51	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2018	760,000	$2.51	$1.00
Options Vested	706,000
Exercisable at September 30, 2018	706,000

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

In the third quarter of 2018, the predetermined stock price was reached for exercising all vested options that have previously met the time vesting requirement.

Compensation costs were approximately $1,000 and $3,000 for the three months ended September 30, 2018 and 2017, respectively, and $5,000 and $10,000 for the nine months ended September 30, 2018 and 2017, respectively, based upon the estimated grant date fair value calculations. As of September 30, 2018, there was approximately $24,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5.67 years.

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

In August 2018, Avalon filed a complaint in the United States District Court for the Southern District of New York against Guy Gentile and MintBroker International, Ltd (collectively “MintBroker”). The complaint seeks to recover from MintBroker all short-swing trading profits realized through its purchases and subsequent sales of the Avalon Class A Common Stock during the six month period ending on or about August 1, 2018, in accordance with Section 16(b) of the Securities Exchange Act of 1934, as amended, based on MintBroker’s Schedule 13(d), Form 3 and Form 4 filings made with the Securities and Exchange Commission. A court date is tentatively scheduled in December 2018.

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

For the nine months ended September 30, 2018, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues. For the nine months ended September 30, 2017, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2017 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net operating revenues from:
Waste management services:
External customer revenues	$12,557	$10,831	$32,525	$27,934
Intersegment revenues	-	-	-	-
Total waste management services	12,557	10,831	32,525	27,934

Golf and related operations:
External customer revenues	5,591	5,533	13,844	13,709
Intersegment revenues	15	12	57	49
Total golf and related operations	5,606	5,545	13,901	13,758

Segment operating revenues	18,163	16,376	46,426	41,692
Intersegment eliminations	(15)	(12)	(57)	(49)
Total net operating revenues	$18,148	$16,364	$46,369	$41,643

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income (loss) before income taxes:
Waste management services	$1,244	$624	$2,768	$1,852
Golf and related operations	455	674	455	298
Segment income before income taxes	1,699	1,298	3,223	2,150
Corporate interest expense	(154)	(162)	(474)	(490)
Corporate other income, net	1	2	14	6
General corporate expenses	(741)	(739)	(2,318)	(2,225)
Income (loss) before income taxes	$805	$399	$445	$(559)

	September 30,	December 31,
	2018	2017
Identifiable assets:
Waste management services	$29,290	$26,449
Golf and related operations	47,819	45,188
Corporate	47,268	49,549
Subtotal	124,377	121,186
Elimination of intersegment receivables	(56,232)	(55,808)
Total	$68,145	$65,378

In comparing the total assets at September 30, 2018 with those at December 31, 2017, the increase in total assets of the waste management services segment of $2.8 million is a result of an increase in intersegment transactions, which are eliminated in consolidation, and an increase in accounts receivable partially offset by a lower net book value of property and equipment as a result of current year depreciation on the salt water injection wells. The increase in total assets of the golf and related operations segment of $2.6 million is primarily due to the acquisition of the Boardman Tennis Center facility and capital expenditures related to the expansion of The Avalon Inn, and to a lesser extent, an increase in accounts receivable, partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of $2.3 million is primarily due to a decrease in restricted cash that was released from restriction and subsequently utilized to fund the acquisition of the Boardman Tennis Center facility and a decrease in intersegment transactions, which are eliminated in consolidation, partially offset by an increase in operating cash and cash equivalents.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2018 and December 31, 2017, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On September 12, 2018, the Company appealed the Ohio 10th District Court of Appeals decision to the Ohio Supreme Court. Avalon will continue in its effort to receive a favorable ruling lifting the temporary suspension. The operations of Company’s #2 injection well will remain suspended until that time.

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

The hearing was scheduled to commence on June 25, 2018. On June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling is made on the suspension order by the Ohio 10th District Court of Appeals. On September 17, 2018, the Company filed a motion to lift the stay in the proceeding based on the Ohio 10th District Court of Appeals ruling. To date, the hearing date has not been rescheduled. The ODNR has stated that they will not oppose the lifting of the stay. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

At December 31, 2017, in accordance with FASB ASC 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement, Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief’s decision to temporarily suspend operations of the wells. Avalon believes the suspension order is temporary and will reopen and, as such, the Company estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $3.7 million at December 31, 2017 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at September 30, 2018.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary. Although the Company believes that the suspension order is temporary, there can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.3 million, the carrying value of the salt water injection wells at September 30, 2018.

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

In the third quarter of 2018, the Company started renovating the facility. The renovations include converting the facility into a multipurpose recreation center which will include indoor tennis courts, indoor basketball, volleyball and pickleball courts and a fitness area.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2018, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the renovation of the Avalon Athletic Club at Boardman and the continued renovation and expansion of The Avalon Inn as described below.

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

In the third quarter of 2018, the Company started renovating the facility. The renovations include converting the facility into a multipurpose recreation center which will include indoor tennis courts, indoor basketball, volleyball and pickleball courts and a fitness area.

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

During the nine months ended September 30, 2018, Avalon incurred capital expenditures of $2.6 million of which $2.0 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and approximately $0.1 million of such expenditures related to a vehicle acquired under a new capital lease agreement. During the nine months ended September 30, 2017, Avalon incurred capital expenditures of $2.2 million of which $1.5 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn and $0.6 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. In 2018 and 2017, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and recreation center and the addition of a new restaurant, bars, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2018 are expected to be in the range of $3 million to $4 million, funded with cash in our project fund account and cash generated from operations. Capital expenditures will principally relate to the continued renovation and expansion of The Avalon Inn, renovation of The Avalon Athletic Club at Boardman facility, building improvements and equipment purchases.

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provides for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At September 30, 2018 and December 31, 2017, the remaining proceeds of $1.3 million and $2.8 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings are secured by certain real property and related business assets as defined in the Term Loan Agreement. The Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at September 30, 2018 and December 31, 2017.

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

No amounts were drawn under the Line of Credit Agreement at September 30, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2018, the interest rate on the Line of Credit Agreement was 5.25%. Effective October 1, 2018, the interest rate on the Line of Credit Agreement increased to 5.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at September 30, 2018 and December 31, 2017.

During both the three and nine month periods ended September 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

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

At September 30, 2018 and December 31, 2017, there was a working capital deficit of $0.7 million and $0.2 million, respectively. Working capital was negatively impacted primarily by an increase in accounts payable and deferred membership dues revenue partially offset by an increase in cash and cash equivalents and accounts receivable.

Accounts receivable increased to $11.3 million at September 30, 2018 compared with $9.9 million at December 31, 2017. The increase was primarily the result of increased sales related to the waste management services segment in the third quarter of 2018 compared with the fourth quarter of 2017 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $12.6 million in the third quarter of 2018 compared with $10.5 million in the fourth quarter of 2017.

Unbilled membership dues receivable increased to $0.8 million at September 30, 2018 compared to $0.6 million at December 31, 2017 due to the associated timing of membership renewals which are billed on a monthly basis over the course of the annual agreement.

Accounts payable increased to $9.8 million at September 30, 2018 compared with $7.8 million at December 31, 2017. The increase in accounts payable is primarily due to an increase in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the increase in net operating revenues in the third quarter of 2018 compared with the fourth quarter of 2017 and the associated timing of those vendor payments in the ordinary course of business. To a lesser extent, accounts payable also increased due to the timing of payment related to a construction billing associated with the expansion of The Avalon Inn.

Accrued payroll and other compensation increased to $1.0 million at September 30, 2018 compared to $0.7 million at December 31, 2017. The increase was primarily the result of timing of payment of certain accrued bonuses.

Deferred revenue relating to membership dues was approximately $3.4 million at September 30, 2018 compared to $2.7 million at December 31, 2017. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in memberships during the first nine months of 2018. The number of members at September 30, 2018 was 4,424 compared to 4,338 at December 31, 2017.

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

Performance in the third quarter of 2018 compared with the third quarter of 2017

Overall Performance

Net operating revenues increased to $18.1 million in the third quarter of 2018 compared with $16.3 million in the third quarter of 2017. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $12.5 million in the third quarter of 2018 compared with $10.8 million in the third quarter of 2017. Net operating revenues of the golf and related operations segment were approximately $5.6 million in the third quarter of 2018 compared to $5.5 million in the third quarter of 2017.

Costs of operations related to the waste management segment increased to $9.9 million in the third quarter of 2018 compared with $8.8 million in the third quarter of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment was $4.3 million in the third quarter of 2018 compared to $4.1 million in the third quarter of 2017.

Depreciation and amortization expense was approximately $0.7 million in both the third quarter of 2018 and 2017.

Consolidated selling, general and administrative expenses were $2.3 million in the third quarter of 2018 compared with $2.2 million in the third quarter of 2017. The increase in selling, general and administrative costs was primarily due to increased employee related costs.

Interest expense was $0.2 million in both the third quarter of 2018 and 2017. During both the three month periods ended September 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.22 per share, in the third quarter of 2018 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.5 million, or $0.14 per share, in the third quarter of 2017.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $12.5 million in the third quarter of 2018 compared with $10.8 million in the third quarter of 2017. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste brokerage and management services business increased to $12.0 million in the third quarter of 2018 from $10.2 million in the third quarter of 2017. This increase was due to an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased $1.6 million between periods related to increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.6 million in the third quarter of 2018 compared with $5.0 million in the third quarter of 2017. In addition, net operating revenue increased between periods due to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $5.3 million in the third quarter of 2018 compared with $4.6 million in the third quarter of 2017. The increase in net operating revenues noted above were partially offset by a decrease in net operating revenues related to managerial, consulting and clerical services. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services decreased to $0.1 million in the third quarter of 2018 compared with $0.6 million in the third quarter of 2017.

The net operating revenues of the captive landfill management operations were approximately $0.5 million in the third quarter of 2018 compared to $0.6 million in the third quarter of 2017. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells described below, there were no operating revenues during the third quarter of 2018 and 2017. As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014, to immediately suspend all operations of both of Avalon’s saltwater injection wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and also that the saltwater injection wells pose a risk of increasing or creating seismic activity. The two saltwater injection wells are located approximately 112 feet apart. Based on these findings, the Chief ordered the immediate suspension of all operations of the two saltwater injection wells, until the Division could further evaluate the wells.

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

On September 12, 2018, the Company appealed the Ohio 10th District Court of Appeals decision to the Ohio Supreme Court. Avalon will continue in its effort to receive a favorable ruling lifting the temporary suspension. The operations of Company’s #2 injection well will remain suspended until that time.

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

The hearing was scheduled to commence on June 25, 2018. On June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling is made on the suspension order by the Ohio 10th District Court of Appeals. On September 17, 2018, the Company filed a motion to lift the stay in the proceeding based on the Ohio 10th District Court of Appeals ruling. To date, the hearing date has not been rescheduled. The ODNR has stated that they will not oppose the lifting of the stay. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

Costs of operations related to the waste management segment increased to $9.9 million in the third quarter of 2018 compared with $8.8 million in the third quarter of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the third quarter of 2018 compared with 18% in the third quarter of 2017. The increase in the overall gross margin percentage was attributable to the higher gross profit generated from both the continuous and event work projects during the quarter.

Income before income taxes for the waste management services segment was approximately $1.2 million in the third quarter of 2018 compared to $0.6 million in the third quarter of 2017. Income before income taxes of the waste brokerage and management services business was approximately $1.3 million in the third quarter of 2018 compared to $0.8 million in the third quarter of 2017. The increased income before taxes was primarily attributable to the increased net operating revenues and associated gross margin from both the continuous and event work projects during the quarter. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the third quarter of 2018 and 2017. During the third quarter of 2018 and 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million and $0.3 million respectively. The loss was primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $5.6 million in the third quarter of 2018 compared to $5.5 million in the third quarter of 2017. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a recreation center and a travel agency.

Food, beverage and merchandise sales were $2.3 million in both the third quarter of 2018 and 2017. Other net operating revenues related to the golf and related operations were $3.3 million in the third quarter of 2018 compared to $3.2 million in the third quarter of 2017. Net operating revenues related to room rental was approximately $0.7 million in both the third quarter of 2018 and 2017. Membership dues revenue was approximately $1.3 million in the third quarter of 2018 and 2017. The average number of members during the third quarter of 2018 was 4,446 compared to 4,412 in the prior period. Greens fees and associated cart rentals were approximately $0.9 million in the third quarter of 2018 compared to $0.8 million in the third quarter of 2017. Other revenues consisting of athletic, fitness, travel agency and spa related activities were approximately $0.4 million in both the third quarter of 2018 and 2017.

Cost of food, beverage and merchandise was approximately $1.0 million in both the third quarter of 2018 and 2017. Golf and related operations operating costs increased to approximately $3.3 million in the third quarter of 2018 compared with $3.1 million in the third quarter of 2017. The increase was primarily attributable to higher employee related costs.

Income before income taxes for the golf and related operations was approximately $0.5 million in the third quarter of 2018 compared with $0.7 million in the third quarter of 2017. The change between periods was primarily due to higher employee related costs.

General Corporate Expenses

General corporate expenses were $0.7 million in both the third quarter of 2018 and 2017.

Interest Expense

Interest expense was $0.2 million in both the third quarter of 2018 and 2017. During both the three month periods ended September 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.8 million in the third quarter of 2018 compared to $0.5 million in the third quarter of 2017. Avalon recorded a state income tax provision in both the third quarter of 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2018 compared with the first nine months of 2017

Overall Performance

Net operating revenues increased to $46.4 million in the first nine months of 2018 compared with $41.6 million in the first nine months of 2017. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $32.5 million in the first nine months of 2018 compared with $27.9 million in the first nine months of 2017. Net operating revenues of the golf and related operations segment were approximately $13.9 million in the first nine months of 2018 compared to $13.7 million in the first nine months of 2017.

Costs of operations related to the waste management segment increased to $25.6 million in the first nine months of 2018 compared with $22.2 million in the first nine months of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations for the golf and related operations segment were $11.1 million in both the first nine months of 2018 and 2017.

Depreciation and amortization expense was approximately $2.2 million in the first nine months of 2018 compared to $2.3 million in the first nine months of 2017.

Consolidated selling, general and administrative expenses were $6.7 million in the first nine months of 2018 compared with $6.3 million in the first nine months of 2017. The increase in selling, general and administrative costs was primarily attributable to higher employee related costs and, to a lesser extent, an increase in advertising and sales promotions during the golf season and higher professional costs.

Interest expense was approximately $0.5 million in both the first nine months of 2018 and 2017. During both the nine month periods ended September 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million, or $0.18 per share, in the first nine months of 2018 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.3 million, or $0.07 per share, in the first nine months of 2017.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $32.5 million in the first nine months of 2018 compared with $27.9 million in the first nine months of 2017.

The net operating revenues of the waste brokerage and management services business increased to $30.8 million in the first nine months of 2018 from $26.3 million in the first nine months of 2017. This increase was due to an increase in net operating revenues relating to continuous work of the waste disposal brokerage business. Continuous work of the waste disposal brokerage business increased $3.1 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $18.4 million in the first nine months of 2018 compared with $15.3 million in the first nine months of 2017. In addition, net operating revenue increased $1.6 million between periods due to event work relating to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $11.5 million in the first nine months of 2018 compared with $9.9 million in the first nine months of 2017. The increase in net operating revenues noted above were partially offset by a decrease in net operating revenues related to managerial, consulting and clerical services. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services decreased to $0.9 million in the first nine months of 2018 compared with $1.1 million in the first nine months of 2017.

The net operating revenues of the captive landfill management operations were approximately $1.7 million in the first nine months of 2018 compared to $1.6 million in the first nine months of 2017. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the temporary suspension of the salt water injections wells noted above, there were no operating revenues during the first nine months of 2018 and 2017.

Costs of operations related to the waste management segment increased to $25.6 million in the first nine months of 2018 compared with $22.2 million in the first nine months of 2017. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first nine months of 2018 compared to 20% in the first nine months of 2017. The increase in the overall gross margin percentage was attributable to the higher gross profit generated from event work projects during the first nine months of 2018.

Income before income taxes for the waste management services segment was approximately $2.8 million in the first nine months of 2018 compared to $1.9 million in the first nine months of 2017. Income before income taxes of the waste brokerage and management services business was approximately $3.1 million in the first nine months of 2018 compared to $2.3 million in the first nine months of 2017. The increased income before taxes was primarily attributable to the increased gross margin from the higher net operating revenues related to both continuous and event work during the first nine months of 2018. Income before income taxes of the captive landfill operations was approximately $0.3 million in the first nine months of 2018 and 2017. During the first nine months of 2018 and 2017, the salt water injection wells incurred a loss before income taxes of approximately $0.6 million and $0.7 million, respectively. The loss was primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes described above.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $13.9 million in the first nine months of 2018 compared to $13.7 million in the first nine months of 2017.

Food, beverage and merchandise sales were $5.5 million in the first nine months of 2018 compared to $5.7 million in the first nine months of 2017. The decrease was primarily due to a decrease in food and beverage revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $8.4 million in the first nine months of 2018 compared to $8.0 million in the first nine months of 2017. Net operating revenues related to room rental was approximately $1.8 million in the first nine months of 2018 compared with $1.6 million in the first nine months of 2017. The increase in net operating revenues related to room rental was due to higher occupancy and associated average room rates during the first nine months of 2018 compared with the prior period. Membership dues revenue was approximately $3.9 million in both the first nine months of 2018 and 2017. The increase in membership dues revenue attributable to the increase in membership rates that went into effect on the member’s annual renewal date was offset by a decrease in the average number of members between periods. The average number of members during the first nine months of 2018 was 4,443 compared to 4,604 in the prior period. Greens fees and associated cart rentals were $1.5 million in the first nine months of 2018 compared to $1.4 million in the first nine months of 2017. Other revenues consisting of athletic, fitness, travel agency and spa related activities were approximately $1.2 million in the first nine months of 2018 compared to $1.1 million in the first nine months of 2017. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2018 and 2017.

Cost of operations for the golf and related operations segment were $11.1 million in both the first nine months of 2018 and 2017. Cost of food, beverage and merchandise was approximately $2.4 million in the first nine months of 2018 compared to $2.5 million in the first nine months of 2017. The decrease is primarily attributable to the decreased food revenue and its associated cost coupled with lower average cost of food. Golf and related operations operating costs increased to approximately $8.7 million in the first nine months of 2018 compared with $8.6 million in the first nine months of 2017. The increase was primarily a result of higher employee related costs and increased use of lawn care maintenance products for the golf courses.

Income before taxes for the golf and related operations was $0.5 million in the first nine months of 2018 compared with $0.3 million in the first nine months of 2017. The change between periods was primarily due to higher occupancy and associated room rates attributable to The Avalon Inn.

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

General Corporate Expenses

General corporate expenses were $2.3 million in the first nine months of 2018 compared to $2.2 million in the first nine months of 2017. The increase in general corporate expenses related to higher legal and professional costs.

Interest Expense

Interest expense was $0.5 million in both the first nine months of 2018 and 2017. During both the three month periods ended September 30, 2018 and 2017, the weighted average interest rate on outstanding borrowings was 5.35%.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million in the first nine months of 2018 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.3 million in the first nine months of 2017. Avalon recorded a state income tax provision in both the first nine months of 2018 and 2017, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. Accounting Standards Codification Topic 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, and during the nine months ended September 30, 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.  Avalon is still in the process of estimating the full tax impact and expects to finalize its adoption of this guidance at year end.

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

On September 12, 2018, the Company appealed the Ohio 10th District Court of Appeals decision to the Ohio Supreme Court. Avalon will continue in its effort to receive a favorable ruling lifting the temporary suspension. The operations of Company’s #2 injection well will remain suspended until that time.

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

The hearing was scheduled to commence on June 25, 2018. On June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling is made on the suspension order by the Ohio 10th District Court of Appeals. On September 17, 2018, the Company filed a motion to lift the stay in the proceeding based on the Ohio 10th District Court of Appeals ruling. To date, the hearing date has not been rescheduled. The ODNR has stated that they will not oppose the lifting of the stay. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

At December 31, 2017, Avalon assessed the recoverability of the carrying values of the salt water injection wells based on the Chief’s decision to temporarily suspend operations of the wells. Avalon believes the suspension order is temporary and will reopen and, as such, the Company estimated future cash flows directly associated with and which are expected to arise as a direct result of the wells once the suspension is lifted. The assumptions used by management in developing the estimates of future cash flows were based on current market conditions and comparable prior periods while in operation. Based on the estimated undiscounted sum of the future cash flows, the net book value of the property, plant and equipment relating to the wells of approximately $3.7 million at December 31, 2017 was recoverable in less than the estimated remaining useful life of those assets. There were no changes to this assessment at September 30, 2018.

Management continues to consider whether indicators of impairment are present and tests for recoverability, as necessary. Although the Company believes that the suspension order is temporary, there can be no guarantee that the salt water injection wells will resume operations. If management concludes that the suspension is other than temporary and the carrying amount of the salt water injection wells are not recoverable, Avalon may record an impairment charge up to $3.3 million, the carrying value of the salt water injection wells at September 30, 2018.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates golf courses and related clubhouses at each of its three facilities. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2018, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. The Company does not expect the adoption to have a material impact on an ongoing basis.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Avalon is currently reviewing its agreements and in the process of calculating the ROU asset and related lease liability for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases. The Company is also evaluating the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and related disclosures. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Avalon does not have significant exposure to changing interest rates. Borrowings under our Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date and 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum. Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2018, the interest rate on the Line of Credit Agreement was 5.25%. Effective October 1, 2018, the interest rate on the Line of Credit Agreement increased to 5.50%. No amounts were outstanding under the Line of Credit Agreement at September 30, 2018.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 8, 2018	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)