Form 10-K
period 2018-12-31
AVALON HOLDINGS CORP
filed 2019-03-14
CIK 1061069

2018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes          No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 1, 2019 was $8.3 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 1, 2019 was approximately $1,482. The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 1, 2019.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2018 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2018 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In August 2013, AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. As further described below, based on the Chief of the Division of Oil and Gas Resources Management’s decision, the operations of the two salt water injection wells are currently suspended.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn. The primary assets of The Avalon Inn include the hotel, indoor junior Olympic size swimming pool, fitness center, restaurants, bars, banquet and conference facilities and adjoining recreation and tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. In 2018, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

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

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center in Boardman, Ohio for approximately $1.3 million in cash. Subsequent to the acquisition, the Boardman Tennis Center was renamed the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the tennis building and associated land. In 2018, the Avalon Athletic Club at Boardman was in operation but in the process of being renovated. The renovations include the conversion of the facility into a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. The facilities interior renovations were completed in the first quarter of 2019. The Avalon Athletic Club at Boardman operates as part of its Avalon Golf and Country Club.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, dining, banquet and conference facilities and a travel agency. In 2018, no customer individually accounted for 10% or more of the waste management services segment’s net operating revenues to external customers. In 2017, one customer of the waste management services segment, Koppers Holdings Inc., accounted for 12% of the waste management services segment’s net operating revenues to external customers and 9% of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2018 and 2017, the net operating revenues of the waste management services segment represented approximately 72% and 69%, respectively, of Avalon’s total consolidated net operating revenues.

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

AWMS Holdings, LLC formed its first wholly owned subsidiary, AWMS Rt. 169, LLC, to own and operate two salt water injection wells. AWMS Rt. 169, LLC leases 5.2 acres on which the salt water injection wells are located. As further described below, based on the Chief of the Division of Oil and Gas Resources Management’s decision, the operations of the two salt water injection wells are currently suspended.

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of three golf courses and related country clubs and facilities, a hotel and its associated amenities, an athletic center and a travel agency. For the years 2018 and 2017, the net operating revenues of the golf and related operations segment represented approximately 28% and 31%, respectively, of Avalon’s total consolidated net operating revenues.

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

In October 2006, Avalon, through its subsidiary, Avalon Country Club of Sharon, Inc., completed the acquisition of the Sharon Country Club assets. The primary assets of Sharon include the golf course and clubhouse which includes, dining and banquet facilities, a swimming pool, salon and spa services and a fitness center. Sharon generates its revenue in the same manner as ALGI and TBG, but also generates revenues from its fitness center and salon and spa services.

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2018, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Avalon Inn. The primary assets of The Avalon Inn include the hotel, indoor junior Olympic size swimming pool, fitness center, restaurants, bars, banquet and conference facilities and adjoining tennis center. The Avalon Inn is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn earns revenues through room rentals, food and beverage sales, merchandise sales, tennis and fitness activities. In 2018, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. The Avalon Inn operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed ARCI, a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Avalon Inn.

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center in Boardman, Ohio for approximately $1.3 million in cash. Subsequent to the acquisition, the Boardman Tennis Center was renamed the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the tennis building and associated land. In 2018, The Avalon Athletic Club at Boardman was in operation but in the process of being renovated. The renovations include the conversion of the facility into a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. The facilities interior renovations were completed in the first quarter of 2019. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Avalon Inn can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities. The Avalon Athletic Club at Boardman operates as part of its Avalon Golf and Country Club.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. Consequently, as of the date of enactment, and during 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.

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

Insurance

Avalon carries $11,000,000 of liability insurance coverage. This insurance includes coverage for comprehensive general liability, automobile liability and other customary coverage. In addition, Avalon also carries $6,000,000 of separate liability insurance coverage for the golf courses and related operations. Avalon carries comprehensive property damage coverage and, also, professional liability insurance for its fitness, swimming, salon and spa activities. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2018, Avalon had 455 employees, 31 of whom were employed by the waste management services segment, 401 of whom were employed by the golf and related operations and 23 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

A significant source of the golf and related operations revenues is derived from the members of the Avalon Golf and Country Club. Members are obligated to pay dues for a one year period. As such, the golf and related operations is primarily dependent on the sale and renewal of memberships in the Avalon Golf and Country Club, on a year to year basis.

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

In the fourth quarter of 2018, Avalon recorded a non-cash, pre-tax impairment charge of approximately $3.3 million representing the full carrying value of the Company’s salt water injection wells property and equipment. The conclusion was made in connection with the Company’s annual impairment testing and the overall uncertainty that the Company’s salt water injection wells will resume operations and generate future cash flows, as further discussed below.

The impairment charge is included in the operations related to the waste management service’s segment for the fiscal year ended December 31, 2018. No cash expenditures were recorded as a result of the impairment charge. The impairment charge did not affect Avalon’s compliance with debt covenants under its Term Loan or Line of Credit agreements.

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

As a result of a seismic event with a magnitude of 2.1 occurring on August 31, 2014, the Chief of the Division of Oil and Gas Resources Management (“Chief” or “Division”) issued Orders on September 3, 2014 to immediately suspend all operations of Avalon’s two saltwater injection wells until the Division could further evaluate the wells. The Orders were based on the findings that the two saltwater injection wells were located in close proximity to an area of known seismic activity and that the saltwater injection wells pose a risk of increasing or creating seismic activity.

On September 5, 2014, Avalon submitted the information required by the Chief’s Order in regards to its AWMS #1 injection well, and the Chief lifted the suspension for that well on September 18, 2014. On September 19, 2014, Avalon submitted information and a written plan required by the Chief’s Order proposing the establishment of certain operations and management controls on injections for the AWMS #2 injection well. To date, the Division has not responded to that plan despite Avalon’s request for feedback.

On October 2, 2014, Avalon filed an appeal with the Ohio Oil and Gas Commission (the “Commission”) disputing the basis for suspending operations of AWMS #2 and also the authority of the Chief to immediately suspend such operations. On March 11, 2015, an appeal hearing was held. The Chief stated during the hearing that the suspension order is temporary, and he expects that AWMS #2 will be allowed to resume operations once the state’s final policymaking is complete.

On August 12, 2015, the Commission upheld the temporary suspension of injection operations of AWMS #2 stating that the temporary suspension would allow the Chief more time to fully evaluate the facts in anticipation of the Division’s implementation of a comprehensive regulatory plan that will specifically address injection-induced seismicity.

Avalon appealed that decision to the Franklin County Court of Common Pleas (the “Court”), and on November 1, 2016 an appeal hearing was held in that Court. On December 23, 2016, the Court issued its Decision and Order in Avalon’s favor, and vacated the Commission’s decision. The Court found that the Division’s suspension and refusal to work with the Company over the 26 month period was arbitrary and not in accordance with reason.  Subsequent to the ruling, and in accordance with the Court’s Decision and Order, both Avalon and the Division submitted their proposed restart plans to the Court. Avalon’s plan sets forth both the initial volumes and pressures and increases in volume and pressure while continuously monitoring seismicity and addressing the concerns of public health and safety.

On February 21, 2017, the Court issued its Final Decision and Order. The Court’s Final Decision and Order set forth conditions for restarting the AWMS #2 salt water injection well in accordance with the proposed restart plans filed by Avalon with minor revisions. On February 22, 2017, the Division appealed the Final Decision and Order and filed a Motion to Stay the Court Order. The Motion to Stay was granted by the Ohio 10th District Court of Appeals on March 21, 2017.

On September 14, 2017, an appeal hearing was held in the Ohio 10th District Court of Appeals and only July 31, 2018 a decision was issued on the appeal. The decision reinstated the previous Ohio Oil and Gas Commission decision in this matter.

On September 12, 2018, the Company appealed the Ohio 10th District Court of Appeals decision to the Supreme Court of Ohio. On November 21, 2018, Avalon, received notice from the Supreme Court of Ohio that the court would not accept for review the Company’s appeal of the Ohio 10th District Court of Appeals decision on the Division of Oil and Gas Resources Management’s appeal of the Franklin County Court of Common Pleas February 21, 2017 entry allowing restart of the Company’s AWMS Water Solutions, LLC #2 salt water injection well.

Based on the Supreme Court of Ohio’s decision not to accept the Company’s appeal for review and the economically unfeasible conditions required by the Division of Oil & Gas Resources Management proposed restart plan, management of Avalon and its Board of Directors concluded that the injection wells would not resume operations in the near future and that the carrying value of the salt water injection wells was not recoverable. In the fourth quarter of 2018, the Company recorded an impairment charge of approximately $3.3 million, the full carrying value of the Company’s salt water injection wells.

There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

In addition, on August 26, 2016, Avalon filed a complaint in the 11th Appellate District Court in Trumbull County, Ohio for a Peremptory Writ of Mandamus to compel the Director of the Ohio Department of Natural Resources (“ODNR”) to initiate appropriations procedures to determine damages from the illegal regulatory taking of the Company’s property, or issue an alternative remedy at law. The Company believes that the actions, and lack of responsible actions, by the ODNR is a clear violation of the Company’s property rights and a violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; Article I, Section 19 of the Ohio Constitution; and Ohio Revised Code Chapter 163.

The hearing was originally scheduled to commence on June 25, 2018 but on June 8, 2018, the 11th Appellate District Court in Trumbull County, Ohio issued a motion to stay all further proceedings in the writ of mandamus action until a ruling was made on the suspension order by the Ohio 10th District Court of Appeals. On September 17, 2018, the Company filed a motion to lift the stay in the proceeding based on the Ohio 10th District Court of Appeals ruling. On January 29, 2019, the 11th Appellate District Court in Trumbull County, Ohio lifted the stay. To date, the hearing date has not been rescheduled. The Company intends to vigorously pursue the complaint and obtain due process and fair compensation.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates three golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2018, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. Consequently, as of the date of enactment, and during 2018, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2018.

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

Avalon Country Club at Sharon, Inc. owns an 18-hole golf course on approximately 130 acres. The clubhouse and recreational facilities are approximately 80,000 square feet and include a pro shop, dining and banquet facilities, an outdoor swimming pool, a salon and spa and fitness center.

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

The Avalon Mahoning Sports Center, Inc. owns a 55,000 square foot tennis and athletic facility that includes 6 indoor tennis, basketball, volleyball and pickelball courts and a fitness area, on approximately 3.5 acres in Youngstown, Ohio.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2018 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER matters and issuer purchases of equity securities

Page(s)
Common stock information	49
Dividend policy	49

On November 23, 2018, the Company sold 100 shares of its Class B Common Stock, $.01 par value (“Class B Common Stock”), to Christine M. Bell, President of Avalon Golf and Country Club, Inc., a wholly owned subsidiary of Avalon Holdings Corporation.  The sale was authorized by the Board of Directors of the Company on November 2, 2018.  The aggregate price for the shares, $298, was based on the closing price for the Company’s Class A Common Stock, $.01 par value (“Class A Common Stock”), on the date prior to the acceptance of the executed copy of the subscription agreement.  No underwriting discount or commissions were paid.

The sale of the shares to Ms. Bell was not registered based on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The shares were offered and sold only to Ms. Bell, who is a member of the management team of the Company.  Ms. Bell provided the customary assurances with respect to purchases of shares in a private placement.  The certificate for the purchased shares bears a legend regarding the fact that the shares may be transferred only in compliance with applicable securities laws.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-17

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	45

Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and 2017	18
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	19
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	20
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017	21
Notes to Consolidated Financial Statements	22-44

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2018 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 46 of our 2018 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	71	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	42	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	72	Chief Administrative Officer
Clifford P. Davis	56	Chief Technology Officer
Kenneth J. McMahon	66	Chief Executive Officer and President of American Waste Management Services, Inc.

The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of Avalon or its subsidiaries, as the case may be.

Ronald E. Klingle has been a director and Chairman of the Board of the Company since June 1998. He was Chief Executive Officer from June 1998 until December 2002. He reassumed and held the position of Chief Executive Officer from March 15, 2004 until February 28, 2010. On February 16, 2011 he again assumed the position of Chief Executive Officer. Mr. Klingle has over 40 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer of the Company.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Report of Independent Registered Public Accounting Firm (See Part II, Item 8 of this report regarding incorporation by reference from the 2018 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2018 and 2017, should be read in conjunction with the previously referenced financial statements.

Schedule II - Valuation and Qualifying Accounts

The financial statement schedule is located on page 20 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

10.11

Business Loan Agreement (Asset Based), dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.12

Promissory Note, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.13

Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Landfill Management, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.14

Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste NJ LLC, as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.15

Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.16

Loan Documents Addendum, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on page 33 of the 2018 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2018 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Avalon Holdings Corporation Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL Instance, submitted electronically herewith.

Exhibit 101.SCH XBRL Taxonomy Extension Schema, submitted electronically herewith.

Exhibit 101.CAL XBRL Taxonomy Extension Calculation, submitted electronically herewith.

Exhibit 101.DEF XBRL Taxonomy Extension Definition, submitted electronically herewith.

Exhibit 101.LAB XBRL Taxonomy Extension Labels, submitted electronically herewith.

Exhibit 101.PRE XBRL Taxonomy Extension Presentation, submitted electronically herewith.

(b)	Reports on Form 8-K

On November 23, 2018, Avalon reported that on November 21, 2018, AWMS Water Solutions, LLC, a wholly owned subsidiary of Avalon, received notice from the Supreme Court of Ohio that the court would not accept for review the Company’s appeal of the Ohio 10th District Court of Appeals decision on the Division of Oil and Gas Resources Management’s appeal of the Franklin County Court of Common Pleas February 21, 2017 entry allowing restart of the Company’s AWMS Water Solutions, LLC #2 salt water injection well.

On December 6, 2018, Avalon reported that Avalon and its Board of Directors concluded that a non-cash, pre-tax impairment charge would be recorded in the fourth quarter of the fiscal year ending December 31, 2018, representing the full carrying value of the Company’s salt water injection wells.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of March, 2019.

AVALON HOLDINGS CORPORATION (Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 14th day of March, 2019.

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
David G. Bozanich

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2018
Allowance for doubtful accounts	$237	$42		$-	$24	(1)	$255
Deferred tax asset valuation allowance	$1,313	$568	(2)	$-	$-		$1,881

Year ended December 31, 2017
Allowance for doubtful accounts	$235	$6		$-	$4	(1)	$237
Deferred tax asset valuation allowance	$1,453	$(140	) (2)	$-	$-		$1,313

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2018 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –BDO USA, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation