Form 10-Q
period 2019-03-31
AVALON HOLDINGS CORP
filed 2019-05-09
CIK 1061069

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________ to ________________

Commission file number 1-14105

AVALON HOLDINGS CORPORATION

 (Exact name of registrant as specified in its charter)

Ohio	34-1863889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Way, Warren, Ohio	44484-5555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 856-8800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value	AWX	NYSE American

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 3, 2019.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Net operating revenues:
Waste management services	$11,434	$8,458

Food, beverage and merchandise sales	1,082	1,040
Other golf and related operations	2,092	2,018
Total golf and related operations	3,174	3,058
Total net operating revenues	14,608	11,516

Costs and expenses:
Waste management services operating costs	9,248	6,662
Cost of food, beverage and merchandise	515	467
Golf and related operations operating costs	2,532	2,217
Depreciation and amortization expense	600	729
Selling, general and administrative expenses	2,231	2,225
Operating loss	(518)	(784)

Other income (expense):
Interest expense	(163)	(171)
Other income, net	68	60
Loss before income taxes	(613)	(895)

Provision for income taxes	40	19
Net loss	(653)	(914)

Less net loss attributable to non-controlling interest in subsidiary	(15)	(115)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(638)	$(799)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net loss per share	$(0.16)	$(0.21)

Weighted average shares outstanding - basic and diluted	3,875	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,237	$1,406
Accounts receivable, less allowance for doubtful accounts of $262 at March 31, 2019 and $255 at December 31, 2018	11,185	12,197
Unbilled membership dues receivable	672	554
Inventories	919	820
Prepaid expenses	646	622
Other current assets	39	31
Total current assets	14,698	15,630

Property and equipment, net	43,311	42,534
Property and equipment under finance leases, net	5,984	6,068
Operating lease right-of-use assets	1,631	-
Restricted cash	2,976	502
Noncurrent deferred tax asset	8	8
Other assets, net	26	27
Total assets	$68,634	$64,769

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$709	$578
Current portion of obligations under finance leases	239	236
Current portion of obligations under operating leases	493	-
Accounts payable	10,274	10,454
Accrued payroll and other compensation	824	872
Accrued income taxes	81	84
Other accrued taxes	306	405
Deferred membership dues revenue	3,316	2,899
Other liabilities and accrued expenses	784	793
Total current liabilities	17,026	16,321

Long-term debt, net of current portion	12,853	10,167
Obligations under finance leases, net of current portion	676	688
Obligations under operating leases, net of current portion	1,138	-
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,142	59,141
Accumulated deficit	(22,339)	(21,701)
Total Avalon Holdings Corporation Shareholders' Equity	36,842	37,479
Non-controlling interest in subsidiary	(1)	14
Total equity	36,841	37,493
Total liabilities and equity	$68,634	$64,769

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2019

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2019	3,263,647	611,784	$33	$6	$59,141	$(21,701)	$37,479	$14	$37,493

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(638)	(638)	(15)	(653)

Balance at March 31, 2019	3,263,647	611,784	33	6	59,142	(22,339)	36,842	(1)	36,841

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(653)	$(914)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	600	729
Amortization of debt issuance costs	6	6
Compensation costs - stock options	1	2
Provision for losses on accounts receivable	9	11
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	1,003	1,615
Unbilled membership dues receivable	(118)	(114)
Inventories	(99)	(132)
Prepaid expenses	(25)	6
Other assets	(7)	7
Accounts payable	(1,104)	(887)
Accrued payroll and other compensation	(48)	(71)
Accrued income taxes	(3)	(13)
Other accrued taxes	(99)	(71)
Deferred membership dues revenue	417	409
Other liabilities and accrued expenses	(9)	187
Net cash provided by (used in) operating activities	(129)	770

Cash flows from investing activities:
Capital expenditures	(369)	(272)
Acquisition of Boardman Tennis Center facility	-	(1,269)
Net cash used in investing activities	(369)	(1,541)

Cash flows from financing activities:
Proceeds under term loan facility	3,000	-
Payments of debt issuance costs	(42)	-
Principal payments on term loan facility	(146)	(139)
Principal payments on finance lease obligations	(9)	(3)
Net cash provided by (used in) financing activities	2,803	(142)

Increase (decrease) in cash, cash equivalents and restricted cash	2,305	(913)
Cash, cash equivalents and restricted cash at beginning of period	1,908	3,851
Cash, cash equivalents and restricted cash at end of period	$4,213	$2,938

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$924	$24
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligaitons	$1,681	$-

Cash paid during the period for interest	$153	$165
Cash paid during the period for income taxes	$43	$32

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of three golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. ARCI also owns and operates a hotel and related resort amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts.

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2018 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2019, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients. As a result of adoption, the Company recorded a ROU asset and related lease liability of approximately $1.7 million for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases (See Note 7).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. The Company does not expect the adoption to have a material impact on an ongoing basis (See Note 5).

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

Accounting Standards Not Yet Adopted

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Avalon Inn in accordance with the provisions of the loan and security agreements (See Note 9).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$1,237	$1,406
Restricted cash	2,976	502
Cash, cash equivalents and restricted cash	$4,213	$1,908

Note 5. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, Avalon adopted the new accounting standard FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments using the modified retrospective method for all contracts. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change. The adoption of ASC 606 did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, further described below, in our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, the net operating revenues related to waste management services represented approximately 78% and 73%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2019 and 2018, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of three golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2019 and 2018.

For the three months ended March 31, 2019 and 2018, the net operating revenues related to the golf and related operations represented approximately 22% and 27%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2019 and 2018, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

For food, beverage, and merchandise sales, greens fees and associated cart rental, fitness activities, salon and spa services and other ancillary services, the transaction price is the set price charged by the Company for those goods or services. Upon purchase of the good or service, the Company transfers control of the good or service to the customer and the customer immediately consumes the benefits of the Company’s performance and, as such, we recognize revenue at the point of sale. Amounts paid in advance, such as deposits on overnight lodging or for banquet or conferences facilities, are recorded as a liability until the goods or services are provided to the customer (see Contract Liabilities below).

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2019 and 2018 (in thousands). Sales and other taxes are excluded from revenues.

	2019	2018
Waste management and brokerage services	$10,798	$7,875
Captive landfill management operations	636	583
Total waste management services revenues	11,434	8,458
Food, beverage and merchandise sales	1,082	1,040
Membership dues revenue	1,322	1,286
Room rental revenue	336	376
Greens fees and cart rental revenue	41	38
Other revenue	393	318
Total golf and related operations revenue	3,174	3,058
Total net operating revenues	$14,608	$11,516

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2019 and December 31, 2018, accounts receivable, net, related to our waste management services segment were approximately $9.8 million and $11.2 million, respectively. No one customer of the waste management services segment accounted for 10% or more of Avalon’s waste management services segment or consolidated net receivables at March 31, 2019. At December 31, 2018 two customers accounted for approximately 25% of the waste management services segment’s receivables and 23% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.4 million at March 31, 2019 and $1.0 million at December 31, 2018. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2019 or December 31, 2018.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. Allowance for doubtful accounts was approximately $0.3 million at both March 31, 2019 and December 31, 2018.

The following table presents changes in our allowance for doubtful accounts during the three months ended at March 31, 2019 and 2018 (in thousands):

		Provision	Write-offs
	Balance at	for Doubtful	less	Balance at
	Beginning of Period	Accounts	Recoveries	End of Period
Three months ended March 31, 2019
Allowance for doubtful accounts	$255	$9	$(2)	$262
Three months ended March 31, 2018
Allowance for doubtful accounts	$237	$11	$3	$251

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.7 million at March 31, 2019 and $0.6 million at December 31, 2018.

The following table presents changes in our contract assets during the three months ended March 31, 2019 and 2018 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Three months ended March 31, 2019
Contract Assets:
Unbilled membership dues receivable	$554	$551	$(433)	$672
Three months ended March 31, 2018
Contract Assets:
Unbilled membership dues receivable	$580	$580	$(466)	$694

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 were $3.3 million and $2.9 million, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. At both March 31, 2019 and December 31, 2018, customer advance deposits were approximately $0.5 million.

The following table presents changes in our contract liabilities during the three months ended March 31, 2019 and 2018 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Three months ended March 31, 2019
Contract Liabilities:
Deferred membership dues revenue	$2,899	$1,739	$(1,322)	$3,316
Customer advance deposits	$453	$287	$(204)	$536
Three months ended March 31, 2018
Contract Liabilities:
Deferred membership dues revenue	$2,718	$1,715	$(1,286)	$3,147
Customer advance deposits	$430	$264	$(176)	$518

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

Property and equipment at March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Land and land improvements	$14,231	$14,231
Buildings and improvements	36,691	36,185
Machinery and equipment	4,562	4,508
Office furniture and fixtures	6,534	6,458
Vehicles	455	455
Construction in progress	3,183	2,569
	65,656	64,406
Less accumulated depreciation and amortization	(22,345)	(21,872)
Property and equipment, net	$43,311	$42,534

At March 31, 2019, the Company did not have any significant fixed contractual commitments for construction projects.

Note 7. Leases

In February 2016, the FASB issued ASU 2016-02. The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In accordance with ASU 2016-02, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients.

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for the Avalon Inn, and office copiers under operating leases. On January 1, 2019, as a result of the adopted ASU 2016-02, the Company recorded a ROU asset and related lease liability of approximately $1.7 million. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 3.7 years at March 31, 2019.

Leased property and associated obligations under operating leases at March 31, 2019 consists of the following (in thousands):

March 31,
2019
Operating lease right-of-use assets	$1,631

Current portion of obligations under operating leases	$493
Long-term portion of obligations under operating leases	1,138
Total obligations under operating leases	$1,631

The weighted average discount rate on operating leases was 5.01% at March 31, 2019.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2019 there were approximately 34.5 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles and golf course maintenance equipment and the captive landfill operations entered into a lease for a piece of equipment which were determined to be finance leases. At March 31, 2019, the vehicles, golf course maintenance equipment and the landfill operations equipment have remaining lease terms ranging from 2 to 5 years at March 31, 2019.   The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.6 years at March 31, 2019.

Leased property and associated obligations under finance leases at March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leased property under finance leases	$11,484	$11,442
Less accumulated amortization	(5,500)	(5,374)
Leased property under finace leases, net	$5,984	$6,068

Current portion of obligations under finance leases	$239	$236
Long-term portion of obligations under finance leases	676	688
Total obligations under finance leases	$915	$924

The weighted average discount rate on finance leases was 4.7% at both March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019 and 2018, components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating lease cost	$91	$85

Finance lease cost:
Depreciation on right-of-use assets	$126	$123
Interest on lease liabilities	11	12
Total finance lease cost	$137	$135

Future commitments under long-term, operating leases and finance leases at March 31, 2019 are as follows (in thousands):

	Finance	Operating	Total
2020	$277	$561	$838
2021	267	447	714
2022	226	407	633
2023	32	256	288
2024	16	110	126
Thereafter	435	-	435
Total lease payments	1,253	1,781	3,034
Less imputed interest	338	150	488
Total	915	1,631	2,546
Less: current portion of obligations under leases	239	493	732
Long-term portion of obligations under leases	$676	$1,138	$1,814

Note 8. Basic and Diluted Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For the three months ended March 31, 2019 and 2018, the weighted average number of common shares outstanding was 3,875,431 and 3,803,331, respectively.

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

For the three months ended March 31, 2019 and 2018, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018 was 3,942,762 and 3,816,368 respectively.

Note 9. Term Loans and Line of Credit Agreements

2016 Term Loan Agreement

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2016 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the 2016 Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the 2016 Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At March 31, 2019 the project fund proceeds related to the 2016 Term Loan Agreement were fully utilized. At December 31, 2018, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the 2016 Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

The $12.0 million term loan amount is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced on January 20, 2017. The 2016 Term Loan Agreement matures on December 20, 2026 at which time the final balloon payment equal to the remaining outstanding principal, interest and fees are due. Borrowings under the 2016 Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum.

Avalon has the right to prepay the amount outstanding under the 2016 Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the 2016 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2016 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2016 Term Loan Agreement covenants at March 31, 2019 and December 31, 2018.

The Company incurred approximately $191,000 of debt issuance costs in connection with the 2016 Term Loan Agreement. These debt issuance costs were capitalized and will be amortized over the life of the 2016 Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

2019 Term Loan Agreement

On March 29, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2019 Term Loan Agreement”) with Laurel Capital Corporation which provides for a $3.0 million term loan. At closing, a portion of the proceeds were used to pay related transaction costs associated with the 2019 Term Loan Agreement with the remaining proceeds deposited into a project fund account to fund costs of renovating and expanding The Avalon Inn. At March 31, 2019, the project fund proceeds of approximately $3.0 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The $3.0 million outstanding under the 2019 Term Loan Agreement is payable in 92 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule commencing April 20, 2019 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2026. Borrowings under the 2019 Term Loan Agreement bear interest at a fixed rate of 6.25% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.25% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Avalon has the right to prepay the amount outstanding under the 2019 Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years and two percent (2%) on any prepayment in the sixth, seventh or eighth year.

Borrowings are under the 2019 Term Loan Agreement are secured by a second priority mortgage lien on the land, building and improvements on the property owned by The Avalon Inn as defined in the agreement. The 2019 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2019 Term Loan Agreement covenants at March 31, 2019.

The Company incurred approximately $42,000 of debt issuance costs in connection with the 2019 Term Loan Agreement. These debt issuance costs were capitalized and will be amortized over the life of the 2019 Term Loan Agreement. In accordance with ASU 2015-03, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

Line of Credit Agreement

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

No amounts were drawn under the Line of Credit Agreement at March 31, 2019 and December 31, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2019, the interest rate on the Line of Credit Agreement was 5.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at March 31, 2019 and December 31, 2018.

During the three month periods ended March 31, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.36% and 5.35%, respectively.

Obligations under the Company’s debt agreements at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019
	Gross Amount	Debt Issuance Costs	Net Amount
2016 Term loan agreement	$10,752	$(148)	$10,604
2019 Term loan agreement	3,000	(42)	2,958
Total	13,752	(190)	13,562
Less current portion	733	(24)	709
Long-term debt	$13,019	$(166)	$12,853

	December 31, 2018
	Gross Amount	Debt Issuance Costs	Net Amount
2016 Term loan agreement	$10,898	$(153)	$10,745
Less current portion	597	(19)	578
Long-term debt	$10,301	$(134)	$10,167

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending March 31,
2020	$733
2021	770
2022	814
2023	860
2024	908
Thereafter	9,667
Total	$13,752

Note 10. Income Taxes

During the three month periods ended March 31, 2019 and 2018, net loss attributable to Avalon Holdings Corporation shareholders was $0.6 million and $0.8 million, respectively. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Note 11. Long-Term Incentive Plan

On March 14, 2019, the Board of Directors of Avalon approved the renewal of the expired 2009 Long-term Incentive Plan (the “2009 Plan”), which is set to expire in October of 2019. The 2009 Plan provides for the granting of options which are intended to be non-qualified stock options (“NQSO’s”) for federal income tax purposes except for those options designated as incentive stock options (“ISO’s”) which qualify under Section 422 of the Internal Revenue Code.

The name of the plan was changed to the 2019 Long-term Incentive Plan (“the Option Plan”) to reflect the year of approval. The Option Plan represents the renewal of the 2009 Plan which had 1,300,000 shares of Class A Common Stock available for stock options to employees and non-employee directors. The Option Plan has 1,300,000 shares available for stock options, less any shares of stock issued pursuant to options exercised under the 2009 Plan. The total number of shares under the Option Plan and the 2009 Plan will not exceed 1,300,000. Shares of stock covered by options granted pursuant to the 2009 Plan which terminate or expire prior to exercise or have been surrendered or canceled shall be available for further option grants under the Option Plan. On April 25, 2019, at the Annual Meeting of Shareholders, the shareholders approved the Option Plan.

The purpose of the Avalon Holdings Corporation 2019 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. At March 31, 2019, options to purchase 760,000 shares have been granted under the 2009 Plan. Of these, 72,000 shares have been exercised, and options for 688,000 shares remain outstanding.

NQSO’s may be granted with an exercise price which is not less than 100% of the fair market value of the Class A Common Stock on the date of grant. Options designated as ISO’s shall not be less than 110% of fair market value for employees who are ten percent shareholders and not less than 100% of fair market value for other employees. The Board of Directors may, from time to time in its discretion, grant options to one or more outside directors, subject to such terms and conditions as the Board of Directors may determine, provided that such terms and conditions are not inconsistent with other applicable provisions of the Option Plan. Options shall have a term of no longer than ten years from the date of grant; except that for an option designated as an ISO which is granted to a ten percent shareholder, the option shall have a term no longer than five years.

No option shall be exercisable prior to one year after its grant, unless otherwise provided by the Option Committee of the Board of Directors (but in no event before 6 months after its grant), and thereafter options shall become exercisable in installments, if any, as provided by the Option Committee. Options must be exercised for full shares of common stock. To the extent that options are not exercised when they become initially exercisable, they shall be carried forward and be exercisable until the expiration of the term of such options. No option may be exercised by an optionee after his or her termination of employment for any reason with Avalon or an affiliate, except in certain situations provided by the Option Plan.

The stock options, vest ratably over a five year period and have a contractual term of ten years from the date of grant. At the end of each contractual vesting period, the share price of the Avalon common stock, traded on a public stock exchange (NYSE Amex), must reach a predetermined price within three years following such contractual vesting period before the stock options are exercisable (See table below). If the Avalon common stock price does not reach the predetermined price, the stock options will either be cancelled or the period will be extended at the discretion of the Board of Directors. In 2018, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period.

The grant-date fair values of the stock option awards were estimated using the Monte Carlo Simulation. The Monte Carlo Simulation was selected to determine the fair value because it incorporates six minimum considerations; 1) the exercise price of the option, 2) the expected term of the option, taking into account both the contractual term of the option, the effects of employees’ expected exercise and post-vesting employment termination behavior, as well as the possibility of change in control events during the contractual term of the option agreements, 3) the current fair value of the underlying equity, 4) the expected volatility of the value of the underlying share for the expected term of the option, 5) the expected dividends on the underlying share for the expected term of the option and 6) the risk-free interest rate(s) for the expected term of the option.

The grant date fair value of the underlying equity was determined to be equal to Avalon’s publicly traded stock price as of the grant dates times the sum of the Class A and Class B common shares outstanding.

The expected term, or time until the option is exercised, is typically based on historical exercising behavior of previous option holders of a company’s stock.  Due to the fact that the Company has had no historical exercising activity, prior to 2018, the simplified method was applied.  Because of the nature of the vesting described above, the options are separated into five blocks, with each block having its own vesting period and expected term.

For stock option awards, the expected volatility was based on the observed historical volatility of Avalon common stock. There were no expected dividends and the risk-free interest rate was based on yield data for U. S. Treasury securities over a period consistent with the expected term.

The following table is a summary of the stock option activity during 2019:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2019	688,000	2.52	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2019	688,000	$2.52	$1.00
Options Vested	652,000	$2.56	$1.03
Exercisable at March 31, 2019	634,000	$2.58	$1.05

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $1,000 and $2,000 for the three months ended March 31, 2019 and 2018, respectively, based upon the estimated grant date fair value calculations. As of March 31, 2019, there was approximately $22,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5.17 years.

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

In August 2018, Avalon filed a complaint in the United States District Court for the Southern District of New York against Guy Gentile and MintBroker International, Ltd (collectively “MintBroker”). The complaint seeks to recover from MintBroker all short-swing trading profits realized through its purchases and subsequent sales of the Avalon Class A Common Stock during the six month period ending on or about August 1, 2018, in accordance with Section 16(b) of the Securities Exchange Act of 1934, as amended, based on MintBroker’s Schedule 13(d), Form 3 and Form 4 filings made with the Securities and Exchange Commission. To date, a court date has not been scheduled.

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

For both the three months ended March 31, 2019 and 2018, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2018 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net operating revenues from:
Waste management services:
External customer revenues	$11,434	$8,458
Intersegment revenues	-	-
Total waste management services	11,434	8,458

Golf and related operations:
External customer revenues	3,174	3,058
Intersegment revenues	21	25
Total golf and related operations	3,195	3,083

Segment operating revenues	14,629	11,541
Intersegment eliminations	(21)	(25)
Total net operating revenues	$14,608	$11,516

Income (loss) before income taxes:
Waste management services	$1,000	$547
Golf and related operations	(644)	(381)
Segment income before income taxes	356	166
Corporate interest expense	(152)	(159)
Corporate other income, net	2	2
General corporate expenses	(819)	(904)
Income (loss) before income taxes	$(613)	$(895)

	March 31,	December 31,
	2019	2018
Identifiable assets:
Waste management services	$27,356	$27,383
Golf and related operations	50,698	48,074
Corporate	49,841	47,394
Subtotal	127,895	122,851
Elimination of intersegment receivables	(59,261)	(58,082)
Total	$68,634	$64,769

The total assets of the waste management services segment were approximately $27.4 million at both March 31, 2019 and December 31, 2018. For the waste management services segment, a decrease in accounts receivable of approximately $1.4 million was offset by the right-of-use assets relating to operating leases and an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.6 million was due to capital expenditures related to the expansion of The Avalon Inn and the right-of-use assets related to operating leases, and to a lesser extent, an increase in accounts receivable, partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $2.5 million is primarily due to an increase in restricted cash relating to the proceeds from our $3.0 million term loan facility and, to a lesser extent, an increase in intersegment transactions, which are eliminated in consolidation. Such increase was partially offset by a decrease in operating cash and cash equivalents and cash released from restriction to fund expenditures relating to The Avalon Inn.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2019 and December 31, 2018, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On September 14, 2017, an appeal hearing was held in the Ohio 10th District Court of Appeals and on July 31, 2018 a decision was issued on the appeal. The decision reinstated the previous Ohio Oil and Gas Commission decision in this matter.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

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

On March 18, 2019, Avalon, received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. To date, a court date has not been scheduled.

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

The Avalon Athletic Club at Boardman is currently in operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition. The net operating revenues and results of operations related to the Avalon Athletic Club at Boardman from the period of acquisition are not significant and, accordingly, are not provided.

In the third quarter of 2018, the Company began renovating the facility. The renovations include the conversion of the facility into a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. The facilities interior renovations were completed in the first quarter of 2019.

The acquisition of the facility and its associated subsequent renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Avalon Inn can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities.

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

Liquidity and Capital Resources

For the three months ended March 31, 2019, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on the term loan facility and to fund capital expenditures which included the renovation of the Avalon Athletic Club at Boardman and the continued renovation and expansion of The Avalon Inn as described below.

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

The Avalon Athletic Club at Boardman is currently in operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition.

In the third quarter of 2018, the Company began renovating the facility. The renovations include the conversion of the facility into a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. The facilities interior renovations were completed in the first quarter of 2019.

The acquisition of the facility and its associated subsequent renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Avalon Inn can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities.

During the three months ended March 31, 2019, Avalon incurred capital expenditures of $1.3 million of which $0.4 million of such expenditures was paid to vendors in the first quarter of 2019. Such expenditures primarily related to the continued renovation and expansion of The Avalon Inn and, to a lesser extent, renovation of the Avalon Athletic Club at Boardman facility. During the three months ended March 31, 2018, Avalon incurred capital expenditures of $0.3 million which primarily related to the continued renovation and expansion of The Avalon Inn. In 2019 and 2018, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and recreation center and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2019 are expected to be in the range of $3.0 million to $3.5 million, funded with cash in our project fund account, operating cash and cash generated from operations. Capital expenditures will principally relate to the continued renovation and expansion of The Avalon Inn, renovation of the Avalon Athletic Club at Boardman facility, building improvements and equipment purchases.

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2016 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the 2016 Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the 2016 Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At March 31, 2019 the project fund proceeds related to the 2016 Term Loan Agreement were fully utilized. At December 31, 2018, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the 2016 Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

The $12.0 million term loan amount is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced on January 20, 2017. The 2016 Term Loan Agreement matures on December 20, 2026 at which time the final balloon payment equal to the remaining outstanding principal, interest and fees are due. Borrowings under the 2016 Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum.

Avalon has the right to prepay the amount outstanding under the 2016 Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the 2016 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2016 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2016 Term Loan Agreement covenants at March 31, 2019 and December 31, 2018.

On March 29, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2019 Term Loan Agreement”) with Laurel Capital Corporation which provides for a $3.0 million term loan. At closing, a portion of the proceeds were used to pay related transaction costs associated with the 2019 Term Loan Agreement with the remaining proceeds deposited into a project fund account to fund costs of renovating and expanding The Avalon Inn. At March 31, 2019, the project fund proceeds of approximately $3.0 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The $3.0 million outstanding under the 2019 Term Loan Agreement is payable in 92 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule commencing April 20, 2019 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2026. Borrowings under the 2019 Term Loan Agreement bear interest at a fixed rate of 6.25% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.25% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Avalon has the right to prepay the amount outstanding under the 2019 Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years and two percent (2%) on any prepayment in the sixth, seventh or eighth year.

Borrowings are under the 2019 Term Loan Agreement are secured by a second priority mortgage lien on the land, building and improvements on the property owned by The Avalon Inn as defined in the agreement. The 2019 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2019 Term Loan Agreement covenants at March 31, 2019.

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

No amounts were drawn under the Line of Credit Agreement at March 31, 2019 and December 31, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2019, the interest rate on the Line of Credit Agreement was 5.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at March 31, 2019 and December 31, 2018.

During the three month periods ended March 31, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.36% and 5.35%, respectively.

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

At March 31, 2019 and December 31, 2018, there was a working capital deficit of approximately $2.3 million and $0.7 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, the current portion of obligations under operating leases and an increase in the current portion due under our long-term debt obligations. Working capital was also negatively impacted by a decrease in cash and cash equivalents and accounts receivable.

Accounts receivable decreased to $11.2 million at March 31, 2019 compared with $12.2 million at December 31, 2018. The decrease was primarily the result of decreased sales related to the waste management services segment in the first quarter of 2019 compared with the fourth quarter of 2018 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $11.4 million in the first quarter of 2019 compared with $12.0 million in the fourth quarter of 2018. This decrease was partially offset by an increase in accounts receivable related to the golf and related operations segment due to the timing of annual membership renewals.

Accounts payable decreased to $10.3 million at March 31, 2019 compared with $10.5 million at December 31, 2018. The decrease in accounts payable is primarily due to the decrease in the amounts due to disposal facilities and transportation carriers of the waste brokerage and management services business associated with the decrease in net operating revenues in the first quarter of 2019 compared with the fourth quarter of 2018 and the associated timing of those vendor payments in the ordinary course of business. Such decrease was partially offset by an increase in accounts payable related to construction bills associated with the expansion of The Avalon Inn.

Deferred revenue relating to membership dues was approximately $3.3 million at March 31, 2019 compared to $2.9 million at December 31, 2018. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in members during 2019. The number of members at March 31, 2019 was 4,671 compared to 4,606 at December 31, 2018.

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

On March 7, 2018, Avalon acquired the Avalon Athletic Club at Boardman which was integrated into the golf and related operations segment. The acquisition and subsequent renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Clubs have access to the facility and all the tennis, athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests of The Avalon Inn can utilize the facility during their stay.

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. Avalon may consider and enter into agreements, at any time, for acquisitions that make economic sense.

Results of Operations

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related country clubs and facilities, a hotel and its associated resort amenities, a multipurpose recreation center and a travel agency.

Performance in first quarter of 2019 compared with the first quarter of 2018

Overall Performance

Net operating revenues increased to $14.6 million in the first quarter of 2019 compared with $11.5 million in the first quarter of 2018. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $11.4 million in the first quarter of 2019 compared with $8.4 million in the first quarter of 2018. Net operating revenues of the golf and related operations segment were approximately $3.2 million in the first quarter of 2019 compared to $3.1 million in the first quarter of 2018.

Costs of operations related to the waste management segment increased to $9.2 million in the first quarter of 2019 compared with $6.7 million in the first quarter of 2018. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations related to the golf and related operations segment increased to $3.0 million in the first quarter of 2019 compared to $2.7 million in the first quarter of 2018. Such increase was a result of higher employee related costs, and to a lesser extent, an increase in the cost of food.

Depreciation and amortization expense was approximately $0.6 million in 2019 compared to $0.7 million in the first quarter of 2018. The decrease is due to the lower depreciable asset base mainly due to the impairment of the property and equipment in the fourth quarter of 2018 related to the Company’s salt water injection wells.

Consolidated selling, general and administrative expenses were approximately $2.2 million in both the first quarter of 2019 and 2018. An increase attributable to higher employee related costs was offset by lower legal and professional costs.

Interest expense was approximately $0.2 million in both the first quarter of 2019 and 2018. During the three month periods ended March 31, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.36% and 5.35%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.6 million, or $0.16 per share, in the first quarter of 2019 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.8 million, or $0.21 per share, in the first quarter of 2018.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $11.4 million in the first quarter of 2019 compared with $8.4 million in the first quarter of 2018. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business increased to $10.8 million in the first quarter of 2019 from $7.8 million in the first quarter of 2018. This increase was primarily due to an increase in net operating revenues relating to event work related to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $4.4 million in the first quarter of 2019 compared with $2.2 million in the first quarter of 2018. In addition, continuous work of the waste disposal brokerage business increased approximately $0.8 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.3 million in the first quarter of 2019 compared with $5.5 million in the first quarter of 2018. Net operating revenues related to managerial, consulting and clerical services were approximately $0.1 million in both the first quarter of 2019 and 2018. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in both the first quarter of 2019 and 2018. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the suspension of the salt water injections wells described below, there were no operating revenues during the first quarter of 2019 and 2018.

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

On September 14, 2017, an appeal hearing was held in the Ohio 10th District Court of Appeals and on July 31, 2018 a decision was issued on the appeal. The decision reinstated the previous Ohio Oil and Gas Commission decision in this matter.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

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

On March 18, 2019, Avalon, received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. To date, a court date has not been scheduled.

Costs of operations related to the waste management segment increased to $9.2 million in the first quarter of 2019 compared with $6.7 million in the first quarter of 2018. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 19% in the first quarter of 2019 compared to 21% in the first quarter of 2018. The decrease in the overall gross margin percentage was attributable to the lower gross profit generated from both the continuous and event work projects during 2019.

Income before income taxes for the waste management services segment was approximately $1.0 million in the first quarter of 2019 compared to $0.5 million in the first quarter of 2018. Income before income taxes of the waste brokerage and management services business was approximately $0.9 million in the first quarter of 2019 compared to $0.6 million in the first quarter of 2018. The increased income before taxes was primarily attributable to the increased gross margin from the higher net operating revenues related to both continuous and event work during the first quarter of 2019 compared to the first quarter of 2018. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the first quarter of 2019 and 2018. During the first quarter of 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus process described above. During the first quarter of 2018, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $3.2 million in the first quarter of 2019 compared to $3.1 million in the first quarter of 2018. Avalon’s golf and related operations segment consists of the operation and management of three golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales were approximately $1.1 million in the first quarter of 2019 compared to $1.0 million in the first quarter of 2018. The increase was primarily due to an increase in food and beverage revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $2.1 million in the first quarter of 2019 compared to $2.0 million in the first quarter of 2018. Net operating revenues related to room rental was approximately $0.3 million in the first quarter of 2019 compared with $0.4 million in the first quarter of 2018. The decrease in net operating revenues related to room rental was due to lower occupancy partially offset by higher average room rates during the first quarter of 2019 compared with the prior period. Membership dues revenue was approximately $1.3 million in both the first quarter of 2019 and 2018. The average number of members during the first quarter of 2019 was 4,649 compared to 4,372 in the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.4 million in the first quarter of 2019 compared to $0.3 million in the first quarter of 2018. The increase was primarily due to tennis lessons and court rental fees related to the Avalon Athletic Club at Boardman. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2019 and 2018. Greens fees and associated cart rentals were less than $0.1 million in both the first quarter of 2019 and 2018.

Cost of operations for the golf and related operations segment was $3.0 million in the first quarter of 2019 compared with $2.7 million in the first quarter of 2018. Cost of food, beverage and merchandise was approximately $0.5 million in both the first quarter of 2019 and 2018. The cost of food, beverage and merchandise sales was approximately 48% and 45% of the associated net operating revenues in the first quarter of 2019 and 2018, respectively. The increase is due to the higher cost of food in the first quarter of 2019 when compared to the prior period. Golf and related operations operating costs increased to approximately $2.5 million in the first quarter of 2019 compared with $2.2 million in the first quarter of 2018. The increase was primarily a result of higher employee related costs.

The golf and related operations recorded a loss before income taxes of $0.6 million in the first quarter of 2019 compared with a loss before income taxes of $0.4 million in the first quarter of 2018. The change between periods was primarily due to higher employee related costs.

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

General Corporate Expenses

General corporate expenses were $0.8 million in the first quarter of 2019 compared to $0.9 million in the first quarter of 2018. The decrease in general corporate expenses was due to lower legal and professional costs.

Interest Expense

Interest expense was approximately $0.2 million in both the first quarter of 2019 and 2018. During the three month periods ended March 31, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.36% and 5.35%, respectively.

Net Loss

During the three months ended March 31, 2019 and 2018, net loss attributable to Avalon Holdings Corporation common shareholders was $0.6 million and $0.8 million, respectively. Avalon recorded a state income tax provision in both the first quarter of 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On September 14, 2017, an appeal hearing was held in the Ohio 10th District Court of Appeals and on July 31, 2018 a decision was issued on the appeal. The decision reinstated the previous Ohio Oil and Gas Commission decision in this matter.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the ODNR has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

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

On March 18, 2019, Avalon, received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. To date, a court date has not been scheduled.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates three golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2019, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients. As a result of adoption, the Company recorded a ROU asset and related lease liability of approximately $1.7 million for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. The Company does not expect the adoption to have a material impact on an ongoing basis.

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

Accounting Standards Not Yet Adopted

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

Borrowings under our 2016 Term Loan Agreement bear interest at a fixed rate of 5.35% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.35% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.95%, provided that the applicable rate shall in no event exceed 7.50% per annum.

Borrowings under the 2019 Term Loan Agreement bear interest at a fixed rate of 6.25% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.25% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2019, the interest rate on the Line of Credit Agreement was 5.75%. No amounts were outstanding under the Line of Credit Agreement at March 31, 2019.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements to facilitate adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2018 for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1 Loan and Security Agreement, dated as of March 29, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on March 29, 2019.

Exhibit 10.2 Mortgage Note, dated as of March 29, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on March 29, 2019.

Exhibit 10.3 Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated March 27, 2019 and effective as of March 29, 2019 between Avalon Resort and Spa, LLC, as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on March 29, 2019.

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

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

(b)	Reports on Form 8-K

On March 19, 2019, Avalon reported that they received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well.

On March 29, 2019, Avalon reported that the Company entered into a new loan and security agreement on March 29, 2019 with Laurel Capital Corporation which provides for a $3.0 million term loan.

On April 25, 2019, Avalon reported the voting results from the Annual Meeting held on April 25, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 9, 2019	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)