Form 10-Q
period 2019-06-30
AVALON HOLDINGS CORP
filed 2019-08-09
CIK 1061069

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________ to ________________

Commission file number 1-14105

AVALON HOLDINGS CORPORATION

 (Exact name of registrant as specified in its charter)

Ohio	34-1863889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One American Way, Warren, Ohio	44484-5555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 856-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	AWX	NYSE American

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 2, 2019.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net operating revenues:
Waste management services	$12,902	$11,510	$24,336	$19,968

Food, beverage and merchandise sales	2,358	2,206	3,440	3,246
Other golf and related operations	3,165	2,989	5,257	5,007
Total golf and related operations	5,523	5,195	8,697	8,253
Total net operating revenues	18,425	16,705	33,033	28,221

Costs and expenses:
Waste management services operating costs	10,296	9,090	19,544	15,752
Cost of food, beverage and merchandise	999	932	1,514	1,399
Golf and related operations operating costs	3,563	3,146	6,095	5,363
Depreciation and amortization expense	618	726	1,218	1,455
Selling, general and administrative expenses	2,380	2,215	4,611	4,440
Operating income (loss)	569	596	51	(188)

Other income (expense):
Interest expense	(215)	(174)	(378)	(345)
Other income, net	148	113	216	173
Income (loss) before income taxes	502	535	(111)	(360)

Provision for income taxes	57	41	97	60
Net income (loss)	445	494	(208)	(420)

Less net loss attributable to non-controlling interest in subsidiary	(34)	(129)	(49)	(244)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$479	$623	$(159)	$(176)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.12	$0.16	$(0.04)	$(0.05)
Diluted net income (loss) per share	$0.12	$0.16	$(0.04)	$(0.05)

Weighted average shares outstanding - basic	3,875	3,803	3,875	3,803
Weighted average shares outstanding - diluted	3,894	3,818	3,875	3,803

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$3,280	$1,406
Accounts receivable, less allowance for doubtful accounts of $267 at June 30, 2019 and $255 at December 31, 2018	12,271	12,197
Unbilled membership dues receivable	1,101	554
Inventories	913	820
Prepaid expenses	512	622
Other current assets	48	31
Total current assets	18,125	15,630

Property and equipment, net	46,794	42,534
Property and equipment under finance leases, net	5,942	6,068
Operating lease right-of-use assets	1,726	-
Restricted cash	501	502
Noncurrent deferred tax asset	8	8
Other assets, net	42	27
Total assets	$73,138	$64,769

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$771	$578
Current portion of obligations under finance leases	247	236
Current portion of obligations under operating leases	551	-
Accounts payable	12,098	10,454
Accrued payroll and other compensation	1,222	872
Accrued income taxes	102	84
Other accrued taxes	296	405
Deferred membership dues revenue	4,497	2,899
Other liabilities and accrued expenses	907	793
Total current liabilities	20,691	16,321

Long-term debt, net of current portion	13,258	10,167
Obligations under finance leases, net of current portion	626	688
Obligations under operating leases, net of current portion	1,175	-
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,144	59,141
Accumulated deficit	(21,860)	(21,701)
Total Avalon Holdings Corporation Shareholders' Equity	37,323	37,479
Non-controlling interest in subsidiary	(35)	14
Total equity	37,288	37,493
Total liabilities and equity	$73,138	$64,769

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at March 31, 2019	3,263,647	611,784	$33	$6	$59,142	$(22,339)	$36,842	$(1)	$36,841

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net income (loss)	-	-	-	-	-	479	479	(34)	445

Balance at June 30, 2019	3,263,647	611,784	33	6	59,144	(21,860)	37,323	(35)	37,288

	For the Three Months Ended June 30, 2018

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at March 31, 2018	3,191,100	612,231	$32	$6	$58,967	$(21,356)	$37,649	$2,011	$39,660

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	623	623	(129)	494

Balance at June 30, 2018	3,191,100	612,231	32	6	58,968	(20,733)	38,273	1,882	40,155

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2019	3,263,647	611,784	$33	$6	$59,141	$(21,701)	$37,479	$14	$37,493

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net loss	-	-	-	-	-	(159)	(159)	(49)	(208)

Balance at June 30, 2019	3,263,647	611,784	33	6	59,144	(21,860)	37,323	(35)	37,288

	For the Six Months Ended June 30, 2018

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2018	3,191,100	612,231	$32	$6	$58,965	$(20,557)	$38,446	$2,126	$40,572

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net loss	-	-	-	-	-	(176)	(176)	(244)	(420)

Balance at June 30, 2018	3,191,100	612,231	32	6	58,968	(20,733)	38,273	1,882	40,155

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(208)	$(420)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,218	1,455
Amortization of debt issuance costs	13	16
Compensation costs - stock options	3	3
Provision for losses on accounts receivable	18	23
Gain from disposal of vehicle	(45)	(16)
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(92)	(1,163)
Unbilled membership dues receivable	(547)	(429)
Inventories	(93)	(160)
Prepaid expenses	131	134
Other assets	(27)	9
Accounts payable	46	1,168
Accrued payroll and other compensation	350	311
Accrued income taxes	18	5
Other accrued taxes	(109)	(143)
Deferred membership dues revenue	1,598	1,296
Other liabilities and accrued expenses	114	76
Net cash provided by operating activities	2,388	2,165

Cash flows from investing activities:
Capital expenditures	(2,867)	(670)
Acquisition of Boardman Tennis Center property	-	(1,269)
Payments related to acquisition of New Castle Country Club property	(90)	-
Proceeds from disposal of vehicle	45	16
Net cash used in investing activities	(2,912)	(1,923)

Cash flows from financing activities:
Proceeds under term loan facility	3,000	-
Payments of debt issuance costs	(47)	(5)
Principal payments on term loan facilities	(338)	(279)
Repayment under line of credit facility	(134)	-
Principal payments on finance lease obligations	(84)	(74)
Net cash provided by (used in) financing activities	2,397	(358)

Increase (decrease) in cash, cash equivalents and restricted cash	1,873	(116)
Cash, cash equivalents and restricted cash at beginning of period	1,908	3,851
Cash, cash equivalents and restricted cash at end of period	$3,781	$3,735

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$1,598	$131
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligaitons	$1,807	$-
Finance lease obligations incurred	$33	$77
Acquisition of New Castle Country Club real property in exchange for the assumption of outstanding debt	$787	$-

Cash paid during the period for interest	$353	$329
Cash paid during the period for income taxes	$79	$55

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of four golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. ARCI also owns and operates a hotel and related resort amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts.

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2019, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients. As a result of adoption, on January 1, 2019, the Company recorded a ROU asset and related lease liability of approximately $1.7 million for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases (See Note 7).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018. The Company does not expect the adoption to have a material impact on an ongoing basis (See Note 5).

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted ASU 2017-01 on January 1, 2018. The acquisition of the Boardman Tennis Center property, acquired in March 2018, and the acquisition of the New Castle Country Club property, acquired in May 2019, was accounted for in accordance with ASU 2017-01 (See Note 16).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$3,280	$1,406
Restricted cash	501	502
Cash, cash equivalents and restricted cash	$3,781	$1,908

Note 5. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, Avalon adopted the new accounting standard FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments using the modified retrospective method for all contracts. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change. The adoption of ASC 606 did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, further described below, in our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018.

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

Avalon’s waste brokerage and management business assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer’s needs. Avalon provides a service to its customers whereby Avalon, arranges for, and accepts responsibility for the removal, transportation and disposal of waste on behalf of the customer.

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and six months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019 and 2018, the net operating revenues related to waste management services represented approximately 70% and 69%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2019 and 2018, the net operating revenues related to waste management services represented approximately 74% and 71%, respectively, of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2019 and 2018, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

Avalon evaluated whether we are the principal (i.e. report revenues on a gross basis) or agent (i.e. report revenues on a net basis). Avalon reports waste management services on a gross basis, that is, amounts billed to our customers are recorded as revenues, and amounts paid to vendors for providing those services are recorded as operating costs. As principal, Avalon is primarily responsible for fulfilling the promise to provide waste management services for the customer. Avalon accepts credit risk in the event of nonpayment by the customer and is obligated to pay vendors who provide the service regardless of whether the customer pays the Company. Avalon does have a level of discretion in establishing the pricing for its service.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2019 and 2018.

For the three months ended June 30, 2019 and 2018, the net operating revenues related to the golf and related operations represented approximately 30% and 31%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2019 and 2018, the net operating revenues related to the golf and related operations represented approximately 26% and 29%, respectively, of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2019 and 2018, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Waste management and brokerage services	$12,188	$10,895	$22,986	$18,770
Captive landfill management operations	714	615	1,350	1,198
Total waste management services revenues	12,902	11,510	24,336	19,968
Food, beverage and merchandise sales	2,358	2,206	3,440	3,246
Membership dues revenue	1,424	1,307	2,746	2,593
Room rental revenue	658	666	994	1,042
Greens fees and cart rental revenue	616	557	657	595
Other revenue	467	459	860	777
Total golf and related operations revenue	5,523	5,195	8,697	8,253
Total net operating revenues	$18,425	$16,705	$33,033	$28,221

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At June 30, 2019 and December 31, 2018, accounts receivable, net, related to our waste management services segment were approximately $10.6 million and $11.2 million, respectively. At June 30, 2019 one customer accounted for approximately 10% of the waste management services segment’s receivables and 9% of the consolidated receivables. At December 31, 2018 two customers accounted for approximately 25% of the waste management services segment’s receivables and 23% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.7 million at June 30, 2019 and $1.0 million at December 31, 2018. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2019 or December 31, 2018.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. Allowance for doubtful accounts was approximately $0.3 million at both June 30, 2019 and December 31, 2018.

The following table presents changes in our allowance for doubtful accounts during the three and six months ended at June 30, 2019 and 2018 (in thousands):

		Provision	Write-offs
	Balance at	for Doubtful	less	Balance at
	Beginning of Period	Accounts	Recoveries	End of Period
Three months ended June 30, 2019
Allowance for doubtful accounts	$262	$9	$(4)	$267
Three months ended June 30, 2018
Allowance for doubtful accounts	$251	$11	$1	$263

Six months ended June 30, 2019
Allowance for doubtful accounts	$255	$18	$(6)	$267
Six months ended June 30, 2018
Allowance for doubtful accounts	$237	$23	$3	$263

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.1 million at June 30, 2019 and $0.6 million at December 31, 2018.

The following table presents changes in our contract assets during the three and six months ended June 30, 2019 and 2018 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Three months ended June 30, 2019
Contract Assets:
Unbilled membership dues receivable	$672	$978	$(549)	$1,101
Three months ended June 30, 2018
Contract Assets:
Unbilled membership dues receivable	$694	$832	$(517)	$1,009

Six months ended June 30, 2019
Contract Assets:
Unbilled membership dues receivable	$554	$1,529	$(982)	$1,101
Six months ended June 30, 2018
Contract Assets:
Unbilled membership dues receivable	$580	$1,412	$(983)	$1,009

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 were $4.5 million and $2.9 million, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. At June 30, 2019 and December 31, 2018, customer advance deposits were approximately $0.6 million and $0.5 million, respectively.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Three months ended June 30, 2019
Contract Liabilities:
Deferred membership dues revenue	$3,316	$2,605	$(1,424)	$4,497
Customer advance deposits	$536	$375	$(355)	$556
Three months ended June 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$3,147	$2,194	$(1,307)	$4,034
Customer advance deposits	$518	$408	$(435)	$491

Six months ended June 30, 2019
Contract Liabilities:
Deferred membership dues revenue	$2,899	$4,344	$(2,746)	$4,497
Customer advance deposits	$453	$662	$(559)	$556
Six months ended June 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$2,718	$3,909	$(2,593)	$4,034
Customer advance deposits	$430	$672	$(611)	$491

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

Property and equipment at June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Land and land improvements	$14,544	$14,231
Buildings and improvements	37,410	36,185
Machinery and equipment	4,803	4,508
Office furniture and fixtures	6,827	6,458
Vehicles	499	455
Construction in progress	5,427	2,569
	69,510	64,406
Less accumulated depreciation and amortization	(22,716)	(21,872)
Property and equipment, net	$46,794	$42,534

At June 30, 2019, the Company did not have any significant fixed contractual commitments for construction projects.

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

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for the Avalon Inn, and office copiers under operating leases. On January 1, 2019, as a result of the adopted ASU 2016-02, the Company recorded a ROU asset and related lease liability of approximately $1.7 million. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 3.5 years at June 30, 2019.

In addition, in connection with the purchase of New Castle Country Club’s real property assets on May 13, 2019, the Company assumed the remaining term of New Castle Country Club’s golf cart operating lease. At acquisition, the Company recorded an operating lease right-of-use asset and corresponding obligation under operating leases of approximately $126,000. The golf cart operating lease had a remaining lease term of 3 years at the acquisition date (See Note 16).

Leased property and associated obligations under operating leases at June 30, 2019 consists of the following (in thousands):

June 30,
2019
Operating lease right-of-use assets	$1,726

Current portion of obligations under operating leases	$551
Long-term portion of obligations under operating leases	1,175
Total obligations under operating leases	$1,726

The weighted average discount rate on operating leases was 5.01% at June 30, 2019.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2019 there were approximately 34.3 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into a lease for a piece of equipment which were determined to be finance leases. At June 30, 2019, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from 2 to 5 years at June 30, 2019.   The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.5 years at June 30, 2019.

Leased property and associated obligations under finance leases at June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Leased property under finance leases	$11,568	$11,442
Less accumulated amortization	(5,626)	(5,374)
Leased property under finace leases, net	$5,942	$6,068

Current portion of obligations under finance leases	$247	$236
Long-term portion of obligations under finance leases	626	688
Total obligations under finance leases	$873	$924

The weighted average discount rate on finance leases was 4.8% at both June 30, 2019 and December 31, 2018.

For the three and six months ended June 30, 2019 and 2018, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating lease cost	$197	$166	$288	$251

Finance lease cost:
Depreciation on right-of-use assets	$126	$102	$252	$225
Interest on lease liabilities	11	13	22	25
Total finance lease cost	$137	$115	$274	$250

Future commitments under long-term, operating leases and finance leases at June 30, 2019 are as follows (in thousands):

	Finance	Operating	Total
2020	$285	$623	$908
2021	264	498	762
2022	168	425	593
2023	37	238	275
2024	22	96	118
Thereafter	435	-	435
Total lease payments	1,211	1,880	3,091
Less imputed interest	338	154	492
Total	873	1,726	2,599
Less: current portion of obligations under leases	247	551	798
Long-term portion of obligations under leases	$626	$1,175	$1,801

Note 8. Basic and Diluted Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For the three months ended June 30, 2019 and 2018, the weighted average number of common shares outstanding was 3,875,431 and 3,803,331, respectively.

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

For the three months ended June 30, 2019 and 2018, the diluted weighted average number of shares outstanding was 3,893,956 and 3,817,781, respectively. For the six months ended June 30, 2019 and 2018, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2019 and 2018 was 3,918,225 and 3,817,078 respectively.

Note 9. Term Loans and Line of Credit Agreements

2016 Term Loan Agreement

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2016 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the 2016 Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the 2016 Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At June 30, 2019 the project fund proceeds related to the 2016 Term Loan Agreement were fully utilized. At December 31, 2018, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the 2016 Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings under the 2016 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2016 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2016 Term Loan Agreement covenants at June 30, 2019 and December 31, 2018.

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

2019 Term Loan Agreement

On March 29, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2019 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $3.0 million term loan. At closing, a portion of the proceeds were used to pay related transaction costs associated with the 2019 Term Loan Agreement with the remaining proceeds deposited into a project fund account to fund costs of renovating and expanding The Avalon Inn. At June 30, 2019, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The $3.0 million outstanding under the 2019 Term Loan Agreement is payable in 92 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced on April 20, 2019 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2026. Borrowings under the 2019 Term Loan Agreement bear interest at a fixed rate of 6.25% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.25% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 8.50% per annum.

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

Borrowings under the 2019 Term Loan Agreement are secured by a second priority mortgage lien on the land, building and improvements on the property owned by The Avalon Inn as defined in the agreement. The 2019 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2019 Term Loan Agreement covenants at June 30, 2019.

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

Commercial Mortgage

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (the “Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement (the “Assumption Agreement”) with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage (the “Commercial Mortgage”) and Demand Line of Credit, as amended (the “Demand Line of Credit”), at closing as consideration for the purchase of the real property of the Club (See Note 16).

At closing the outstanding principal balance assumed under the Commercial Mortgage obligation was $653,000. The $653,000 outstanding under the $950,000 Commercial Mortgage is payable in 110 equal monthly installments of $7,573 consisting of principal and interest which commenced May 21, 2019 and matures on June 21, 2028. Borrowings under the Commercial Mortgage bear interest at a fixed rate of 5.50% until June 21, 2023 at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 4.25% per annum or (b) the Prime Rate plus 0.50%.

Avalon has the right to prepay the amount outstanding under the Commercial Mortgage, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, with no prepayment penalty.

Borrowings under the Commercial Mortgage are secured by a first lien mortgage and assignment of leases and rents on the land, building and improvements on the property and non-real estate assets owned by Havana Cigar Shop, Inc. The Commercial Mortgage also contains certain financial and other covenants, customary representations, warranties and events of default.

Demand Line of Credit

Under the Assumption Agreement Havana Cigar Shop, Inc. also assumed the Club’s $150,000 Commercial Demand Line of Credit with Mercer County State Bank of which $134,000 was outstanding at closing. Monthly payments consist of interest only on the outstanding principal balance with principal due on demand in the event of default as defined in the Commercial Demand Line of Credit agreement. During the second quarter of 2019, the outstanding balance was paid in full. No additional funds were drawn under the Demand Line of Credit at June 30, 2019.

Outstanding borrowings under the Commercial Demand Line of Credit bear interest at Prime Rate plus 0.50%. At June 30, 2019, the interest rate on the Commercial Demand Line of Credit was 6.00%.

Borrowings under the Commercial Demand Line of Credit are secured by a second lien mortgage and assignment of leases and rents on the land, building and improvements on the property and non-real estate assets owned by Havana Cigar Shop, Inc. The Commercial Demand Line of Credit agreement also contains certain financial and other covenants, customary representations, warranties and events of default.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million with an original maturity date of May 31, 2020. On June 17, 2019, the Company amended the Line of Credit Agreement to extend the maturity date to May 31, 2021. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination.

No amounts were drawn under the Line of Credit Agreement at June 30, 2019 and December 31, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2019, the interest rate on the Line of Credit Agreement was 5.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at June 30, 2019 and December 31, 2018.

During the three month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively. During the six month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.45% and 5.35%, respectively.

Obligations under the Company’s debt agreements at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019
	Gross Amount	Debt Issuance Costs	Net Amount
2016 Term loan agreement	$10,604	$(144)	$10,460
2019 Term loan agreement	2,965	(40)	2,925
Commercial Mortgage	644	-	644
Total	14,213	(184)	14,029
Less current portion	796	(25)	771
Long-term debt	$13,417	$(159)	$13,258

	December 31, 2018
	Gross Amount	Debt Issuance Costs	Net Amount
2016 Term loan agreement	$10,898	$(153)	$10,745
Less current portion	597	(19)	578
Long-term debt	$10,301	$(134)	$10,167

Future maturities of long-term debt are as follows (in thousands):

For the Twelve Month Period Ending June 30,
2020	$796
2021	841
2022	888
2023	939
2024	991
Thereafter	9,758
Total	$14,213

Note 10. Income Taxes

During the three month periods ended June 30, 2019 and 2018, net income attributable to Avalon Holdings Corporation shareholders was $0.5 million and $0.6 million, respectively. During both the six month periods ended June 30, 2019 and 2018, net loss attributable to Avalon Holdings Corporation shareholders was $0.2 million. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

On December 22, 2017, legislation commonly known as the Tax Act was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, the company must record a provisional amount in the financial statements. Consequently, as of the date of enactment, Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.

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

The purpose of the Avalon Holdings Corporation 2019 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. At June 30, 2019, options to purchase 760,000 shares have been granted under the 2009 Plan. Of these, 72,000 shares have been exercised, and options for 688,000 shares remain outstanding.

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

The following table is a summary of the stock option activity during 2019:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2019	688,000	2.52	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2019	688,000	$2.52	$1.00
Options Vested	652,000	$2.56	$1.03
Exercisable at June 30, 2019	634,000	$2.58	$1.05

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $2,000 and $1,000 for the three months ended June 30, 2019 and 2018, respectively, and $3,000 for both the six months ended June 30, 2019 and 2018, based upon the estimated grant date fair value calculations. As of June 30, 2019, there was approximately $20,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.92 years.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a recreation center and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, spa services and food and beverage sales.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For both the six months ended June 30, 2019 and 2018, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2018 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net operating revenues from:
Waste management services:
External customer revenues	$12,902	$11,510	$24,336	$19,968
Intersegment revenues	-	-	-	-
Total waste management services	12,902	11,510	24,336	19,968

Golf and related operations:
External customer revenues	5,523	5,195	8,697	8,253
Intersegment revenues	14	16	35	41
Total golf and related operations	5,537	5,211	8,732	8,294

Segment operating revenues	18,439	16,721	33,068	28,262
Intersegment eliminations	(14)	(16)	(35)	(41)
Total net operating revenues	$18,425	$16,705	$33,033	$28,221

Income (loss) before income taxes:
Waste management services	$1,221	$977	$2,221	$1,524
Golf and related operations	181	381	(463)	-
Segment income before income taxes	1,402	1,358	1,758	1,524
Corporate interest expense	(196)	(161)	(348)	(320)
Corporate other income, net	46	11	48	13
General corporate expenses	(750)	(673)	(1,569)	(1,577)
Income (loss) before income taxes	$502	$535	$(111)	$(360)

	June 30,	December 31,
	2019	2018
Identifiable assets:
Waste management services	$29,014	$27,383
Golf and related operations	54,795	48,074
Corporate	51,318	47,394
Subtotal	135,127	122,851
Elimination of intersegment receivables	(61,989)	(58,082)
Total	$73,138	$64,769

In comparing the total assets at June 30, 2019 with those at December 31, 2018, the increase in the total assets of the waste management services segment of $1.6 million is primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, and to a lesser extent, the right-of-use assets relating to operating leases partially offset by a decrease in accounts receivable. The increase in total assets of the golf and related operations segment of $6.7 million was primarily due to capital expenditures related to the expansion of The Avalon Inn, the real property acquired relating to New Castle Country Club, the right-of-use assets related to operating leases, and an increase in accounts receivable, partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $3.9 million is primarily due to increases in both operating cash and intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2019 and December 31, 2018, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

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

Note 16. Asset Acquisitions

Boardman Tennis Center property

On March 7, 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio for approximately $1.3 million in cash. In accordance with our Term Loan Agreement, the Company withdrew funds from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Avalon Inn that were paid with operating cash to fund the acquisition of the Boardman Tennis Center property. Subsequent to the acquisition, the Boardman Tennis Center property was named the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land.

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

The Company accounted for the acquisition of the Avalon Athletic Club at Boardman in accordance with ASU 2017-01. In accordance with ASU 2017-01, the Company evaluated whether to account for the transaction as either a business or asset acquisition. The Company determined that all of the fair value of the gross assets acquired was concentrated in the real property. In accordance with the guidance, assets that are attached to each other, such as land and a building residing on the land which cannot be physically removed and used separately from each other without incurring significant cost are considered to be a single identifiable asset. In accordance with ASU 2017-01, the Company accounted for the transaction as an asset acquisition as all of the value of the gross assets acquired resides in that single asset.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the transaction date (in thousands):

Assets acquired:
Building and land	$1,302
Total assets acquired:	1,302
Liabilities assumed:
Accrued liabilities	33
Total liabilities assumed	33
Total consideration	$1,269

New Castle Country Club property

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (“the Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage and Demand Line of Credit, as amended, (collectively the “Agreements”) at closing as consideration for the purchase of the real property of the Club. The total amount of outstanding debt under the Agreements assumed by Havana Cigar Shop, Inc., at closing was approximately $787,000 (See Note 9).

Subsequent to the asset Purchase and Sale Agreement, Havana Cigar Shop, Inc. was named The Avalon Field Club at New Castle. During the second quarter of 2019, The Avalon Field Club at New Castle was in limited operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition. The net operating revenues and results of operations related to The Avalon Field Club at New Castle from the period of acquisition are not significant and, accordingly, are not provided.

The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by The Avalon Field Club at New Castle. In addition, hotel guests at The Avalon Inn can utilize the facility during their stay. The Avalon Field Club at New Castle earns revenue through membership dues, food, beverage and merchandise sales, greens fees and associated cart rentals.

The Company accounted for the acquisition of The Avalon Field Club at New Castle in accordance with ASU 2017-01. In accordance with ASU 2017-01, the Company evaluated whether to account for the transaction as either a business or asset acquisition. The Company determined that all of the fair value of the gross assets acquired was concentrated in the real property. In accordance with the guidance, assets that are attached to each other, such as land and a building residing on the land which cannot be physically removed and used separately from each other without incurring significant cost are considered to be a single identifiable asset. In accordance with ASU 2017-01, the Company accounted for the transaction as an asset acquisition as all of the value of the gross assets acquired resides in that single asset.

In accordance with ASU 2017-01, the Company capitalized approximately $67,000 of transaction costs as a component of the cost of the real property assets acquired.

The Avalon Field Club also assumed the remaining term of the Club’s golf cart operating lease. At acquisition the Company recorded an operating lease right-of-use asset and corresponding obligation under operating leases of approximately $126,000. The golf cart operating lease had a remaining lease term of 3 years at the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the transaction date (in thousands):

Assets acquired:
Building and land	$854
Operating lease right-of-use assets	126
Prepaid real estate taxes	23
Total assets acquired:	1,003
Liabilities assumed:
Commercial mortgage	653
Demand line of credit	134
Obligations under operating leases	126
Total liabilities assumed	913
Total consideration	$90

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

Liquidity and Capital Resources

For the six months ended June 30, 2019, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on our term loan facilities and to fund capital expenditures which included the renovation of the Avalon Athletic Club at Boardman and the continued renovation and expansion of The Avalon Inn as described below.

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (the “Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage and Demand Line of Credit, as amended, (collectively the “Agreements”) at closing as consideration for the purchase of the real property of the Club. The total amount of outstanding debt under the Agreements assumed by Havana Cigar Shop, Inc., at closing was approximately $787,000.

Subsequent to the asset Purchase and Sale Agreement, Havana Cigar Shop, Inc. was named The Avalon Field Club at New Castle. During the second quarter of 2019, The Avalon Field Club at New Castle was in limited operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition.

The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by The Avalon Field Club at New Castle. In addition, hotel guests at The Avalon Inn can utilize the facility during their stay. The Avalon Field Club at New Castle earns revenue through membership dues, food, beverage and merchandise sales, greens fees and associated cart rentals.

On March 7, 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio for approximately $1.3 million in cash. In accordance with our Term Loan Agreement, the Company withdrew funds from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Avalon Inn that were paid with operating cash to fund the acquisition of the Boardman Tennis Center property. Subsequent to the acquisition, the Boardman Tennis Center property was named the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land.

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

During the six months ended June 30, 2019, Avalon incurred capital expenditures of $4.5 million of which $2.9 million of such expenditures was paid to vendors during the six month period ended June 30, 2019. Such expenditures primarily related to the continued renovation and expansion of The Avalon Inn and, to a lesser extent, renovation of the Avalon Athletic Club at Boardman facility. During the six months ended June 30, 2018, Avalon incurred capital expenditures of $0.9 million of which $0.7 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Avalon Inn. In 2019 and 2018, The Avalon Inn was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and recreation center and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2019 are expected to be in the range of $6.0 million to $7.0 million, funded with cash in our project fund account, operating cash and cash generated from operations. Capital expenditures will principally relate to the continued renovation and expansion of The Avalon Inn, renovation of the Avalon Athletic Club at Boardman facility, renovation of The Avalon Field Club at New Castle facility, building improvements and equipment purchases.

2016 Term Loan Agreement

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2016 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the 2016 Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the 2016 Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Avalon Inn. At June 30, 2019 the project fund proceeds related to the 2016 Term Loan Agreement were fully utilized. At December 31, 2018, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the 2016 Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings under the 2016 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2016 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2016 Term Loan Agreement covenants at June 30, 2019 and December 31, 2018.

2019 Term Loan Agreement

On March 29, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2019 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $3.0 million term loan. At closing, a portion of the proceeds were used to pay related transaction costs associated with the 2019 Term Loan Agreement with the remaining proceeds deposited into a project fund account to fund costs of renovating and expanding The Avalon Inn. At June 30, 2019, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The $3.0 million outstanding under the 2019 Term Loan Agreement is payable in 92 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced on April 20, 2019 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2026. Borrowings under the 2019 Term Loan Agreement bear interest at a fixed rate of 6.25% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.25% per annum or (b) the sum of the Index Rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 8.50% per annum.

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

Borrowings under the 2019 Term Loan Agreement are secured by a second priority mortgage lien on the land, building and improvements on the property owned by The Avalon Inn as defined in the agreement. The 2019 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2019 Term Loan Agreement covenants at June 30, 2019.

Commercial Mortgage

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (the “Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement (the “Assumption Agreement”) with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage (the “Commercial Mortgage”) and Demand Line of Credit, as amended (the “Demand Line of Credit”), at closing as consideration for the purchase of the real property of the Club.

At closing the outstanding principal balance assumed under the Commercial Mortgage obligation was $653,000. The $653,000 outstanding under the $950,000 Commercial Mortgage is payable in 110 equal monthly installments of $7,573 consisting of principal and interest which commenced May 21, 2019 and matures on June 21, 2028. Borrowings under the Commercial Mortgage bear interest at a fixed rate of 5.50% until June 21, 2023 at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 4.25% per annum or (b) the Prime Rate plus 0.50%.

Avalon has the right to prepay the amount outstanding under the Commercial Mortgage, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, with no prepayment penalty.

Borrowings under the Commercial Mortgage are secured by a first lien mortgage and assignment of leases and rents on the land, building and improvements on the property and non-real estate assets owned by Havana Cigar Shop, Inc. The Commercial Mortgage also contains certain financial and other covenants, customary representations, warranties and events of default.

Demand Line of Credit

Under the Assumption Agreement Havana Cigar Shop, Inc. also assumed the Club’s $150,000 Commercial Demand Line of Credit with Mercer County State Bank of which $134,000 was outstanding at closing. Monthly payments consist of interest only on the outstanding principal balance with principal due on demand in the event of default as defined in the Commercial Demand Line of Credit agreement. During the second quarter of 2019, the outstanding balance was paid in full. No additional funds were drawn under the Demand Line of Credit at June 30, 2019.

Outstanding borrowings under the Commercial Demand Line of Credit bear interest at Prime Rate plus 0.50%. At June 30, 2019, the interest rate on the Commercial Demand Line of Credit was 6.00%.

Borrowings under the Commercial Demand Line of Credit are secured by a second lien mortgage and assignment of leases and rents on the land, building and improvements on the property and non-real estate assets owned by Havana Cigar Shop, Inc. The Commercial Demand Line of Credit agreement also contains certain financial and other covenants, customary representations, warranties and events of default.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million with an original maturity date of May 31, 2020. On June 17, 2019, the Company amended the Line of Credit Agreement to extend the maturity date to May 31, 2021. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination.

No amounts were drawn under the Line of Credit Agreement at June 30, 2019 and December 31, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2019, the interest rate on the Line of Credit Agreement was 5.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at June 30, 2019 and December 31, 2018.

During the three month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively. During the six month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.45% and 5.35%, respectively.

Squaw Creek Country Club Lease Agreement

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

At June 30, 2019 and December 31, 2018, there was a working capital deficit of approximately $2.6 million and $0.7 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, an increase in accounts payable related to unpaid construction billings, an increase in accrued payroll and compensation related to certain accrued bonuses, the current portion of obligations under operating leases and our long-term debt obligations. The working capital deficit was partially offset by an increase in in cash and cash equivalents and unbilled membership dues receivable.

Accounts receivable increased to $12.3 million at June 30, 2019 compared with $12.2 million at December 31, 2018. This increase was primarily due to an increase in accounts receivable related to the golf and related operations segment as a result of the timing of annual membership renewals. This increase was partially offset by a decrease in accounts receivable related to the waste management services segment. This decrease was the result of the timing of receipt on receivables.

Accounts payable increased to $12.1 million at June 30, 2019 compared with $10.5 million at December 31, 2018. The increase in accounts payable is primarily due to unpaid construction bills associated with the expansion of The Avalon Inn of $1.6 million.

Deferred revenue relating to membership dues was approximately $4.5 million at June 30, 2019 compared to $2.9 million at December 31, 2018. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in members during 2019. The number of members at June 30, 2019 was 4,996 compared to 4,606 at December 31, 2018.

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

Golf and Related Operations Segment

In August 2014, the Company acquired The Avalon Inn which was integrated into the golf and related operations segment. The acquisition is consistent with the Company's business strategy in that The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Inn is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its four golf facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club.

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

On May 13, 2019, Avalon acquired The Avalon Field Club at New Castle which was integrated into the golf and related operations segment. The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by The Avalon Field Club at New Castle. In addition, hotel guests of The Avalon Inn can utilize the facility during their stay.

In addition, several private country clubs in the northeast Ohio area are experiencing economic difficulties. Avalon believes some of these clubs may represent an attractive investment opportunity. While Avalon has not entered into any pending agreements for acquisitions, it may do so at any time and will continue to consider acquisitions that make economic sense.

Results of Operations

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities, a multipurpose recreation center and a travel agency.

Performance in second quarter of 2019 compared with the second quarter of 2018

Overall Performance

Net operating revenues increased to $18.4 million in the second quarter of 2019 compared with $16.7 million in the second quarter of 2018. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $12.9 million in the second quarter of 2019 compared with $11.5 million in the second quarter of 2018. Net operating revenues of the golf and related operations segment were approximately $5.5 million in the second quarter of 2019 compared to $5.2 million in the second quarter of 2018.

Costs of operations related to the waste management segment increased to $10.3 million in the second quarter of 2019 compared with $9.1 million in the second quarter of 2018. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations related to the golf and related operations segment increased to $4.6 million in the second quarter of 2019 compared to $4.1 million in the second quarter of 2018. Such increase was a result of higher employee related costs, and to a lesser extent, an increase in the cost of food due to higher food sales and increased golf course maintenance and repair costs.

Depreciation and amortization expense was approximately $0.6 million in the second quarter of 2019 compared to $0.7 million in the second quarter of 2018. The decrease is due to the lower depreciable asset base mainly due to the impairment of the property and equipment in the fourth quarter of 2018 related to the Company’s salt water injection wells.

Consolidated selling, general and administrative expenses were approximately $2.4 in the second quarter of 2019 compared to $2.2 million in the second quarter of 2018. The increase was attributable to higher employee related costs.

Interest expense was approximately $0.2 million in both the second quarter of 2019 and 2018. During the three month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.5 million, or $0.12 per share, in the second quarter of 2019 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.6 million, or $0.16 per share, in the second quarter of 2018.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $12.9 million in the second quarter of 2019 compared with $11.5 million in the second quarter of 2018. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business increased to $12.2 million in the second quarter of 2019 from $10.9 million in the second quarter of 2018. This increase was primarily due to an increase in net operating revenues relating to event work related to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $5.4 million in the second quarter of 2019 compared with $4.0 million in the second quarter of 2018. In addition, continuous work of the waste disposal brokerage business increased approximately $0.2 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.4 million in the second quarter of 2019 compared with $6.2 million in the second quarter of 2018. Net operating revenues related to managerial, consulting and clerical services were approximately $0.4 million in the second quarter of 2019 compared to $0.7 million in the second quarter of 2018. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the second quarter of 2019 compared to $0.6 million in the second quarter of 2018. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the suspension of the salt water injections wells described below, there were no operating revenues during the second quarter of 2019 and 2018.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

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

Costs of operations related to the waste management segment increased to $10.3 million in the second quarter of 2019 compared with $9.1 million in the second quarter of 2018. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the second quarter of 2019 compared to 21% in the second quarter of 2018. The decrease in the overall gross margin percentage was attributable to the lower gross profit generated from event work projects during the second quarter of 2019.

Income before income taxes for the waste management services segment was approximately $1.2 million in the second quarter of 2019 compared to $1.0 million in the second quarter of 2018. Income before income taxes of the waste brokerage and management services business was approximately $1.2 million in the second quarter of 2019 compared to $1.1 million in the second quarter of 2018. The increased income before taxes was primarily attributable to the increased gross margin from the higher net operating revenues related to both continuous and event work during the second quarter of 2019 compared to the second quarter of 2018. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the second quarter of 2019 and 2018. During the second quarter of 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus process described above. During the second quarter of 2018, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $5.5 million in the second quarter of 2019 compared to $5.2 million in the second quarter of 2018. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales were approximately $2.3 million in the second quarter of 2019 compared to $2.2 million in the second quarter of 2018. The increase was primarily due to an increase in food and beverage revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $3.2 million in the second quarter of 2019 compared to $3.0 million in the second quarter of 2018. Net operating revenues related to room rental was approximately $0.7 million in both the second quarter of 2019 and 2018. Membership dues revenue was approximately $1.4 million in the second quarter of 2019 compared to $1.3 million in the second quarter of 2018. The increase in membership dues revenue is attributable to the increase in members between periods. The average number of members during the second quarter of 2019 was 4,870 compared to 4,512 in the prior period. Greens fees and associated cart rentals were $0.6 million in the second quarter of 2019 compared to $0.5 million in the second quarter of 2018. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.5 million in both the second quarter of 2019 and 2018.

Cost of operations for the golf and related operations segment was $4.6 million in the second quarter of 2019 compared with $4.1 million in the second quarter of 2018. Cost of food, beverage and merchandise was approximately $1.0 million in the second quarter of 2019 compared to $0.9 million in the second quarter of 2018. The increase in costs between periods is attributable to the increase in the associated food and beverage revenues at the club between periods. The cost of food, beverage and merchandise sales was approximately 42% in both the second quarter of 2019 and 2018. Golf and related operations operating costs increased to approximately $3.6 million in the second quarter of 2019 compared with $3.2 million in the second quarter of 2018. The increase was primarily a result of higher employee related costs, and to a lesser extent, an increase in golf course maintenance and repair costs.

Income before taxes for the golf and related operations was approximately $0.2 million in the second quarter of 2019 compared with $0.4 million in the second quarter of 2018. The change between periods was primarily due to higher employee related costs, and to a lesser extent, an increase in golf course maintenance and repair costs.

General Corporate Expenses

General corporate expenses were $0.8 million in the second quarter of 2019 compared to $0.7 million in the second quarter of 2018. The increase in general corporate expenses was due to higher legal and professional costs.

Interest Expense

Interest expense was approximately $0.2 million in both the second quarter of 2019 and 2018. During the three month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively.

Net Income

During the three months ended June 30, 2019 and 2018, net income attributable to Avalon Holdings Corporation common shareholders was $0.5 million and $0.6 million, respectively. Avalon recorded a state income tax provision in both the second quarter of 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2019 compared with the first six months of 2018

Overall Performance

Net operating revenues increased to $33.0 million in the first six months of 2019 compared with $28.2 million in the first six months of 2018. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $24.3 million in the first six months of 2019 compared with $20.0 million in the first six months of 2018. Net operating revenues of the golf and related operations segment were approximately $8.7 million in the first six months of 2019 compared to $8.2 million in the first six months of 2018.

Costs of operations related to the waste management segment increased to $19.5 million in the first six months of 2019 compared with $15.8 million in the first six months of 2018. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. Cost of operations related to the golf and related operations segment increased to $7.6 million in the first six months of 2019 compared to $6.8 million in the first six months of 2018. Such increase was a result of higher employee related costs, and to a lesser extent, an increase in the cost of food and increased golf course maintenance and repair costs.

Depreciation and amortization expense was approximately $1.2 million in the first six months of 2019 compared to $1.4 million in the first six months of 2018. The decrease is due to the lower depreciable asset base mainly due to the impairment of the property and equipment in the fourth quarter of 2018 related to the Company’s salt water injection wells.

Consolidated selling, general and administrative expenses were approximately $4.6 in the first six months of 2019 compared to $4.4 million in the first six months of 2018. The increase was attributable to higher employee related costs partially offset by lower legal and professional costs.

Interest expense was approximately $0.4 million in the first six months of 2019 compared to $0.3 million in the first six months of 2018. The increase in interest expense is due to the higher outstanding average debt during the first six months of 2019 compared to the prior period. During the six month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.45% and 5.35%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was approximately $0.2 million, or $0.04 per share, in the first six months of 2019 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of approximately $0.2 million, or $0.05 per share, in the first six months of 2018.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $24.3 million in the first six months of 2019 compared with $20.0 million in the first six months of 2018.

The net operating revenues of the waste disposal brokerage and management services business increased to $23.0 million in the first six months of 2019 from $18.8 million in the first six months of 2018. This increase was primarily due to an increase in net operating revenues relating to event work related to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $9.7 million in the first six months of 2019 compared with $6.2 million in the first six months of 2018. In addition, continuous work of the waste disposal brokerage business increased approximately $0.9 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $12.7 million in the first six months of 2019 compared with $11.8 million in the first six months of 2018. Net operating revenues related to managerial, consulting and clerical services were approximately $0.6 million in the first six months of 2019 compared to $0.8 million in the first six months of 2018. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $1.3 million in the first six months of 2019 compared to $1.2 million in the first six months of 2018. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Due to the suspension of the salt water injections wells noted above, there were no operating revenues during the first six months of 2019 and 2018.

Costs of operations related to the waste management segment increased to $19.5 million in the first six months of 2019 compared with $15.8 million in the first six months of 2018. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues between periods as these costs vary directly with the associated net operating revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the first six months of 2019 compared to 21% in the first six months of 2018. The decrease in the overall gross margin percentage was attributable to the lower gross profit generated from both the continuous and event work projects during the first six months of 2019.

Income before income taxes for the waste management services segment was approximately $2.2 million in the first six months of 2019 compared to $1.5 million in the first six months of 2018. Income before income taxes of the waste brokerage and management services business was approximately $2.1 million in the first six months of 2019 compared to $1.8 million in the first six months of 2018. The increased income before taxes was primarily attributable to the increased gross margin from the higher net operating revenues related to both continuous and event work during the first six months of 2019 compared to the first six months of 2018. Income before income taxes of the captive landfill operations was approximately $0.2 million in both the first six months of 2019 and 2018. During the first six months of 2019 the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus process described above. During the first six months of 2018, the salt water injection wells incurred a loss before income taxes of approximately $0.5 million primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $8.7 million in the first six months of 2019 compared to $8.2 million in the first six months of 2018.

Food, beverage and merchandise sales were approximately $3.4 million in the first six months of 2019 compared to $3.2 million in the first six months of 2018. The increase was primarily due to an increase in food and beverage revenue related to the clubs between periods.

Other net operating revenues related to the golf and related operations were $5.3 million in the first six months of 2019 compared to $5.0 million in the first six months of 2018. Net operating revenues related to room rental was approximately $1.0 million in both the first six months of 2019 and 2018. Membership dues revenue was approximately $2.7 million in the first six months of 2019 compared to $2.6 million in the first six months of 2018. The increase in membership dues revenue is attributable to the increase in members between periods. The average number of members during the first six months of 2019 was 4,760 compared to 4,442 in the prior period. Greens fees and associated cart rentals were $0.7 million in the first six months of 2019 compared to $0.6 million in the first six months of 2018. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.9 million in the first six months of 2019 compared to $0.8 million in the first six months of 2018. The increase was primarily due to tennis lessons and court rental fees related to the Avalon Athletic Club at Boardman. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2019 and 2018.

Cost of operations for the golf and related operations segment was $7.6 million in the first six months of 2019 compared with $6.8 million in the first six months of 2018. Cost of food, beverage and merchandise was approximately $1.5 million in the first six months of 2019 compared to $1.4 million in the first six months of 2018. The increase is due to the higher cost of food in the first six months of 2019 when compared to the prior period. The cost of food, beverage and merchandise sales was approximately 44% and 43% of the associated net operating revenues in the first six months of 2019 and 2018, respectively. Golf and related operations operating costs increased to approximately $6.1 million in the first six months of 2019 compared with $5.4 million in the first six months of 2018. The increase was primarily a result of higher employee related costs and, to a lesser extent, increased golf course maintenance and repairs costs.

The golf and related operations recorded a loss before income taxes of $0.5 million in the first six months of 2019 compared with breaking even in the first six months of 2018. The change between periods was primarily due to higher employee related costs, and to a lesser extent, increased golf course maintenance repair costs.

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

General Corporate Expenses

General corporate expenses were $1.6 million in both the first six months of 2019 and 2018.

Interest Expense

Interest expense was approximately $0.4 million in the first six months of 2019 compared to $0.3 million in the first six months of 2018. The increase in interest expense is due to the higher outstanding average debt during the first six months of 2019 compared to the prior period. During the six month periods ended June 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.45% and 5.35%, respectively.

Net Loss

During both the six months ended June 30, 2019 and 2018, net loss attributable to Avalon Holdings Corporation common shareholders was $0.2 million. Avalon recorded a state income tax provision in both the second quarter of 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time.

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

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Avalon Inn provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Avalon Inn. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Avalon Inn will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2019, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients. As a result of adoption, on January 1, 2019, the Company recorded a ROU asset and related lease liability of approximately $1.7 million for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Avalon Inn and office copiers under operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018. The Company does not expect the adoption to have a material impact on an ongoing basis.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted ASU 2017-01 on January 1, 2018. The acquisition of the Boardman Tennis Center property, acquired in March 2018, and the acquisition of the New Castle Country Club property, acquired in May 2019, was accounted for in accordance with ASU 2017-01.

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

Borrowings under the Commercial Mortgage bear interest at a fixed rate of 5.50% until June 21, 2023 at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 4.25% per annum or (b) the Prime Rate plus 0.50%.

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2019, the interest rate on the Line of Credit Agreement was 5.75%. No amounts were outstanding under the Line of Credit Agreement at June 30, 2019.

Outstanding borrowings under the Demand Line of Credit bear interest at Prime Rate plus 0.50%. The interest rate on the Demand Line of Credit was 6.00% at June 30, 2019. No amounts were outstanding under the Demand Line of Credit at June 30, 2019.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements to facilitate adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Exhibit 10.1  Assignment and Assumption and Commercial Loan Modification Agreement, effective May 13, 2019 between Mercer County State Bank, as lender, New Castle Country Club, as borrower, and Havana Cigar Shop, Inc. dba Avalon Field Club at New Castle, as buyer/obligor, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.2 Business Loan Agreement, principal amount of $950,000, dated as of June 21, 2013 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.3  Promissory Note, principal amount of $950,000, dated as of June 21, 2013 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.4 Commercial Security Agreement, principal amount of $950,000, dated as of June 21, 2013 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.5 Commercial Security Agreement, principal amount of $100,000, dated as of June 21, 2013 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.6 Business Loan Agreement, principal amount of $150,000, dated as of May 28, 2014 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.7 Credit Agreement and Disclosure Change in Terms Agreement, principal amount of $150,000, dated as of May 28, 2014 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.7 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.8 Credit Agreement and Disclosure Change in Terms Agreement, principal amount of $150,000, dated as of July 10, 2015 between New Castle Country Club, as borrower, and Mercer County State Bank, as lender, incorporated by reference as Exhibit 10.8 to Avalon Holdings Corporation Form 8-K filed on May 14, 2019.

Exhibit 10.9 Change in Terms Agreement, dated as of June 17, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on June 18, 2019.

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

On April 25, 2019, Avalon reported the voting results from the Annual Meeting held on April 25, 2019.

On May 14, 2019, Avalon reported that on May 13, 2019, the Company entered into an Assignment and Assumption and Commercial Loan Modification Agreement with Mercer County State Bank for the outstanding debt under New Castle Country Club’s Commercial Mortgage and Demand Line of Credit, as amended, as consideration for the purchase of the real property of New Castle Country Club.

On May 21, 2019, Avalon reported that on May 20, 2019, its Audit Committee of the Board of Directors was dismissing BDO USA LLP as its independent registered public accounting firm. The Company concurrently reported that its Audit Committee of the Board of Directors approved to engage Grant Thornton LLP as Avalon’s independent registered public accounting firm.

On June 18, 2019, Avalon reported that on June 17, 2019, the Company entered into an amendment to its existing The Line of Credit Agreement dated May 31, 2018, with Home Savings Bank to extend the original maturity date of May 31, 2020 to May 31, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 9, 2019	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)