Form 10-Q
period 2019-09-30
AVALON HOLDINGS CORP
filed 2019-11-13
CIK 1061069

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 8, 2019.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net operating revenues:
Waste management services	$11,572	$12,557	$35,908	$32,525
Food, beverage and merchandise sales	2,587	2,285	6,027	5,531
Other golf and related operations	3,859	3,306	9,116	8,313
Total golf and related operations	6,446	5,591	15,143	13,844
Total net operating revenues	18,018	18,148	51,051	46,369

Costs and expenses:
Waste management services operating costs	9,229	9,863	28,773	25,615
Cost of food, beverage and merchandise	1,169	992	2,683	2,391
Golf and related operations operating costs	4,266	3,337	10,361	8,700
Depreciation and amortization expense	630	732	1,848	2,187
Selling, general and administrative expenses	2,379	2,297	6,990	6,737
Operating income	345	927	396	739

Other income (expense):
Interest expense	(222)	(167)	(600)	(512)
Other income, net	41	45	257	218
Income before income taxes	164	805	53	445

Provision for income taxes	38	52	135	112
Net income (loss)	126	753	(82)	333

Less net loss attributable to non-controlling interest in subsidiary	(18)	(96)	(67)	(340)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$144	$849	$(15)	$673

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.04	$0.22	$(0.00)	$0.18
Diluted net income (loss) per share	$0.04	$0.21	$(0.00)	$0.17

Weighted average shares outstanding - basic	3,875	3,803	3,875	3,803
Weighted average shares outstanding - diluted	3,893	4,049	3,875	3,895

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,942	$1,406
Accounts receivable, less allowance for doubtful accounts of $273 at September 30, 2019 and $255 at December 31, 2018	10,995	12,197
Unbilled membership dues receivable	853	554
Inventories	853	820
Prepaid expenses	766	622
Other current assets	26	31
Total current assets	15,435	15,630

Property and equipment, net	48,219	42,534
Property and equipment under finance leases, net	5,854	6,068
Operating lease right-of-use assets	1,505	-
Restricted cash	-	502
Noncurrent deferred tax asset	8	8
Other assets, net	38	27
Total assets	$71,059	$64,769

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$782	$578
Current portion of obligations under finance leases	250	236
Current portion of obligations under operating leases	528	-
Accounts payable	10,530	10,454
Accrued payroll and other compensation	1,024	872
Accrued income taxes	106	84
Other accrued taxes	358	405
Deferred membership dues revenue	3,854	2,899
Other liabilities and accrued expenses	987	793
Total current liabilities	18,419	16,321

Long-term debt, net of current portion	13,058	10,167
Line of credit	575	-
Obligations under finance leases, net of current portion	515	688
Obligations under operating leases, net of current portion	977	-
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,145	59,141
Accumulated deficit	(21,716)	(21,701)
Total Avalon Holdings Corporation Shareholders' Equity	37,468	37,479
Non-controlling interest in subsidiary	(53)	14
Total equity	37,415	37,493
Total liabilities and equity	$71,059	$64,769

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2019	3,263,647	611,784	$33	$6	$59,144	$(21,860)	$37,323	$(35)	$37,288

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	144	144	(18)	126

Balance at September 30, 2019	3,263,647	611,784	$33	$6	$59,145	$(21,716)	$37,468	$(53)	$37,415

	For the Three Months Ended September 30, 2018

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2018	3,191,100	612,231	$32	$6	$58,968	$(20,733)	$38,273	$1,882	$40,155

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net income (loss)	-	-	-	-	-	849	849	(96)	753

Balance at September 30, 2018	3,191,100	612,231	$32	$6	$58,970	$(19,884)	$39,124	$1,786	$40,910

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2019	3,263,647	611,784	$33	$6	$59,141	$(21,701)	$37,479	$14	$37,493

Stock options - compensation costs	-	-	-	-	4	-	4	-	4

Net loss	-	-	-	-	-	(15)	(15)	(67)	(82)

Balance at September 30, 2019	3,263,647	611,784	$33	$6	$59,145	$(21,716)	$37,468	$(53)	$37,415

	For the Nine Months Ended September 30, 2018

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2018	3,191,100	612,231	$32	$6	$58,965	$(20,557)	$38,446	$2,126	$40,572

Stock options - compensation costs	-	-	-	-	5	-	5	-	5

Net income (loss)	-	-	-	-	-	673	673	(340)	333

Balance at September 30, 2018	3,191,100	612,231	$32	$6	$58,970	$(19,884)	$39,124	$1,786	$40,910

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(82)	$333
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	1,848	2,187
Amortization of debt issuance costs	25	22
Compensation costs - stock options	4	5
Provision for losses on accounts receivable	27	34
Gain from disposal of vehicle	(45)	(17)
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	1,175	(1,462)
Unbilled membership dues receivable	(299)	(194)
Inventories	(33)	(31)
Prepaid expenses	(124)	(49)
Other assets	(6)	(4)
Accounts payable	(667)	1,338
Accrued payroll and other compensation	152	281
Accrued income taxes	22	30
Other accrued taxes	(47)	(45)
Deferred membership dues revenue	955	613
Other liabilities and accrued expenses	194	103
Net cash provided by operating activities	3,099	3,144

Cash flows from investing activities:
Capital expenditures	(5,689)	(2,012)
Acquisition of Boardman Tennis Center property	-	(1,269)
Payments related to acquisition of New Castle Country Club property	(90)	-
Proceeds from disposal of vehicle	45	17
Net cash used in investing activities	(5,734)	(3,264)

Cash flows from financing activities:
Proceeds under term loan facility	3,000	-
Payments of debt issuance costs	(47)	(5)
Principal payments on term loan facilities	(533)	(422)
Borrowings under line of credit facility	575	-
Repayment under line of credit facility	(134)	-
Principal payments on finance lease obligations	(192)	(178)
Net cash provided by (used in) financing activities	2,669	(605)

Increase (decrease) in cash, cash equivalents and restricted cash	34	(725)
Cash, cash equivalents and restricted cash at beginning of period	1,908	3,851
Cash, cash equivalents and restricted cash at end of period	$1,942	$3,126

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$743	$585
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligaitons	$1,807	$-
Finance lease obligations incurred	$33	$77
Acquisition of New Castle Country Club real property in exchange for the assumption of outstanding debt	$787	$-

Cash paid during the period for interest	$556	$490
Cash paid during the period for income taxes	$113	$82

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of four golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. ARCI also owns and operates a hotel and related resort amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. In the third quarter of 2019, The Avalon Inn, which includes the hotel and related resort amenities was renamed The Grand Resort.

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2019, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients. As a result of adoption, on January 1, 2019, the Company recorded a ROU asset and related lease liability of approximately $1.7 million for its golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases (See Note 7).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 clarifies the principles used to recognize revenue for all entities. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard replaces most of the existing revenue recognition standards in U.S. GAAP. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. On January 1, 2018, the Company adopted ASU 2014-09 and ASU 2016-08, and all related amendments using the modified retrospective method. The adoption did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, in our Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (See Note 5).

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”), which requires entities to include restricted cash and restricted cash equivalent balances with cash and cash equivalent balances in the statement of cash flows.  On January 1, 2018, the Company adopted ASU 2016-18. The adoption of ASU 2016-18 impacted the presentation of our Condensed Consolidated Statements of Cash Flows and resulted in additional disclosure in our Notes to Unaudited Condensed Consolidated Financial Statements for the restricted cash related to the loan proceeds deposited into our project fund account that have not yet been utilized to fund the additional renovation and expansion of The Grand Resort (See Note 4).

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Grand Resort in accordance with the provisions of the loan and security agreements (See Note 9).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$1,942	$1,406
Restricted cash	-	502
Cash, cash equivalents and restricted cash	$1,942	$1,908

Note 5. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, Avalon adopted the new accounting standard FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments using the modified retrospective method for all contracts. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change. The adoption of ASC 606 did not result in an impact to the way the Company records revenue and as such did not result in period reclassifications to or from revenue or its associated costs. As a result of the adoption, the Company separately disclosed contract assets, further described below, in our Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 and associated cash flows in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018.

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019 and 2018, the net operating revenues related to waste management services represented approximately 64% and 69%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2019 and 2018, the net operating revenues related to waste management services represented approximately 70% of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2019 and 2018, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

For the three months ended September 30, 2019 and 2018, the net operating revenues related to the golf and related operations represented approximately 36% and 31%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2019 and 2018, the net operating revenues related to the golf and related operations represented approximately 30% of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2019 and 2018, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

For our hotel operations, Avalon’s performance obligation is to provide lodging facilities. The separate components of providing these services (hotel room, toiletry items, housekeeping, and amenities) are not distinct within the context of the contract as they are all highly dependent and interrelated as part of the obligation to provide the lodging facility. Room sales are driven by a fixed fee charged to a hotel guest to stay at The Grand Resort for an agreed upon period. The Company agrees to provide a room to the hotel guest for a specified time period for that agreed-upon rate. Our hotel room reservations are performance obligations satisfied over time as the hotel guest simultaneously receives and consumes the benefits provided by the hotel. For performance obligations satisfied over time, our hotel operations measure the progress toward complete satisfaction of the performance obligation and recognize revenue proportionately over the course of the customer’s stay.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Waste management and brokerage services	$10,867	$12,009	$33,853	$30,779
Captive landfill management operations	705	548	2,055	1,746
Total waste management services revenues	11,572	12,557	35,908	32,525
Food, beverage and merchandise sales	2,587	2,285	6,027	5,531
Membership dues revenue	1,474	1,278	4,220	3,871
Room rental revenue	814	739	1,808	1,781
Greens fees and cart rental revenue	1,098	865	1,755	1,460
Other revenue	473	424	1,333	1,201
Total golf and related operations revenue	6,446	5,591	15,143	13,844
Total net operating revenues	$18,018	$18,148	$51,051	$46,369

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2019 and December 31, 2018, accounts receivable, net, related to our waste management services segment were approximately $9.7 million and $11.2 million, respectively. At September 30, 2019 one customer accounted for approximately 17% of the waste management services segment’s receivables and 15% of the consolidated receivables. At December 31, 2018 two customers accounted for approximately 25% of the waste management services segment’s receivables and 23% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.3 million at September 30, 2019 and $1.0 million at December 31, 2018. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at September 30, 2019 or December 31, 2018.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. Allowance for doubtful accounts was approximately $0.3 million at both September 30, 2019 and December 31, 2018.

The following table presents changes in our allowance for doubtful accounts during the three and nine months ended at September 30, 2019 and 2018 (in thousands):

		Provision	Write-offs
	Balance at	for Doubtful	less	Balance at
	Beginning of Period	Accounts	Recoveries	End of Period
Three months ended September 30, 2019
Allowance for doubtful accounts	$267	$9	$(3)	$273
Three months ended September 30, 2018
Allowance for doubtful accounts	$263	$11	$(6)	$268

Nine months ended September 30, 2019
Allowance for doubtful accounts	$255	$27	$(9)	$273
Nine months ended September 30, 2018
Allowance for doubtful accounts	$237	$34	$(3)	$268

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.9 million at September 30, 2019 and $0.6 million at December 31, 2018.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Three months ended September 30, 2019
Contract Assets:
Unbilled membership dues receivable	$1,101	$284	$(532)	$853
Three months ended September 30, 2018
Contract Assets:
Unbilled membership dues receivable	$1,009	$184	$(419)	$774

Nine months ended September 30, 2019
Contract Assets:
Unbilled membership dues receivable	$554	$1,813	$(1,514)	$853
Nine months ended September 30, 2018
Contract Assets:
Unbilled membership dues receivable	$580	$1,475	$(1,281)	$774

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 were $3.9 million and $2.9 million, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.5 million at both September 30, 2019 and December 31, 2018.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Three months ended September 30, 2019
Contract Liabilities:
Deferred membership dues revenue	$4,497	$831	$(1,474)	$3,854
Customer advance deposits	$556	$438	$(487)	$507
Three months ended September 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$4,034	$595	$(1,278)	$3,351
Customer advance deposits	$491	$514	$(582)	$423

Nine months ended September 30, 2019
Contract Liabilities:
Deferred membership dues revenue	$2,899	$5,175	$(4,220)	$3,854
Customer advance deposits	$453	$1,100	$(1,046)	$507
Nine months ended September 30, 2018
Contract Liabilities:
Deferred membership dues revenue	$2,718	$4,504	$(3,871)	$3,351
Customer advance deposits	$430	$1,186	$(1,193)	$423

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

Property and equipment at September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Land and land improvements	$14,612	$14,231
Buildings and improvements	42,413	36,185
Machinery and equipment	4,869	4,508
Office furniture and fixtures	6,964	6,458
Vehicles	499	455
Construction in progress	2,084	2,569
	71,441	64,406
Less accumulated depreciation and amortization	(23,222)	(21,872)
Property and equipment, net	$48,219	$42,534

At September 30, 2019, the Company did not have any significant fixed contractual commitments for construction projects.

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

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort, and office copiers under operating leases. On January 1, 2019, as a result of the adopted ASU 2016-02, the Company recorded a ROU asset and related lease liability of approximately $1.7 million. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 3.2 years at September 30, 2019.

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

Leased property and associated obligations under operating leases at September 30, 2019 consists of the following (in thousands):

September 30,
2019
Operating lease right-of-use assets	$1,505

Current portion of obligations under operating leases	$528
Long-term portion of obligations under operating leases	977
Total obligations under operating leases	$1,505

The weighted average discount rate on operating leases was 5.01% at September 30, 2019.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2019 there were approximately 34.1 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into a lease for a piece of equipment which were determined to be finance leases. At September 30, 2019, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from 2 to 5 years at September 30, 2019.   The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.3 years at September 30, 2019.

Leased property and associated obligations under finance leases at September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Leased property under finance leases	$11,604	$11,442
Less accumulated amortization	(5,750)	(5,374)
Leased property under finace leases, net	$5,854	$6,068

Current portion of obligations under finance leases	$250	$236
Long-term portion of obligations under finance leases	515	688
Total obligations under finance leases	$765	$924

The weighted average discount rate on finance leases was 4.8% at both September 30, 2019 and December 31, 2018.

For the three and nine months ended September 30, 2019 and 2018, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating lease cost	$298	$195	$586	$446

Finance lease cost:
Depreciation on right-of-use assets	$124	$129	$376	$354
Interest on lease liabilities	11	13	33	38
Total finance lease cost	$135	$142	$409	$392

Future commitments under long-term, operating leases and finance leases at September 30, 2019 are as follows (in thousands):

	Finance	Operating	Total
2020	$285	$593	$878
2021	251	496	747
2022	72	343	415
2023	33	175	208
2024	20	31	51
Thereafter	435	-	435
Total lease payments	1,096	1,638	2,734
Less imputed interest	331	133	464
Total	765	1,505	2,270
Less: current portion of obligations under leases	250	528	778
Long-term portion of obligations under leases	$515	$977	$1,492

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2019 and 2018, the weighted average number of common shares outstanding was 3,875,431 and 3,803,331, respectively.

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

For the three months ended September 30, 2019 and 2018, the diluted weighted average number of shares outstanding was 3,892,948 and 4,048,683, respectively. For the nine months ended September 30, 2019, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2019 was 3,909,706. For the nine months ended September 30, 2018, the diluted weighted average number of shares outstanding was 3,895,129.

Note 9. Term Loans and Line of Credit Agreements

2016 Term Loan Agreement

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2016 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the 2016 Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the 2016 Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Grand Resort. At September 30, 2019 the project fund proceeds related to the 2016 Term Loan Agreement were fully utilized. At December 31, 2018, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the 2016 Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings under the 2016 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2016 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2016 Term Loan Agreement covenants at September 30, 2019 and December 31, 2018.

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

2019 Term Loan Agreement

On March 29, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2019 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $3.0 million term loan. At closing, a portion of the proceeds were used to pay related transaction costs associated with the 2019 Term Loan Agreement with the remaining proceeds deposited into a project fund account to fund costs of renovating and expanding The Grand Resort. At September 30, 2019 the project fund proceeds related to the 2019 Term Loan Agreement were fully utilized.

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

Borrowings under the 2019 Term Loan Agreement are secured by a second priority mortgage lien on the land, building and improvements on the property owned by The Grand Resort as defined in the agreement. The 2019 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2019 Term Loan Agreement covenants at September 30, 2019.

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

Demand Line of Credit

Under the Assumption Agreement Havana Cigar Shop, Inc. also assumed the Club’s $150,000 Commercial Demand Line of Credit with Mercer County State Bank of which $134,000 was outstanding at closing. Monthly payments consist of interest only on the outstanding principal balance with principal due on demand in the event of default as defined in the Commercial Demand Line of Credit agreement. During the third quarter of 2019, the outstanding balance was paid in full. No additional funds were drawn under the Demand Line of Credit at September 30, 2019.

Outstanding borrowings under the Commercial Demand Line of Credit bear interest at Prime Rate plus 0.50%. At September 30, 2019, the interest rate on the Commercial Demand Line of Credit was 5.50%.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million with an original maturity date of May 31, 2020. On June 17, 2019, the Company amended the Line of Credit Agreement to extend the maturity date to May 31, 2021. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the 2016 Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination.

At September 30, 2019, $575,000 was outstanding under the Line of Credit Agreement. No amounts were drawn under the Line of Credit Agreement at December 31, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2019, the interest rate on the Line of Credit Agreement was 5.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at September 30, 2019 and December 31, 2018.

During the three month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively. During the nine month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.48% and 5.35%, respectively.

Obligations under the Company’s term loan and mortgage agreements at September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019
	Gross Amount	Debt Issuance Costs	Net Amount
2016 Term loan agreement	$10,454	$(139)	$10,315
2019 Term loan agreement	2,934	(39)	2,895
Commercial Mortgage	630	-	630
Total	14,018	(178)	13,840
Less current portion	807	(25)	782
Long-term debt	$13,211	$(153)	$13,058

	December 31, 2018
	Gross Amount	Debt Issuance Costs	Net Amount
2016 Term loan agreement	$10,898	$(153)	$10,745
Less current portion	597	(19)	578
Long-term debt	$10,301	$(134)	$10,167

Future maturities under the Company term loan and mortgage agreements are as follows (in thousands):

For the Twelve Month Period Ending September 30,
2020	$807
2021	853
2022	901
2023	951
2024	1,005
Thereafter	9,501
Total	$14,018

Note 10. Income Taxes

During the three month periods ended September 30, 2019 and 2018, net income attributable to Avalon Holdings Corporation shareholders was $0.1 million and $0.8 million, respectively. During the nine month period ended September 30, 2019, net loss attributable to Avalon Holdings Corporation shareholders was less than $0.1 million compared to net income attributable to Avalon Holdings Corporation shareholders of $0.7 million for the nine month period ended September 30, 2018. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

The purpose of the Avalon Holdings Corporation 2019 Long-term Incentive Plan (the “Plan”) is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders. At September 30, 2019, options to purchase 760,000 shares have been granted under the 2009 Plan. Of these, 72,000 shares have been exercised, and options for 688,000 shares remain outstanding.

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

The following table is a summary of the stock option activity during 2019:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2019	688,000	2.52	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2019	688,000	$2.52	$1.00
Options Vested	652,000	$2.56	$1.03
Exercisable at September 30, 2019	634,000	$2.58	$1.05

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $1,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively, and $4,000 and $5,000 for the nine months ended September 30, 2019 and 2018, respectively, based upon the estimated grant date fair value calculations. As of September 30, 2019, there was approximately $19,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.67 years.

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

For both the nine months ended September 30, 2019 and 2018, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2018 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net operating revenues from:
Waste management services:
External customer revenues	$11,572	$12,557	$35,908	$32,525
Intersegment revenues	-	-	-	-
Total waste management services	11,572	12,557	35,908	32,525

Golf and related operations:
External customer revenues	6,446	5,591	15,143	13,844
Intersegment revenues	10	15	45	57
Total golf and related operations	6,456	5,606	15,188	13,901

Segment operating revenues	18,028	18,163	51,096	46,426
Intersegment eliminations	(10)	(15)	(45)	(57)
Total net operating revenues	$18,018	$18,148	$51,051	$46,369

Income (loss) before income taxes:
Waste management services	$1,074	$1,244	$3,295	$2,768
Golf and related operations	100	455	(363)	455
Segment income before income taxes	1,174	1,699	2,932	3,223
Corporate interest expense	(203)	(154)	(551)	(474)
Corporate other income, net	3	1	51	14
General corporate expenses	(810)	(741)	(2,379)	(2,318)
Income before income taxes	$164	$805	$53	$445

	September 30,	December 31,
	2019	2018
Identifiable assets:
Waste management services	$29,107	$27,383
Golf and related operations	55,297	48,074
Corporate	49,925	47,394
Subtotal	134,329	122,851
Elimination of intersegment receivables	(63,270)	(58,082)
Total	$71,059	$64,769

In comparing the total assets at September 30, 2019 with those at December 31, 2018, the increase in the total assets of the waste management services segment of $1.7 million is primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, and to a lesser extent, the right-of-use assets relating to operating leases partially offset by a decrease in accounts receivable. The increase in total assets of the golf and related operations segment of $7.2 million was primarily due to capital expenditures related to the expansion of The Grand Resort, the real property acquired relating to New Castle Country Club, the right-of-use assets related to operating leases, and an increase in accounts receivable, partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $2.5 million is primarily due to an increase in intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2019 and December 31, 2018, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time. The Oil and Gas Commission scheduled a hearing on this motion for August 13, 2019.  Before the hearing began, and in response to the Division’s motion to dismiss the Company’s motion to vacate, the Commission dismissed the matter.  The Company appealed that decision to the Franklin County Court of Common Pleas, which is pending.

Concurrently with the filing of the appeal with the Franklin County Court of Common Pleas, the Company filed a writ of mandamus in the 10th District Court of Appeals on August 30, 2019 to compel the chief of the Division to issue restart orders, or alternative orders that would allow the Company to either restart the AWMS #2 well, or appeal said orders to the Oil and Gas Commission in accordance with Ohio Law.

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

On March 18, 2019, Avalon, received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. To date, oral arguments in that case have not been scheduled.

Note 16. Asset Acquisitions

Boardman Tennis Center property

On March 7, 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio for approximately $1.3 million in cash. In accordance with our Term Loan Agreement, the Company withdrew funds from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Grand Resort that were paid with operating cash to fund the acquisition of the Boardman Tennis Center property. Subsequent to the acquisition, the Boardman Tennis Center property was named the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land.

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

The acquisition of the facility and its associated subsequent renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities.

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

New Castle Country Club property

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (“the Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage and Demand Line of Credit, as amended, (collectively the “Agreements”) at closing as consideration for the purchase of the real property of the Club. The total amount of outstanding debt under the Agreements assumed by Havana Cigar Shop, Inc., at closing was approximately $0.8 million (See Note 9).

Subsequent to the asset Purchase and Sale Agreement, Havana Cigar Shop, Inc. was named The Avalon Field Club at New Castle. The Avalon Field Club at New Castle is currently in operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition. The net operating revenues and results of operations related to The Avalon Field Club at New Castle from the period of acquisition are not significant and, accordingly, are not provided.

The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by The Avalon Field Club at New Castle. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. The Avalon Field Club at New Castle earns revenue through membership dues, food, beverage and merchandise sales, greens fees and associated cart rentals.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2019, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on our term loan facilities and to fund capital expenditures which included the renovation of the Avalon Athletic Club at Boardman and the continued renovation and expansion of The Grand Resort (formerly The Avalon Inn) as further described below. In the third quarter of 2019, The Avalon Inn, which includes the hotel and related resort amenities was renamed The Grand Resort.

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (the “Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage and Demand Line of Credit, as amended, (collectively the “Agreements”) at closing as consideration for the purchase of the real property of the Club. The total amount of outstanding debt under the Agreements assumed by Havana Cigar Shop, Inc., at closing was approximately $0.8 million.

Subsequent to the asset Purchase and Sale Agreement, Havana Cigar Shop, Inc. was named The Avalon Field Club at New Castle. The Avalon Field Club at New Castle is currently in operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition.

The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by The Avalon Field Club at New Castle. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. The Avalon Field Club at New Castle earns revenue through membership dues, food, beverage and merchandise sales, greens fees and associated cart rentals.

On March 7, 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio for approximately $1.3 million in cash. In accordance with our Term Loan Agreement, the Company withdrew funds from the restricted cash account for reimbursement for capital expenditures incurred in 2017 related to The Grand Resort that were paid with operating cash to fund the acquisition of the Boardman Tennis Center property. Subsequent to the acquisition, the Boardman Tennis Center property was named the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land.

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

The acquisition of the facility and its associated subsequent renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities.

During the nine months ended September 30, 2019, Avalon incurred capital expenditures of $6.4 million of which $5.7 million of such expenditures was paid to vendors during the nine month period ended September 30, 2019. Such expenditures primarily related to the continued renovation and expansion of The Grand Resort and, to a lesser extent, renovation of the Avalon Athletic Club at Boardman facility. During the nine months ended September 30, 2018, Avalon incurred capital expenditures of $2.6 million of which $2.0 million of such expenditures was paid to vendors and primarily related to the continued renovation and expansion of The Grand Resort and approximately $0.1 million of such expenditures related to a vehicle acquired under a new finance lease agreement. In 2019 and 2018, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and recreation center and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2019 are expected to be in the range of $7.5 million to $8.5 million, funded with cash from our project fund account, line of credit, operating cash and cash generated from operations. Capital expenditures principally relate to the continued renovation and expansion of The Grand Resort, renovation of the Avalon Athletic Club at Boardman facility, renovation of The Avalon Field Club at New Castle facility, building improvements and equipment purchases.

2016 Term Loan Agreement

On December 20, 2016, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2016 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $12.0 million term loan. At closing, $9.1 million of the proceeds were used to pay off amounts outstanding under the then existing line of credit agreement and associated accrued interest with Home Savings Bank, dated May 21, 2015, as amended, and pay related transaction costs associated with the 2016 Term Loan Agreement. The line of credit agreement with Home Savings Bank was terminated in conjunction with the repayment. Remaining proceeds of $2.9 million under the 2016 Term Loan Agreement were deposited in a project fund account to fund costs of renovating and expanding The Grand Resort. At September 30, 2019 the project fund proceeds related to the 2016 Term Loan Agreement were fully utilized. At December 31, 2018, the remaining project fund proceeds of approximately $0.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” On December 4, 2017 the 2016 Term Loan Agreement was amended to restate the definition of “Total Fixed Charges” utilized in the calculation of the “Fixed Charge Coverage Ratio.”

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

Borrowings under the 2016 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2016 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2016 Term Loan Agreement covenants at September 30, 2019 and December 31, 2018.

2019 Term Loan Agreement

On March 29, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2019 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $3.0 million term loan. At closing, a portion of the proceeds were used to pay related transaction costs associated with the 2019 Term Loan Agreement with the remaining proceeds deposited into a project fund account to fund costs of renovating and expanding The Grand Resort. At September 30, 2019 the project fund proceeds related to the 2019 Term Loan Agreement were fully utilized.

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

Borrowings under the 2019 Term Loan Agreement are secured by a second priority mortgage lien on the land, building and improvements on the property owned by The Grand Resort as defined in the agreement. The 2019 Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2019 Term Loan Agreement covenants at September 30, 2019.

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

Demand Line of Credit

Under the Assumption Agreement Havana Cigar Shop, Inc. also assumed the Club’s $150,000 Commercial Demand Line of Credit with Mercer County State Bank of which $134,000 was outstanding at closing. Monthly payments consist of interest only on the outstanding principal balance with principal due on demand in the event of default as defined in the Commercial Demand Line of Credit agreement. During the third quarter of 2019, the outstanding balance was paid in full. No additional funds were drawn under the Demand Line of Credit at September 30, 2019.

Outstanding borrowings under the Commercial Demand Line of Credit bear interest at Prime Rate plus 0.50%. At September 30, 2019, the interest rate on the Commercial Demand Line of Credit was 5.50%.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million with an original maturity date of May 31, 2020. On June 17, 2019, the Company amended the Line of Credit Agreement to extend the maturity date to May 31, 2021. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the 2016 Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination.

At September 30, 2019, $575,000 was outstanding under the Line of Credit Agreement. No amounts were drawn under the Line of Credit Agreement at December 31, 2018. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2019, the interest rate on the Line of Credit Agreement was 5.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at September 30, 2019 and December 31, 2018.

During the three month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively. During the nine month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.48% and 5.35%, respectively.

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

Working Capital

At September 30, 2019 and December 31, 2018, there was a working capital deficit of approximately $3.0 million and $0.7 million, respectively. Working capital was primarily negatively impacted by an increase in deferred membership dues revenue, an increase in the current portion of obligations under operating leases and long-term debt obligations and a decrease in accounts receivable.

Accounts receivable decreased to $11.0 million at September 30, 2019 compared with $12.2 million at December 31, 2018. This decrease was due to a decrease in accounts receivable related to the waste management services segment as a result of the timing of receipt of receivables and, to a lesser extent, a decrease in sales in the third quarter of 2019 compared with the fourth quarter of 2018. This decrease was partially offset by an increase in accounts receivable related to the golf and related operations segment as a result of the timing of annual membership renewals.

Accounts payable was $10.5 million at both September 30, 2019 and December 31, 2018. The increase in accounts payable related to the golf and related operations due to unpaid construction bills associated with the expansion of The Grand Resort was offset by a decrease in amounts due to disposal facilities and transportation carriers of the waste management services associated with the decrease in the net operating revenues in the third quarter of 2019 compared to the fourth quarter of 2018 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $3.9 million at September 30, 2019 compared to $2.9 million at December 31, 2018. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in members during 2019. The number of members at September 30, 2019 was 4,979 compared to 4,606 at December 31, 2018.

Management believes that anticipated cash provided from future operations, will be, for the foreseeable future, sufficient to meet operating requirements and make required monthly payments under our term loan and commercial mortgage facilities. If business conditions warrant additional monies needed to fund capital expenditure programs, Avalon will take actions such as refinancing or restructuring our current debt agreements, incurring additional indebtedness, issuance of common stock or issuance of a security with characteristics of both debt and equity.

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

Golf and Related Operations Segment

In August 2014, the Company acquired The Grand Resort (formerly The Avalon Inn) which was integrated into the golf and related operations segment. The acquisition is consistent with the Company's business strategy in that The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Grand Resort is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its four golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club.

On March 7, 2018, Avalon acquired the Avalon Athletic Club at Boardman which was integrated into the golf and related operations segment. The acquisition and subsequent renovation is consistent with the Company’s athletics and fitness business strategy. Members of the Avalon Golf and Country Clubs have access to the facility and all the tennis, athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests of The Grand Resort can utilize the facility during their stay.

On May 13, 2019, Avalon acquired The Avalon Field Club at New Castle which was integrated into the golf and related operations segment. The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by The Avalon Field Club at New Castle. In addition, hotel guests of The Grand Resort can utilize the facility during their stay.

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

Performance in third quarter of 2019 compared with the third quarter of 2018

Overall Performance

Net operating revenues decreased to $18.0 million in the third quarter of 2019 compared with $18.1 million in the third quarter of 2018. This decrease was primarily due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $11.6 million in the third quarter of 2019 compared with $12.5 million in the third quarter of 2018. This decrease was partially offset by an increase in the net operating revenues associated with the golf and related operations segment. Net operating revenues of the golf and related operations segment were approximately $6.4 million in the third quarter of 2019 compared to $5.6 million in the third quarter of 2018.

Costs of operations related to the waste management segment decreased to $9.2 million in the third quarter of 2019 compared with $9.9 million in the third quarter of 2018. The decrease in the cost of operations between periods for the waste management segment was primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment increased to $5.4 million in the third quarter of 2019 compared to $4.3 million in the third quarter of 2018. The increase was a result of operating costs associated with The Avalon Field Club at New Castle, which was acquired on May 13, 2019, higher employee related costs, and to a lesser extent, an increase in golf course maintenance and repair costs and food costs due to the associated increase in food revenue and overall increase in the product cost.

Depreciation and amortization expense was approximately $0.6 million in the third quarter of 2019 compared to $0.7 million in the third quarter of 2018. The decrease is due to the lower depreciable asset base mainly due to the impairment of the property and equipment in the fourth quarter of 2018 related to the Company’s salt water injection wells.

Consolidated selling, general and administrative expenses were approximately $2.4 million in the third quarter of 2019 compared to $2.3 million in the third quarter of 2018. The increase was due to increased employee related costs and the accumulated net increase in various corporate administrative expenses.

Interest expense was approximately $0.2 million in both the third quarter of 2019 and 2018. During the three month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.1 million, or $0.04 per share, in the third quarter of 2019 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.8 million, or $0.22 per share, in the third quarter of 2018.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $11.6 million in the third quarter of 2019 compared with $12.5 million in the third quarter of 2018. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business decreased to $10.9 million in the third quarter of 2019 from $12.0 million in the third quarter of 2018. This decrease was primarily due to decreased net operating revenues relating to event work related to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $4.5 million in the third quarter of 2019 compared with $5.3 million in the third quarter of 2018. In addition, continuous work of the waste disposal brokerage business decreased approximately $0.3 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $6.3 million in the third quarter of 2019 compared with $6.6 million in the third quarter of 2018. Net operating revenues related to managerial, consulting and clerical services were approximately $0.1 million in both the third quarter of 2019 and 2018. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the third quarter of 2019 compared to $0.5 million in the third quarter of 2018. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order. Due to the suspension of the salt water injections wells described below, there were no operating revenues during the third quarter of 2019 and 2018.

Costs of operations related to the waste management segment decreased to $9.2 million in the third quarter of 2019 compared with $9.9 million in the third quarter of 2018. The decrease in the cost of operations between periods for the waste management segment was primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the third quarter of 2019 compared to 21% in the third quarter of 2018. The decrease in the overall gross margin percentage was attributable to the lower gross profit generated from both continuous and event work projects during the third quarter of 2019.

Income before income taxes for the waste management services segment was approximately $1.1 million in the third quarter of 2019 compared to $1.2 million in the third quarter of 2018. Income before income taxes of the waste brokerage and management services business was approximately $1.0 million in the third quarter of 2019 compared to $1.3 million in the third quarter of 2018. The decreased income before taxes was primarily attributable to the decreased gross margin from the lower net operating revenues related to both continuous and event work during the third quarter of 2019 compared to the third quarter of 2018. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the third quarter of 2019 and 2018. During the third quarter of 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s writ of mandamus complaints for the illegal regulatory taking of the Company’s property. During the third quarter of 2018, the salt water injection wells incurred a loss before income taxes of approximately $0.2 million primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal of the salt water injection well suspension order and mandamus process.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $6.4 million in the third quarter of 2019 compared to $5.6 million in the third quarter of 2018. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging and other resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales were approximately $2.6 million in the third quarter of 2019 compared to $2.3 million in the third quarter of 2018. The increase was primarily due to food and beverage revenue related The Avalon Field Club at New Castle which was acquired on May 13, 2019.

Other net operating revenues related to the golf and related operations were $3.8 million in the third quarter of 2019 compared to $3.3 million in the third quarter of 2018. Net operating revenues related to room rental was approximately $0.8 million in the third quarter of 2019 compared to $0.7 million in the third quarter of 2018. The increase in net operating revenues related to room rental was due to higher occupancy and associated average room rates during the third quarter of 2019 compared to the third quarter of 2018. Membership dues revenue was approximately $1.5 million in the third quarter of 2019 compared to $1.3 million in the third quarter of 2018. The increase in membership dues revenue is attributable to the increase in members between periods. The average number of members during the third quarter of 2019 was 4,999 compared to 4,446 in the third quarter of 2018. Greens fees and associated cart rentals were $1.1 million in the third quarter of 2019 compared to $0.9 million in the third quarter of 2018. The increase in greens fees and associated cart rentals was primarily attributable to Avalon Field Club at New Castle. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.4 million in both the third quarter of 2019 and 2018.

Cost of operations for the golf and related operations segment was $5.4 million in the third quarter of 2019 compared with $4.3 million in the third quarter of 2018. Cost of food, beverage and merchandise was approximately $1.2 million in the third quarter of 2019 compared to $1.0 million in the third quarter of 2018. The increase in costs between periods is attributable to an increase in the associated food revenue primarily related to The Avalon Field Club at New Castle and overall increase in product cost. The cost of food, beverage and merchandise sales was approximately 45% in the third quarter of 2019 compared to 43% in the third quarter of 2018. Golf and related operations operating costs increased to approximately $4.2 million in the third quarter of 2019 compared with $3.3 million in the third quarter of 2018. The increase was primarily a result of operating costs associated with The Avalon Field Club at New Castle, which was acquired on May 13, 2019, higher employee related costs and, to a lesser extent, golf course maintenance and repair costs.

Income before income taxes for the golf and related operations was approximately $0.1 million in the third quarter of 2019 compared with $0.5 million in the third quarter of 2018. The change between periods was primarily due to higher employee related costs, and to a lesser extent, an increase in golf course maintenance and repair costs and food costs due to the associated increase in food revenue and overall increase in the product cost.

General Corporate Expenses

General corporate expenses were $0.8 million in the third quarter of 2019 compared to $0.7 million in the third quarter of 2018. The increase in general corporate expenses were due to higher employee related costs and the accumulated net increase in various corporate administrative expenses.

Interest Expense

Interest expense was approximately $0.2 million in both the third quarter of 2019 and 2018. During the three month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.53% and 5.35%, respectively.

Net Income

During the three months ended September 30, 2019 and 2018, net income attributable to Avalon Holdings Corporation common shareholders was $0.1 million and $0.8 million, respectively. Avalon recorded a state income tax provision in both the third quarter of 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2019 compared with the first nine months of 2018

Overall Performance

Net operating revenues increased to $51.0 million in the first nine months of 2019 compared with $46.4 million in the first nine months of 2018. This increase was primarily due to an increase in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $35.9 million in the first nine months of 2019 compared with $32.5 million in the first nine months of 2018. Net operating revenues of the golf and related operations segment were approximately $15.1 million in the first nine months of 2019 compared to $13.9 million in the first nine months of 2018.

Costs of operations related to the waste management segment increased to $28.8 million in the first nine months of 2019 compared with $25.6 million in the first nine months of 2018. The increase in the cost of operations between years for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment increased to $13.0 million in the first nine months of 2019 compared to $11.1 million in the first nine months of 2018. The increase was a result of operating costs associated with The Avalon Field Club at New Castle, which was acquired on May 13, 2019, higher employee related costs, and to a lesser extent, an increase in golf course maintenance and repair costs and food costs due to the associated increase in food revenue and overall increase in the product cost.

Depreciation and amortization expense was approximately $1.8 million in the first nine months of 2019 compared to $2.2 million in the first nine months of 2018. The decrease is due to the lower depreciable asset base mainly due to the impairment of the property and equipment in the fourth quarter of 2018 related to the Company’s salt water injection wells.

Consolidated selling, general and administrative expenses were approximately $7.0 million in the first nine months of 2019 compared to $6.7 million in the first nine months of 2018. The increase was attributable to higher employee related costs partially offset by lower legal and professional costs.

Interest expense was approximately $0.6 million in the first nine months of 2019 compared to $0.5 million in the first nine months of 2018. The increase in interest expense is due to the higher outstanding average debt, and to a lesser extent, an increase in the weighted average interest rate during the first nine months of 2019 compared to the prior period. During the nine month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.48% and 5.35%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was less than $0.1 million, or $0.00 per share, in the first nine months of 2019 compared with net income attributable to Avalon Holdings Corporation common shareholders of approximately $0.7 million, or $0.18 per share, in the first nine months of 2018.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $35.9 million in the first nine months of 2019 compared with $32.5 million in the first nine months of 2018.

The net operating revenues of the waste disposal brokerage and management services business increased to $33.9 million in the first nine months of 2019 from $30.8 million in the first nine months of 2018. This increase was primarily due to an increase in net operating revenues relating to event work related to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $14.2 million in the first nine months of 2019 compared with $11.5 million in the first nine months of 2018. In addition, continuous work of the waste disposal brokerage business increased approximately $0.6 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $19.0 million in the first nine months of 2019 compared with $18.4 million in the first nine months of 2018. Net operating revenues related to managerial, consulting and clerical services decreased to approximately $0.7 million in the first nine months of 2019 compared to $0.9 million in the first nine months of 2018. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $2.0 million in the first nine months of 2019 compared to $1.7 million in the first nine months of 2018. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order. Due to the suspension of the salt water injections wells, there were no operating revenues during the first nine months of 2019 and 2018.

Costs of operations related to the waste management segment increased to $28.8 million in the first nine months of 2019 compared with $25.6 million in the first nine months of 2018. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the first nine months of 2019 compared to 21% in the first nine months of 2018. The decrease in the overall gross margin percentage was attributable to the lower gross profit generated from both the continuous and event work projects during the first nine months of 2019.

Income before income taxes for the waste management services segment was approximately $3.3 million in the first nine months of 2019 compared to $2.8 million in the first nine months of 2018. Income before income taxes of the waste brokerage and management services business was approximately $3.1 million in both the first nine months of 2019 and 2018. Although net operating revenues related to waste disposal brokerage and management services increased $3.1 million between periods, the gross margin associated with the continuous and event work projects were lower when compared to the prior period. Income before income taxes of the captive landfill operations was approximately $0.3 million in both the first nine months of 2019 and 2018. During the first nine months of 2019 the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes. During the first nine months of 2018, the salt water injection wells incurred a loss before income taxes of approximately $0.6 million primarily due to depreciation expense recorded on the facility and legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $15.1 million in the first nine months of 2019 compared to $13.9 million in the first nine months of 2018.

Food, beverage and merchandise sales were approximately $6.0 million in the first nine months of 2019 compared to $5.5 million in the first nine months of 2018. The increase was primarily due to food and beverage revenue related to Avalon Field Club at New Castle, which was acquired on May 13, 2019, and, to a lesser extent, an overall increase in food and beverage revenue related to both The Grand Resort and the other clubs between periods.

Other net operating revenues related to the golf and related operations were $9.1 million in the first nine months of 2019 compared to $8.4 million in the first nine months of 2018. Net operating revenues related to room rental was approximately $1.8 million in both the first nine months of 2019 and 2018. Membership dues revenue was approximately $4.2 million in the first nine months of 2019 compared to $3.9 million in the first nine months of 2018. The increase in membership dues revenue is attributable to the increase in members between periods. The average number of members during the first nine months of 2019 was 4,839 compared to 4,443 in the prior period. Greens fees and associated cart rentals were $1.8 million in the first nine months of 2019 compared to $1.5 million in the first nine months of 2018. The increase in greens fees and associated cart rentals was primarily attributable to Avalon Field Club at New Castle. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $1.3 million in the first nine months of 2019 compared to $1.2 million in the first nine months of 2018. The increase was primarily due to tennis lessons and court rental fees related to the Avalon Athletic Club at Boardman. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2019 and 2018.

Cost of operations for the golf and related operations segment was $13.0 million in the first nine months of 2019 compared with $11.1 million in the first nine months of 2018. Cost of food, beverage and merchandise was approximately $2.7 million in the first nine months of 2019 compared to $2.4 million in the first nine months of 2018. The increase in food, beverage and merchandise costs between periods is attributable to an increase in food revenue, primarily related to The Avalon Field Club at New Castle, and overall increase in the product cost. The cost of food, beverage and merchandise sales was approximately 45% in the first nine months of 2019 compared to 43% in the first nine months of 2018. Golf and related operations operating costs increased to approximately $10.3 million in the first nine months of 2019 compared with $8.7 million in the first nine months of 2018. The increase was primarily a result of operating costs associated with The Avalon Field Club at New Castle, which was acquired on May 13, 2019, higher employee related costs and, to a lesser extent, golf course maintenance and repair costs.

The golf and related operations recorded a loss before income taxes of $0.4 million in the first nine months of 2019 compared with income before income taxes of $0.5 million in the first nine months of 2018. The change between periods was primarily due to higher employee related costs, and to a lesser extent, an increase in golf course maintenance and repair costs and food costs due to the associated increase in food revenue and overall increase in the product cost.

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

General Corporate Expenses

General corporate expenses were $2.4 million in the first nine months of 2019 compared to $2.3 million in the first nine months of 2018. The increase was attributable to higher employee related costs partially offset by lower legal and professional costs.

Interest Expense

Interest expense was approximately $0.6 million in the first nine months of 2019 compared to $0.5 million in the first nine months of 2018. The increase in interest expense is due to the higher outstanding average debt, and to a lesser extent, an increase in the weighted average interest rate during the first nine months of 2019 compared to the prior period. During the nine month periods ended September 30, 2019 and 2018, the weighted average interest rate on outstanding borrowings was 5.48% and 5.35%, respectively.

Net Income (Loss)

Net loss attributable to Avalon Holdings Corporation common shareholders was less than $0.1 million in the first nine months of 2019 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million in the first nine months of 2018. Avalon recorded a state income tax provision in both the third quarter of 2019 and 2018, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time. The Oil and Gas Commission scheduled a hearing on this motion for August 13, 2019.  Before the hearing began, and in response to the Division’s motion to dismiss the Company’s motion to vacate, the Commission dismissed the matter.  The Company appealed that decision to the Franklin County Court of Common Pleas, which is pending.

Concurrently with the filing of the appeal with the Franklin County Court of Common Pleas, the Company filed a writ of mandamus in the 10th District Court of Appeals on August 30, 2019 to compel the chief of the Division to issue restart orders, or alternative orders that would allow the Company to either restart the AWMS #2 well, or appeal said orders to the Oil and Gas Commission in accordance with Ohio Law.

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

On March 18, 2019, Avalon, received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. To date, oral arguments in that case have not been scheduled.

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2019, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

Avalon’s golf course operations and The Grand Resort currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2019, the interest rate on the Line of Credit Agreement was 5.25%. At September 30, 2019, approximately $0.6 million was outstanding under the Line of Credit Agreement.

Outstanding borrowings under the Demand Line of Credit bear interest at Prime Rate plus 0.50%. The interest rate on the Demand Line of Credit was 5.50% at September 30, 2019. No amounts were outstanding under the Demand Line of Credit at September 30, 2019.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of the new accounting standard on our financial statements to facilitate adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 13, 2019	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)