Form 10-K
period 2019-12-31
AVALON HOLDINGS CORP
filed 2020-03-12
CIK 1061069

2019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 6, 2020 was $5.3 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 6, 2020 was approximately $937. The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 6, 2020.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2019 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

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

_________________________________

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2019 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed The Avalon Inn. In 2019, The Avalon Inn was renamed and now operates as The Grand Resort. The primary assets of The Grand Resort include the hotel, indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, restaurants, bars, salon and spa, banquet and conference facilities and adjoining recreation and tennis center. The Grand Resort is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. In 2019, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms, addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. The Grand Resort operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed Avalon Resorts and Clubs, Inc. (“ARCI”), a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Grand Resort.

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio. Subsequent to the acquisition, the Boardman Tennis Center property was renamed the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land. The Avalon Athletic Club at Boardman facility is a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. The Avalon Athletic Club at Boardman operates as part of its Avalon Golf and Country Club.

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club real property assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castles operates as part of its Avalon Golf and Country Club. In 2020, Avalon will begin renovating the existing clubhouse.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of three golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, dining, banquet and conference facilities and a travel agency. In 2019 and 2018, no customer individually accounted for 10% or more of the waste management services segment’s net operating revenues to external customers.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2019 and 2018, the net operating revenues of the waste management services segment represented approximately 71% and 72%, respectively, of Avalon’s total consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities, an athletic center and a travel agency. For the years 2019 and 2018, the net operating revenues of the golf and related operations segment represented approximately 29% and 28%, respectively, of Avalon’s total consolidated net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2019, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed The Avalon Inn. In 2019, The Avalon Inn was renamed and now operates as The Grand Resort. The primary assets of The Grand Resort include the hotel, indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, restaurants, bars, salon and spa, banquet and conference facilities and adjoining tennis center. The Grand Resort is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Grand Resort earns revenues through room rentals, food and beverage sales, merchandise sales, salon and spa services, tennis and fitness activities. In 2019, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms, addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. The Grand Resort operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed ARCI, a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI.  Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Grand Resort.

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio. Subsequent to the acquisition, the Boardman Tennis Center property was renamed the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land. The Avalon Athletic Club at Boardman facility is a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities. The Avalon Athletic Club at Boardman operates as part of its Avalon Golf and Country Club.

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castle generates revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales. Avalon Field Club at New Castles operates as part of its Avalon Golf and Country Club. In 2020, Avalon will begin renovating the existing clubhouse.

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

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act changes existing U.S. tax law and includes numerous provisions that will affect Avalon, including our income tax accounting, disclosure and tax compliance. The most impactful changes within the Tax Act are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. Avalon valued all deferred tax assets and liabilities at the newly enacted Corporate U.S income tax rate. Avalon has a full valuation allowance on its federal deferred tax assets.

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

Avalon’s golf courses are located in Warren, Ohio, Vienna, Ohio, Sharon, Pennsylvania and New Castle, Pennsylvania and compete with many public courses and country clubs in the area.

The Grand Resort’s principal competitors are operators of full service, select service and extended stay properties, including major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. We compete for guests based primarily on the resort complex and country club experience created through the combination of the resort and country club operations.

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

Employees

As of December 31, 2019, Avalon had 521 employees, 33 of whom were employed by the waste management services segment, 465 of whom were employed by the golf and related operations and 23 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Dividend policy

The dividend policy of Avalon is determined by the Avalon Board. Avalon intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

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

On March 18, 2019, Avalon, received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case have been scheduled to commence in April 2020.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its four golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2019, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Cybersecurity risks and security breaches

Our business involves the storage of members’ information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We are entirely dependent on the secure operation of our systems. While we have incurred no cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our members, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and the confidentiality, integrity and availability of information belonging to us and our members, our security measures may not provide absolute security. A cybersecurity breach could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Public health epidemics or outbreaks could adversely impact our business

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak has now spread to other countries and infections have been reported globally including in the United States. The extent to which the coronavirus, like any other rapidly spreading contagious illness, may impact our operations will depend on the evolution of the outbreak, which is highly speculative at this time and cannot be predicted with any level of confidence. The duration of the outbreak, new information which emerges concerning the severity of the illness and the actions to be taken to contain the spread of the virus or its treatment remains unclear. We believe that the continued spread of the coronavirus could adversely impact our operations and our financial results.

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

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2019.

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

Avalon Country Club at Sharon, Inc. owns an 18-hole golf course on approximately 130 acres in Hermitage, Pennsylvania. The clubhouse and recreational facilities are approximately 80,000 square feet and include a pro shop, dining and banquet facilities, an outdoor swimming pool, a salon and spa and fitness center.

The Avalon Resort and Spa LLC owns a 146,000 square foot hotel that includes an indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, salon and spa, dining, banquet and conference facilities, a separate banquet facility of approximately 7,000 square feet, and 3 indoor tennis courts of approximately 4,500 square feet. The Grand Resort is located on approximately 9.3 acres in Warren, Ohio adjacent to the Avalon Lakes Golf Course.

Havana Cigar Shop, Inc. owns an 18-hole golf course located on approximately 200 acres in New Castle, Pennsylvania. The clubhouse is approximately 20,000 square feet and includes a pro shop, dining and banquet facilities and an outdoor swimming pool.

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

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2019 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER matters and issuer purchases of equity securities

Page(s)
Common stock information	53
Dividend policy	53

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-16

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms	48-49

Financial Statements:
Consolidated Balance Sheets as of December 31, 2019 and 2018	17
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018	18
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	19
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018	20

Notes to Consolidated Financial Statements	21-47

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

Previous independent registered public accounting firm

In May 2019, the Audit Committee of the Board of Directors of Avalon Holdings Corporation notified BDO USA, LLP (“BDO”) that it was dismissing BDO as its independent registered public accounting firm.

The reports of BDO on the financial statements of Avalon Holdings Corporation for the years ended December 31, 2018 and 2017 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2018 and 2017 and through May 20, 2019, there have been no:

(i) disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or

(ii) “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

In May 2019, the Audit Committee of the Board of Directors of the Company engaged Grant Thornton LLP (“Grant Thornton”) as the Registrant's independent registered public accounting firm. In deciding to select Grant Thornton, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Grant Thornton and concluded that Grant Thornton had no commercial relationship with the Company that would impair its independence for the fiscal year ended December 31, 2019. During the Registrant's two most recent fiscal years prior to 2019 and the subsequent interim period through May 20, 2019, the Registrant did not consult Grant Thornton with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

item 9A.	controls and procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2019 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 50 of our 2019 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	72	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	43	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	73	Chief Administrative Officer
Clifford P. Davis	57	Chief Technology Officer
Kenneth J. McMahon	67	Chief Executive Officer and President of American Waste Management Services, Inc.

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

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2019 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2019 and 2018, should be read in conjunction with the previously referenced financial statements.

Schedule II - Valuation and Qualifying Accounts

The financial statement schedule is located on page 23 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits.

Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant’s reasonable expenses in furnishing any such exhibit.

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8 filed on February 25, 2010.

4.3	Avalon Holdings Corporation 2019 Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8 filed on April 26, 2019.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Lease Agreement with Squaw Creek Country Club, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 10-Q for the period ended September 30, 2003.

10.3	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 10-Q for the period ended June 30, 2004.

10.4	Loan and Security Agreement, dated as of December 20, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.5	Mortgage Note, dated as of December 20, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.6	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Holdings Corporation, as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.7	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Lakes Golf, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.8	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Resort and Spa, LLC., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.9	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Country Club at Sharon, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.10	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Mahoning Sports Center, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.7 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.11	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 1), incorporated by reference as Exhibit 10.8 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.12	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 2), incorporated by reference as Exhibit 10.9 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.13	Business Loan Agreement (Asset Based), dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.14	Promissory Note, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.15	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Landfill Management, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018

10.16	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste NJ LLC, as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.17	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.18	Loan Documents Addendum, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.19	Change in Terms Agreement, dated as of June 17, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on June 18, 2019.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on pages 33-34 of the 2019 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2019 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Avalon Holdings Corporation Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance, submitted electronically herewith.

101.SCH	XBRL Taxonomy Extension Schema, submitted electronically herewith.

101.CAL	XBRL Taxonomy Extension Calculation, submitted electronically herewith

101.DEF	XBRL Taxonomy Extension Definition, submitted electronically herewith

101.LAB	XBRL Taxonomy Extension Labels, submitted electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation, submitted electronically herewith

(b)	Reports on Form 8-K

On December 23, 2019, Avalon reported that on December 20, 2019, Avalon Holdings Corporation and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. The New Term Loan Agreement proceeds were utilized to pay off and refinance the Company’s existing term loan and commercial mortgage agreements, pay down the outstanding balance and associated interest on the Company’s line of credit agreement and pay related transaction costs. The remaining proceeds were deposited into a project fund account to fund future costs of renovating and expanding both The Grand Resort and The Avalon Field Club at New Castle.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March, 2020.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 12th day of March, 2020.

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
David G. Bozanich

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2019
Allowance for doubtful accounts	$255	$33		$-	$13	(1)	$275
Deferred tax asset valuation allowance	$1,881	$162	(2)	$-	$-		$2,043

Year ended December 31, 2018
Allowance for doubtful accounts	$237	$42		$-	$24	(1)	$255
Deferred tax asset valuation allowance	$1,313	$568	(2)	$-	$-		$1,881

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2019 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –Grant Thornton LLP

23.2	Consent of Independent Registered Public Accounting Firm –BDO USA, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

24