Form 10-Q
period 2020-03-31
AVALON HOLDINGS CORP
filed 2020-05-14
CIK 1061069

2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 8, 2020.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019

Net operating revenues:
Waste management services	$11,133	$11,434
Food, beverage and merchandise sales	1,035	1,082
Other golf and related operations	2,235	2,092
Total golf and related operations	3,270	3,174
Total net operating revenues	14,403	14,608

Costs and expenses:
Waste management services operating costs	8,869	9,248
Cost of food, beverage and merchandise	528	515
Golf and related operations operating costs	2,632	2,532
Depreciation and amortization expense	699	600
Selling, general and administrative expenses	2,232	2,231
Operating loss	(557)	(518)

Other income (expense):
Interest expense	(307)	(163)
Other income, net	78	68
Loss before income taxes	(786)	(613)

Provision for income taxes	44	40
Net loss	(830)	(653)

Less net loss attributable to non-controlling interest in subsidiary	(17)	(15)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(813)	$(638)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net loss per share	$(0.21)	$(0.16)

Weighted average shares outstanding - basic and diluted	3,875	3,875

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,448	$1,446
Accounts receivable, less allowance for doubtful accounts of $277 at March 31, 2020 and $275 at December 31, 2019	10,977	12,009
Unbilled membership dues receivable	813	602
Inventories	1,049	813
Prepaid expenses	860	725
Other current assets	15	15
Total current assets	15,162	15,610

Property and equipment, net	49,740	48,978
Property and equipment under finance leases, net	5,805	5,878
Operating lease right-of-use assets	1,399	1,466
Restricted cash	5,523	7,185
Noncurrent deferred tax asset	8	8
Other assets, net	39	39
Total assets	$77,676	$79,164

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,028	$1,015
Current portion of obligations under finance leases	297	295
Current portion of obligations under operating leases	473	513
Accounts payable	10,407	11,719
Accrued payroll and other compensation	1,035	961
Accrued income taxes	72	93
Other accrued taxes	405	434
Deferred membership dues revenue	4,018	3,153
Other liabilities and accrued expenses	896	839
Total current liabilities	18,631	19,022

Long-term debt, net of current portion	21,308	21,570
Obligations under finance leases, net of current portion	576	555
Obligations under operating leases, net of current portion	926	953
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,148	59,147
Accumulated deficit	(22,969)	(22,156)
Total Avalon Holdings Corporation Shareholders' Equity	36,218	37,030
Non-controlling interest in subsidiary	(83)	(66)
Total equity	36,135	36,964
Total liabilities and equity	$77,676	$79,164

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2020

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2020	3,263,647	611,784	$33	$6	$59,147	$(22,156)	$37,030	$(66)	$36,964

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(813)	(813)	(17)	(830)

Balance at March 31, 2020	3,263,647	611,784	$33	$6	$59,148	$(22,969)	$36,218	$(83)	$36,135

	For the Three Months Ended March 31, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2019	3,263,647	611,784	$33	$6	$59,141	$(21,701)	$37,479	$14	$37,493

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(638)	(638)	(15)	(653)

Balance at March 31, 2019	3,263,647	611,784	$33	$6	$59,142	$(22,339)	$36,842	$(1)	$36,841

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(830)	$(653)
Reconciliation of net loss to cash used in operating activities:
Depreciation and amortization expense	699	600
Amortization of debt issuance costs	10	6
Compensation costs - stock options	1	1
Provision for losses on accounts receivable	5	9
Loss from disposal of equipment	3	-
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	1,027	1,003
Unbilled membership dues receivable	(211)	(118)
Inventories	(236)	(99)
Prepaid expenses	(135)	(25)
Other assets	-	(7)
Accounts payable	(1,679)	(1,104)
Accrued payroll and other compensation	74	(48)
Accrued income taxes	(21)	(3)
Other accrued taxes	(29)	(99)
Deferred membership dues revenue	865	417
Other liabilities and accrued expenses	57	(9)
Net cash used in operating activities	(400)	(129)

Cash flows from investing activities:
Capital expenditures	(977)	(369)
Net cash used in investing activities	(977)	(369)

Cash flows from financing activities:
Proceeds under term loan facility	-	3,000
Payments of debt issuance costs	-	(42)
Principal payments on term loan facilities	(259)	(146)
Principal payments on finance lease obligations	(24)	(9)
Net cash provided by (used in) financing activities	(283)	2,803

Increase (decrease) in cash, cash equivalents and restricted cash	(1,660)	2,305
Cash, cash equivalents and restricted cash at beginning of period	8,631	1,908
Cash, cash equivalents and restricted cash at end of period	$6,971	$4,213

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$367	$924
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligaitons	$-	$1,681
Finance lease obligations incurred	$47	$-

Cash paid during the period for interest	$294	$153
Cash paid during the period for income taxes	$65	$43

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of four golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. ARCI also owns and operates a hotel and its related resort amenities including dining, banquet and conference facilities, fitness center, outdoor resort pool, Roman Bath, indoor junior Olympic size swimming pool and tennis courts.

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2019 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2020, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

We expect the effects of the coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") to adversely impact our financial position, results of operations, and cash flows in fiscal year 2020. The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods presented. Due to the ongoing uncertainty, we cannot predict the future impact that COVID-19 may have on our financial condition, results of operations or cash flows.

Note 3. Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement as either rental expense for operating leases and depreciation and interest expense for finance leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On January 1, 2019, the Company adopted ASU 2016-02 under the modified retrospective method with the available practical expedients. As a result of adoption, on January 1, 2019, the Company recorded a ROU asset and related lease liability of approximately $1.7 million for its existing golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases (See Note 7).

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduced an approach to estimate credit losses on certain types of financial instruments, including trade receivables, based on expected losses. ASU 2016-13, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, required companies to make a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have an impact on the Company’s financial position or results of operations (See Note 5).

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Grand Resort and Avalon Field Club at New Castle in accordance with the provisions of the loan and security agreement (See Note 9).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$1,448	$1,446
Restricted cash	5,523	7,185
Cash, cash equivalents and restricted cash	$6,971	$8,631

Note 5. Revenues

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, the net operating revenues related to waste management services represented approximately 77% and 78%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2020 and 2019, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2020 and 2019.

For the three months ended March 31, 2020 and 2019, the net operating revenues related to the golf and related operations represented approximately 23% and 22%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2020 and 2019, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2020 and 2019 (in thousands). Sales and other taxes are excluded from revenues.

	2020	2019
Waste management and brokerage services	$10,525	$10,798
Captive landfill management operations	608	636
Total waste management services revenues	11,133	11,434
Food, beverage and merchandise sales	1,035	1,082
Membership dues revenue	1,522	1,322
Room rental revenue	272	336
Greens fees and cart rental revenue	53	41
Other revenue	388	393
Total golf and related operations revenue	3,270	3,174
Total net operating revenues	$14,403	$14,608

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2020 and December 31, 2019, accounts receivable, net, related to our waste management services segment were approximately $9.1 million and $11.0 million, respectively. At March 31, 2020 one customer accounted for approximately 10% of the waste management services segment’s receivables and 8% of the consolidated receivables. At December 31, 2019 one customer accounted for approximately 14% of the waste management services segment’s receivables and 13% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.9 million at March 31, 2020 and $1.0 million at December 31, 2019. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2020 or December 31, 2019.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. Allowance for doubtful accounts was approximately $0.3 million at both March 31, 2020 and December 31, 2019.

On January 1, 2020, the Company adopted the guidance under ASU 2016-13. ASU 2016-13 introduced a methodology for measuring estimated credit losses on certain types of financial instruments, including trade receivables, based on expected losses and the timing of when such losses are recorded. The adoption, which was applied on a modified retrospective basis, did not have an impact on the Company's financial condition and results of operations and therefore did not result in an adjustment to retained earnings as of January 1, 2020.

The following table presents changes in our allowance for doubtful accounts during the three months ended March 31, 2020 and 2019 (in thousands):

		Provision	Write-offs
	Balance at	for Doubtful	less	Balance at
	Beginning of Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts
Three months ended March 31, 2020	$275	$5	$(3)	$277
Three months ended March 31, 2019	$255	$9	$(2)	$262

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at March 31, 2020 and $0.6 million at December 31, 2019.

The following table presents changes in our contract assets during the three months ended March 31, 2020 and 2019 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended March 31, 2020	$602	$685	$(474)	$813
Three months ended March 31, 2019	$554	$551	$(433)	$672

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 were $4.0 million and $3.2 million, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.6 million at March 31, 2020 and December 31, 2019.

The following table presents changes in our contract liabilities during the three months ended March 31, 2020 and 2019 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended March 31, 2020	$3,153	$2,387	$(1,522)	$4,018
Three months ended March 31, 2019	$2,899	$1,739	$(1,322)	$3,316
Customer advance deposits
Three months ended March 31, 2020	$553	$255	$(178)	$630
Three months ended March 31, 2019	$453	$287	$(204)	$536

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

Property and equipment at March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Land and land improvements	$14,832	$14,823
Buildings and improvements	44,654	44,596
Machinery and equipment	5,128	5,005
Office furniture and fixtures	7,374	7,234
Vehicles	499	499
Construction in progress	1,576	581
	74,063	72,738
Less accumulated depreciation and amortization	(24,323)	(23,760)
Property and equipment, net	$49,740	$48,978

At March 31, 2020, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. In the first quarter of 2020 and 2019, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. On January 1, 2019, as a result of the adopted ASU 2016-02, the Company recorded a ROU asset and related lease liability of approximately $1.7 million. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 3.2 years at March 31, 2020.

In connection with the purchase of New Castle Country Club’s real property assets on May 13, 2019, the Company assumed the remaining term of New Castle Country Club’s golf cart operating lease. At acquisition, the Company recorded an operating lease right-of-use asset and corresponding obligation under operating leases of approximately $126,000. The golf cart operating lease had a remaining lease term of 3 years at the acquisition date (See Note 16). In addition, subsequent to the purchase, the Company also entered into new operating lease agreements for additional golf and maintenance carts. The Company recorded an operating lease right-of-use asset and corresponding obligation under operating leases of approximately $194,000.

Leased property and associated obligations under operating leases at March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Operating lease right-of-use assets	$1,399	$1,466

Current portion of obligations under operating leases	$473	$513
Long-term portion of obligations under operating leases	926	953
Total obligations under operating leases	$1,399	$1,466

The weighted average discount rate on operating leases was 5.01% at March 31, 2020 and December 31, 2019.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2020 there were approximately 33.6 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At March 31, 2020, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.2 years at March 31, 2020.

Leased property and associated obligations under finance leases at March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Leased property under finance leases	$11,816	$11,758
Less accumulated amortization	(6,011)	(5,880)
Leased property under finace leases, net	$5,805	$5,878

Current portion of obligations under finance leases	$297	$295
Long-term portion of obligations under finance leases	576	555
Total obligations under finance leases	$873	$850

The weighted average discount rate on finance leases was 5.2% at March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020 and 2019, components of lease expense were as follows (in thousands):

	2020	2019
Operating lease cost:
Rental expense	$89	$91

Finance lease cost:
Depreciation expense	$131	$126
Interest expense	11	11
Total finance lease cost	$142	$137

Future commitments under long-term, operating and finance leases at March 31, 2020 are as follows (in thousands):

	Finance	Operating	Total
2021	$333	$529	$862
2022	291	501	792
2023	86	301	387
2024	35	149	184
2025	27	27	54
Thereafter	420	-	420
Total lease payments	1,192	1,507	2,699
Less imputed interest	319	108	427
Total	873	1,399	2,272
Less: current portion of obligations under leases	297	473	770
Long-term portion of obligations under leases	$576	$926	$1,502

Note 8. Basic and Diluted Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For both the three months ended March 31, 2020 and 2019, the weighted average number of common shares outstanding was 3,875,431.

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

For the three months ended March 31, 2020, the diluted per share amount is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding. For the three months ended March 31, 2019, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended March 31, 2019 was 3,942,762.

Note 9. Term Loans and Line of Credit Agreements

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. The New Term Loan Agreement proceeds were utilized to pay off and refinance the Company’s existing term loan and commercial mortgage agreements, pay down the outstanding balance and associated interest on the Company’s line of credit agreement and pay related transaction costs. The remaining proceeds were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle.

At closing, $10.3 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated December 20, 2016 (“2016 Term Loan Agreement”), $2.9 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated March 29, 2019 (“2019 Term Loan Agreement”), $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement with Home Savings Bank, dated May 31, 2018, as amended, $0.6 million of the proceeds were used to pay off amounts outstanding under our commercial mortgage agreement with Mercer County State Bank, dated May 13, 2019 (“Commercial Mortgage”) and $0.3 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account. At March 31, 2020 and December 31, 2019, loan proceeds of $5.5 and $7.2 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The 2016 Term Loan Agreement, 2019 Term Loan Agreement and the Commercial Mortgage Agreement were terminated in conjunction with the New Term Loan Agreement.

The $23.0 million outstanding under the New Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced January 20, 2020 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2029. Borrowings under the New Term Loan Agreement bear interest at a fixed rate of 5.00% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.00% per annum or (b) the sum of the five year treasury rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 7.35% per annum.

Avalon has the right to prepay the amount outstanding under the New Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at March 31, 2020 and December 31, 2019.

The Company capitalized approximately $0.4 million of debt issuance costs in connection with the New Term Loan Agreement. The Company will amortize these costs over the life of the New Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million with an original maturity date of May 31, 2020. On June 17, 2019, the Company amended the Line of Credit Agreement to extend the maturity date to May 31, 2021. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the 2016 Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination. The Company anticipates amending the Line of Credit Agreement to extend the maturity date in the second quarter of 2020.

At December 20, 2019, the outstanding balance of $1.7 million under the Line of Credit Agreement was paid down with a portion of the proceeds from the New Term Loan Agreement. No amounts were drawn under the Line of Credit Agreement at March 31, 2020 and December 31, 2019. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2020, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 5.00% and 5.36%, respectively.

Obligations under the Company’s debt agreements at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$22,741	$(405)	$22,336
Less current portion	1,070	(42)	1,028
Long-term debt	$21,671	$(363)	$21,308

	December 31, 2019
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$23,000	$(415)	$22,585
Less current portion	1,057	(42)	1,015
Long-term debt	$21,943	$(373)	$21,570

At March 31, 2020, future maturities of long-term debt are as follows (in thousands):

2021	$1,070
2022	1,125
2023	1,182
2024	1,243
2025	1,306
Thereafter	16,815
Total	$22,741

Note 10. Income Taxes

During the three month periods ended March 31, 2020 and 2019, net loss attributable to Avalon Holdings Corporation shareholders was $0.8 million and $0.6 million, respectively. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At March 31, 2020, options to purchase 280,000 shares have been granted under the 2009 Plan. Of these, 12,000 shares have been exercised, and options for 268,000 shares remain outstanding. In March 2020, unexercised options to purchase 420,000 shares previously granted under the 2009 Plan expired as the options were not exercised within ten years after the grant date.

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

The following table is a summary of the stock option activity during 2020:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2020	688,000	2.52	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options expired	(420,000)	2.48	1.02
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2020	268,000	$2.58	$0.97
Options Vested	250,000	$2.64	$1.02
Exercisable at March 31, 2020	214,000	$2.77	$1.11

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $1,000 for both the three months ended March 31, 2020 and 2019, based upon the estimated grant date fair value calculations. As of March 31, 2020, there was approximately $16,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.17 years.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center and a travel agency. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales.

Avalon does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

For both the three months ended March 31, 2020 and 2019, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2019 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net operating revenues from:
Waste management services:
External customer revenues	$11,133	$11,434
Intersegment revenues	-	-
Total waste management services	11,133	11,434

Golf and related operations:
External customer revenues	3,270	3,174
Intersegment revenues	28	21
Total golf and related operations	3,298	3,195

Segment operating revenues	14,431	14,629
Intersegment eliminations	(28)	(21)
Total net operating revenues	$14,403	$14,608

Income (loss) before income taxes:
Waste management services	$1,048	$1,000
Golf and related operations	(731)	(644)
Segment income before income taxes	317	356
Corporate interest expense	(297)	(152)
Corporate other income, net	2	2
General corporate expenses	(808)	(819)
Loss before income taxes	$(786)	$(613)

	March 31,	December 31,
	2020	2019
Identifiable assets:
Waste management services	$30,853	$31,574
Golf and related operations	57,567	55,369
Corporate	58,005	58,638
Subtotal	146,425	145,581
Elimination of intersegment receivables	(68,749)	(66,417)
Total	$77,676	$79,164

In comparing the total assets at March 31, 2020 with those at December 31, 2019, the decrease in the total assets of the waste management services segment of $0.7 million is primarily a result of a decrease in accounts receivable partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.2 million was primarily due to an increase in accounts receivable and capital expenditures related to the expansion of The Grand Resort partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $0.6 million is primarily due to an a decrease in restricted cash utilized for the expansion of The Grand Resort partially offset by an increase in intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2020 and December 31, 2019, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time. The Oil and Gas Commission scheduled a hearing on this motion for August 13, 2019.  Before the hearing began, and in response to the Division’s motion to dismiss the Company’s motion to vacate, the Commission dismissed the matter.  The Company appealed that decision to the Franklin County Court of Common Pleas. In April 2020, the Division’s motion to dismiss and the Company’s opposition was reviewed by the Court. The Company is currently awaiting judgment from the Court.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. The Company is currently awaiting judgment from the Supreme Court of Ohio.

Note 16. Asset Acquisition

New Castle Country Club property

On May 13, 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, entered into an asset Purchase and Sale Agreement with New Castle Country Club (“the Club”) for the purchase of the real property assets associated with the Club. Havana Cigar Shop, Inc. concurrently entered into an Assignment and Assumption and Commercial Loan Modification Agreement with Mercer County State Bank for the outstanding debt under the Club’s Commercial Mortgage and Demand Line of Credit, as amended, (collectively the “Agreements”) at closing as consideration for the purchase of the real property of the Club. The total amount of outstanding debt under the Agreements assumed by Havana Cigar Shop, Inc., at closing was approximately $0.8 million which consisted of approximately $0.1 million under the Demand Line of Credit and $0.7 million under the Commercial Mortgage agreement.

The outstanding balance under the Commercial Demand Line of Credit was repaid in the third quarter of 2019 and in the fourth quarter of 2019 the Commercial Demand Line of Credit was terminated. The remaining outstanding balance under the Commercial Mortgage was refinanced and terminated in conjunction with the New Term Loan Agreement (See Note 9).

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

The Company accounted for the acquisition of The Avalon Field Club at New Castle in accordance with ASU 2017-01, Business Combinations (“ASU 2017-01”). In accordance with ASU 2017-01, the Company evaluated whether to account for the transaction as either a business or asset acquisition. The Company determined that all of the fair value of the gross assets acquired was concentrated in the real property. In accordance with the guidance, assets that are attached to each other, such as land and a building residing on the land which cannot be physically removed and used separately from each other without incurring significant cost are considered to be a single identifiable asset. In accordance with ASU 2017-01, the Company accounted for the transaction as an asset acquisition as all of the value of the gross assets acquired resides in that single asset. The Company capitalized approximately $67,000 of transaction costs as a component of the cost of the real property assets acquired in accordance with ASU 2017-01.

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

Note 17. COVID-19 Coronavirus Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. The duration of the outbreak and new information which emerges concerning the severity of the illness and its treatment still remains unclear. As a result, the federal and state governmental bodies have taken unprecedented measures to try and control the spread of the virus.

In response to the COVID-19 pandemic, on March 15, 2020, the Governor of the State of Ohio announced that the Ohio Department of Health (“ODH”) issued a Director's Order (the “Order”) temporarily closing all Ohio bars and restaurants to in-house patrons. The Order stated that restaurants with take-out and delivery options could continue to operate those services, even as their dining rooms were temporarily closed. The Order also placed a limit on mass gatherings and large community events.

On March 19, 2020, the ODH issued a Director’s Order temporarily closing all salons and spas in the state of Ohio and also further limited the number of individuals for gatherings. On March 23, 2020, a “Stay at Home” order was issued by the ODH. The Stay at Home order stated that all individuals living within the State of Ohio are ordered to stay at home or at their place of residence. Under the order, individuals were only allowed to leave their home for essential activities including tasks related to their health and safety, obtaining necessary supplies and services and certain types of work. The Stay at Home Order required all non-essential businesses to cease operations. On March 2020 the Governor of the state of Pennsylvania issued a similar Stay at Home order. Under the order, all non-essential businesses were required to cease operations.

In accordance with the “Essential Critical Infrastructure Workforce” guidance issued by the U.S Department of Homeland Security, Cybersecurity & Infrastructure Agency (“CISA”) on March 19, 2020, the Company’s waste management services, restaurant carry-out, overnight lodging and outdoor golf courses have remained in operation.

In May 2020, the state of Ohio began the gradual phased process of reopening certain businesses that were temporarily closed under the Order. In Ohio, the Company’s dining rooms, salon and spa services can reopen under certain mandatory restrictions.  Fitness and athletic operations are temporarily closed in accordance with the Order.  In Pennsylvania, the Company’s in-house dining, fitness, athletics, salon and spa operations are temporarily closed in accordance with the Order.

The continued spread of COVID-19 and related governmental orders have adversely impacted our operations and related financial results. We expect our restaurant operations to generate significantly lower revenue as a result of the government mandated restrictions placed on in-house dining. In addition, the Company has seen high levels of room and event cancellations through the third quarter of 2020 with some tentative re-bookings in the fourth quarter and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the mandate. We cannot predict the duration of the mandate or any limitations the government may impose on our operations, which may include, among others, mask protection as well as other measures to enforce social distancing measures.

As government restrictions are reduced or lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During this time, the Company has engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees.

Note 18. Subsequent Event

Paycheck Protection Program

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements to receive a total of approximately $2.8 million in loans under The Paycheck Protection Program contained in The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Paycheck Protection Program (the “Program”) provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downtown. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8-week period beginning on the date of the origination of the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, a reduction in employment or wages that occurred during the period beginning on February 15, 2020 and ending 30 days after enactment of the CARES Act do not reduce the amount of loan forgiveness if by June 30, 2020 the borrower eliminates the reduction in employees or reduction in wages. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal installments commencing in November and December 2020.

The Company anticipates that it will utilize the proceeds in accordance with the Program’s guidelines and repay amounts that are not forgiven or utilized.

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

Liquidity and Capital Resources

For the three months ended March 31, 2020, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on our term loan facility and to fund capital expenditures which included the continued renovation of The Grand Resort as further described below.

Financial Impact of COVID-19

The continued spread of COVID-19 and related governmental orders have adversely impacted our operations and related financial results. We expect our restaurant operations to generate significantly lower revenue as a result of the government mandated restrictions placed on in-house dining. In addition, the Company has seen high levels of room and event cancellations through the third quarter of 2020 with some tentative re-bookings in the fourth quarter and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the mandate. We cannot predict the duration of the mandate or any limitations the government may impose on our operations, which may include, among others, mask protection as well as other measures to enforce social distancing measures.

As government restrictions are reduced or lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During this time, the Company has engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees.

Paycheck Protection Program

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements to receive a total of approximately $2.8 million in loans under The Paycheck Protection Program contained in The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Paycheck Protection Program (the “Program”) provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downtown. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8-week period beginning on the date of the origination of the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, a reduction in employment or wages that occurred during the period beginning on February 15, 2020 and ending 30 days after enactment of the CARES Act do not reduce the amount of loan forgiveness if by June 30, 2020 the borrower eliminates the reduction in employees or reduction in wages. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal installments commencing in November and December 2020.

The Company anticipates that it will utilize the proceeds in accordance with the Program’s guidelines and repay amounts that are not forgiven or utilized.

New Castle Country Club Real Property Acquisition

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

The outstanding balance under the Commercial Demand Line of Credit was repaid in the third quarter of 2019 and in the fourth quarter of 2019 the Commercial Demand Line of Credit was terminated. The remaining outstanding balance under the Commercial Mortgage was refinanced and terminated in conjunction with the New Term Loan Agreement.

Subsequent to the asset Purchase and Sale Agreement, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. Avalon Field Club at New Castle is currently in operation. The operating results are included in the Company’s Condensed Consolidated Statements of Operations and within Avalon’s golf and related operations segment from the date of acquisition.

The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by Avalon Field Club at New Castle. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. Avalon Field Club at New Castle earns revenue through membership dues, food, beverage and merchandise sales, greens fees and associated cart rentals.

Capital Expenditures

During the three months ended March 31, 2020, Avalon incurred capital expenditures of $1.3 million of which $1.0 million of such expenditures was paid to vendors in the first quarter of 2020. Expenditures primarily related to the continued renovation and expansion of The Grand Resort. During the three months ended March 31, 2019, Avalon incurred capital expenditures of $1.3 million of which $0.4 million of such expenditures was paid in the first quarter of 2019. Expenditures primarily related to the continued renovation and expansion of The Grand Resort and, to a lesser extent, the renovation of the Avalon Athletic Club at Boardman. In 2020 and 2019, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2020 are expected to be in the range of $2.0 million to $2.5 million, funded with cash from our project fund account. Capital expenditures principally relate to the continued renovation and expansion of The Grand Resort, building improvements and equipment purchases.

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. The New Term Loan Agreement proceeds were utilized to pay off and refinance the Company’s existing term loan and commercial mortgage agreements, pay down the outstanding balance and associated interest on the Company’s line of credit agreement and pay related transaction costs. The remaining proceeds were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle.

At closing, $10.3 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated December 20, 2016 (“2016 Term Loan Agreement”), $2.9 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated March 29, 2019 (“2019 Term Loan Agreement”), $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement with Home Savings Bank, dated May 31, 2018, as amended, $0.6 million of the proceeds were used to pay off amounts outstanding under our commercial mortgage agreement with Mercer County State Bank, dated May 13, 2019 (“Commercial Mortgage”) and $0.3 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account. At March 31, 2020 and December 31, 2019, loan proceeds of $5.5 and $7.2 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The 2016 Term Loan Agreement, 2019 Term Loan Agreement and the Commercial Mortgage Agreement were terminated in conjunction with the New Term Loan Agreement.

The $23.0 million outstanding under the New Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced January 20, 2020 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2029. Borrowings under the New Term Loan Agreement bear interest at a fixed rate of 5.00% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.00% per annum or (b) the sum of the five year treasury rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 7.35% per annum.

Avalon has the right to prepay the amount outstanding under the New Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is five percent (5%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at March 31, 2020 and December 31, 2019.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a new business loan agreement with Home Savings Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million with an original maturity date of May 31, 2020. On June 17, 2019, the Company amended the Line of Credit Agreement to extend the maturity date to May 31, 2021. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement. The existing line of credit agreement with Home Savings Bank, dated December 20, 2016, as amended, which was entered into concurrently with the 2016 Term Loan Agreement, was terminated in conjunction with the new Line of Credit Agreement. No amounts were outstanding under the existing line of credit agreement at termination. The Company anticipates amending the Line of Credit Agreement to extend the maturity date in the second quarter of 2020.

At December 20, 2019, the outstanding balance of $1.7 million under the Line of Credit Agreement was paid down with a portion of the proceeds from the New Term Loan Agreement. No amounts were drawn under the Line of Credit Agreement at March 31, 2020 and December 31, 2019. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2020, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement also contains certain financial and other covenants, customary representations, warranties and events of default. Avalon was in compliance with the line of credit agreements covenants at March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 5.00% and 5.36%, respectively.

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

Working Capital

At March 31, 2020 and December 31, 2019, there was a working capital deficit of approximately $3.5 million and $3.4 million, respectively. Working capital was primarily negatively impacted by a decrease in accounts receivable and an increase in deferred membership dues revenue offset an increase in inventory and prepaid expenses and a decrease in accounts payable.

Accounts receivable decreased to $11.0 million at March 31, 2020 compared with $12.0 million at December 31, 2019. The decrease was primarily the result of decreased sales related to the waste management services segment in the first quarter of 2020 compared with the fourth quarter of 2019 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $11.1 million in the first quarter of 2020 compared with $12.8 million in the fourth quarter of 2019. This decrease was partially offset by an increase in accounts receivable related to the golf and related operations segment due to the timing of annual membership renewals.

Accounts payable was $10.4 million at March 31, 2020 compared to $11.7 million at December 31, 2019. The decrease in accounts payable was primarily due to a decrease in amounts due to disposal facilities and transportation carriers of the waste management services associated with the decrease in the net operating revenues in the first quarter of 2020 compared to the fourth quarter of 2019 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.0 million at March 31, 2020 compared to $3.2 million at December 31, 2019. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals, and to a lesser extent, an increase in members during 2020. The number of members at March 31, 2020 was 5,133 compared to 5,051 at December 31, 2019.

Management believes that anticipated cash provided from future operations and proceeds from the Paycheck Protection Program will be sufficient to meet operating requirements and make required monthly payments under our term loan facility. Depending on the continued duration the COVID-19 pandemic may have on our business, if business conditions warrant additional monies needed to fund operating requirements, Avalon will take all available actions including borrowing from our line of credit.

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

Golf and Related Operations Segment

In August 2014, the Company acquired The Grand Resort which was integrated into the golf and related operations segment. The acquisition is consistent with the Company's business strategy in that The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Grand Resort is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. Avalon believes that the combination of its four golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club.

On May 13, 2019, Avalon acquired Avalon Field Club at New Castle which was integrated into the golf and related operations segment. The acquisition is consistent with the Company’s golf operations business strategy as members of the Avalon Golf and Country Club have access to all the golf and related country club activities offered by Avalon Field Club at New Castle. In addition, hotel guests of The Grand Resort can utilize the facility during their stay.

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

Performance in the first quarter of 2020 compared with the first quarter of 2019

Overall Performance

Net operating revenues decreased to $14.4 million in the first quarter of 2020 compared with $14.6 million in the first quarter of 2019. This decrease was primarily due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $11.1 million in the first quarter of 2020 compared with $11.4 million in the first quarter of 2019. The decrease in net operating revenues of the waste management services segment were partially offset by an increase in the net operating revenues of the golf and related operations segment. Net operating revenues of the golf and related operations segment were approximately $3.3 million in the first quarter of 2020 compared to $3.2 million in the first quarter of 2019.

Costs of operations related to the waste management segment decreased to $8.9 million in the first quarter of 2020 compared with $9.2 million in the first quarter of 2019. The decrease in the cost of operations between years for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment increased to $3.2 million in the first quarter of 2020 compared to $3.0 million in the first quarter of 2019. The increase was a result of higher employee related costs and food product costs in the first quarter of 2020 when compared to the first quarter of 2019.

Depreciation and amortization expense was approximately $0.7 million in the first quarter of 2020 compared to $0.6 million in the first quarter of 2019. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $2.2 million in both the first quarter of 2020 and 2019.

Interest expense was approximately $0.3 million in the first quarter of 2020 compared to $0.2 million in the first quarter of 2019. The increase in interest expense is due to the higher average outstanding debt during the first quarter of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the three month periods ended March 31, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 5.00% and 5.36%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.21 per share, in the first quarter of 2020 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of approximately $0.6 million, or $0.16 per share, in the first quarter of 2019.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $11.1 million in the first quarter of 2020 compared with $11.4 million in the first quarter of 2019. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business decreased to $10.5 million in the first quarter of 2020 from $10.8 million in the first quarter of 2019. This decrease was partially a result of a decrease in net operating revenues relating to event work related to multiple projects. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $4.2 million in the first quarter of 2020 compared with $4.4 million in the first quarter of 2019. In addition, continuous work of the waste disposal brokerage business decreased approximately $0.2 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $6.1 million in the first quarter of 2020 compared with $6.3 million in the first quarter of 2019. Net operating revenues related to managerial, consulting and clerical services were approximately $0.2 million in the first quarter of 2020 compared to $0.1 million in the first quarter of 2019. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in both the first quarter of 2020 and 2019. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order. Due to the suspension of the salt water injections wells, there were no operating revenues during the first quarter of 2020 and 2019.

Costs of operations related to the waste management segment decreased to $8.9 million in the first quarter of 2020 compared with $9.2 million in the first quarter of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the first quarter of 2020 compared to 19% in the first quarter of 2019. The increase in the overall gross margin percentage was attributable to the higher gross profit generated from both the continuous and event work projects during the first quarter of 2020.

Income before income taxes for the waste management services segment was approximately $1.0 million in both the first quarter of 2020 and 2019. Income before income taxes of the waste brokerage and management services business was approximately $1.0 million in the first quarter of 2020 compared to $0.9 million in the first quarter of 2019. The increased income before taxes was primarily attributable to the increased gross margin related to both continuous and event work during the first quarter of 2020 compared to the first quarter of 2019. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the first quarter of 2020 and 2019. During both the first quarter of 2020 and 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $3.3 million in the first quarter of 2020 compared to $3.2 million in the first quarter of 2019. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel that provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales were approximately $1.0 million in the first quarter of 2020 compared to $1.1 million in the first quarter of 2019. In March 2020, in response to the COVID-19 pandemic, The Ohio Department of Health and The Pennsylvania Department of Health both issued Director's Order temporarily closing all bars and restaurants to in-house patron (collectively the “Orders”). In accordance with the Orders, the Company continued to provide take-out, but revenues related to these services were not significant during that period.

Other net operating revenues related to the golf and related operations were approximately $2.3 million in the first quarter of 2020 compared to $2.1 million in the first quarter of 2019. Net operating revenues related to room rental was approximately $0.3 million in both the first quarter of 2020 and 2019. During March 2020, the Company had significantly lower occupancy compared to March 2019 due to customer cancellations of overnight stays in response to the COVID-19 pandemic. Membership dues revenue was approximately $1.5 million in the first quarter of 2020 compared to $1.3 million in the first quarter of 2019. The increase in membership dues revenue is primarily attributable to the increase in members between periods. The average number of members during the first quarter of 2020 was 5,120 compared to 4,649 in the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.4 million in both the first quarter of 2020 and 2019. In March 2020, in response to the COVID-19 pandemic, all nonessential business activities, including athletic, fitness, salon and spa activities, were required to temporarily cease operations. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2020 and 2019. Greens fees and associated cart rentals were less than $0.1 million in both the first quarter of 2020 and 2019.

Cost of operations for the golf and related operations segment was $3.2 million in the first quarter of 2020 compared with $3.0 million in the first quarter of 2019. Cost of food, beverage and merchandise was approximately $0.6 million in the first quarter of 2020 compared to $0.5 million in the first quarter of 2019. The cost of food, beverage and merchandise sales was approximately 51% of associated revenue in the first quarter of 2020 compared to 48% in the first quarter of 2019. The increase in food, beverage and merchandise costs between periods is attributable to higher food product cost. Golf and related operations operating costs increased to approximately $2.6 million in the first quarter of 2020 compared with $2.5 million in the first quarter of 2019. The increase was primarily a result of higher employee related costs when compared to the prior year.

The golf and related operations recorded a loss before income taxes of $0.7 million in the first quarter of 2020 compared with a loss before income taxes of $0.6 million in the first quarter of 2019. The change between periods was primarily a result of higher employee related costs and food product costs in the first quarter of 2020 when compared to the first quarter of 2019.

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

General Corporate Expenses

General corporate expenses were $0.8 million in both first quarter of 2020 and 2019.

Interest Expense

Interest expense was approximately $0.3 million in the first quarter of 2020 compared to $0.2 million in the first quarter of 2019. The increase in interest expense is due to the higher average outstanding debt during the first quarter of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the three month periods ended March 31, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 5.00% and 5.36%, respectively.

Net Loss

During the three months ended March 31, 2020 and 2019, net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million and $0.6 million, respectively. Avalon recorded a state income tax provision in both the first quarter of 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

Government regulations

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. The duration of the outbreak and new information which emerges concerning the severity of the illness and its treatment still remains unclear. As a result, the federal and state governmental bodies have taken unprecedented measures to try and control the spread of the virus.

In response to the COVID-19 pandemic, on March 15, 2020, the Governor of the State of Ohio announced that the Ohio Department of Health (“ODH”) issued a Director's Order (the “Order”) temporarily closing all Ohio bars and restaurants to in-house patrons. The Order stated that restaurants with take-out and delivery options could continue to operate those services, even as their dining rooms were temporarily closed. The Order also placed a limit on mass gatherings and large community events.

On March 19, 2020, the ODH issued a Director’s Order temporarily closing all salons and spas in the state of Ohio and also further limited the number of individuals for gatherings. On March 23, 2020, a “Stay at Home” order was issued by the ODH. The Stay at Home order stated that all individuals living within the State of Ohio are ordered to stay at home or at their place of residence. Under the order, individuals were only allowed to leave their home for essential activities including tasks related to their health and safety, obtaining necessary supplies and services and certain types of work. The Stay at Home Order required all non-essential businesses to cease operations. On March 2020 the Governor of the state of Pennsylvania issued a similar Stay at Home order. Under the order, all non-essential businesses were required to cease operations.

In accordance with the “Essential Critical Infrastructure Workforce” guidance issued by the U.S Department of Homeland Security, Cybersecurity & Infrastructure Agency (“CISA”) on March 19, 2020, the Company’s waste management services, restaurant carry-out, overnight lodging and outdoor golf courses have remained in operation.

In May 2020, the state of Ohio began the gradual phased process of reopening certain businesses that were temporarily closed under the Order. In Ohio, the Company’s dining rooms, salon and spa services can reopen under certain mandatory restrictions.  Fitness and athletic operations are temporarily closed in accordance with the Order.  In Pennsylvania, the Company’s in-house dining, fitness, athletics, salon and spa operations are temporarily closed in accordance with the Order.

The continued spread of COVID-19 and related governmental orders have adversely impacted our operations and related financial results. We expect our restaurant operations to generate significantly lower revenue as a result of the government mandated restrictions placed on in-house dining. In addition, the Company has seen high levels of room and event cancellations through the third quarter of 2020 with some tentative re-bookings in the fourth quarter and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the mandate. We cannot predict the duration of the mandate or any limitations the government may impose on our operations, which may include, among others, mask protection as well as other measures to enforce social distancing measures.

As government restrictions are reduced or lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During this time, the Company has engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees.

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

Credit and collections

Economic challenges throughout the industries served by Avalon may result in payment defaults by customers. While Avalon continuously endeavors to limit customer credit risks, customer-specific financial downturns are not controllable by management. Significant customer payment defaults would have a material adverse impact upon Avalon’s future financial performance.

Competitive pressures

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. There can be no guarantee that the salt water injection wells will resume operations, but the Company will continue to pursue all available avenues to allow the restart of the Company’s salt water injection well under reasonable conditions. Currently, there is no implemented state-wide policy on induced seismicity and the Ohio Department of Natural Resources (“ODNR”) has refused to communicate with the Company regarding the status and requirements of any policymaking. The operations of Company’s injection wells will remain suspended until that time. The Oil and Gas Commission scheduled a hearing on this motion for August 13, 2019.  Before the hearing began, and in response to the Division’s motion to dismiss the Company’s motion to vacate, the Commission dismissed the matter.  The Company appealed that decision to the Franklin County Court of Common Pleas. In April 2020, the Division’s motion to dismiss and the Company’s opposition were reviewed by the Court. The Company is currently awaiting judgment from the Court.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. The Company is currently awaiting judgment from the Supreme Court of Ohio.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2020, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Borrowings under our Term Loan Agreement bear interest at a fixed rate of 5.00% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.00% per annum or (b) the sum of the five year treasury rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 7.35% per annum.

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2020, the interest rate on the Line of Credit Agreement was 3.50%. No amounts were outstanding under the Line of Credit Agreement at March 31, 2020.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of legal proceedings.

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

On April 27, 2020, Avalon reported that certain wholly-owned subsidiaries of the Company received approximately $0.8 million under the Paycheck Protection Program.

On April 30, 2020, Avalon reported the voting results from the Annual Meeting held on April 30, 2020.

On May 6, 2020, Avalon reported that certain other wholly-owned subsidiaries of the Company received approximately $2.0 million under the Paycheck Protection Program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 14, 2020	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)