Form 10-Q
period 2020-06-30
AVALON HOLDINGS CORP
filed 2020-08-10
CIK 1061069

2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 3, 2020.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net operating revenues:
Waste management services	$9,088	$12,902	$20,221	$24,336

Food, beverage and merchandise sales	1,361	2,358	2,396	3,440
Other golf and related operations	2,618	3,165	4,853	5,257
Total golf and related operations	3,979	5,523	7,249	8,697
Total net operating revenues	13,067	18,425	27,470	33,033

Costs and expenses:
Waste management services operating costs	7,211	10,296	16,080	19,544
Cost of food, beverage and merchandise	564	999	1,092	1,514
Golf and related operations operating costs	2,875	3,563	5,507	6,095
Depreciation and amortization expense	712	618	1,411	1,218
Selling, general and administrative expenses	1,927	2,380	4,159	4,611
Operating income (loss)	(222)	569	(779)	51

Other income (expense):
Interest expense	(304)	(215)	(611)	(378)
Other income, net	103	148	181	216
Income (loss) before income taxes	(423)	502	(1,209)	(111)

Provision for income taxes	24	57	68	97
Net income (loss)	(447)	445	(1,277)	(208)

Less net loss attributable to non-controlling interest in subsidiary	(12)	(34)	(29)	(49)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$(435)	$479	$(1,248)	$(159)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$(0.11)	$0.12	$(0.32)	$(0.04)
Diluted net income (loss) per share	$(0.11)	$0.12	$(0.32)	$(0.04)

Weighted average shares outstanding - basic	3,875	3,875	3,875	3,875
Weighted average shares outstanding - diluted	3,875	3,894	3,875	3,875

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$5,529	$1,446
Accounts receivable, less allowance for doubtful accounts of $271 at June 30, 2020 and $275 at December 31, 2019	7,809	12,009
Unbilled membership dues receivable	1,109	602
Inventories	1,072	813
Prepaid expenses	559	725
Other current assets	15	15
Total current assets	16,093	15,610

Property and equipment, net	50,341	48,978
Property and equipment under finance leases, net	6,053	5,878
Operating lease right-of-use assets	1,500	1,466
Restricted cash	4,934	7,185
Noncurrent deferred tax asset	8	8
Other assets, net	37	39
Total assets	$78,966	$79,164

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$2,146	$1,015
Current portion of obligations under finance leases	353	295
Current portion of obligations under operating leases	528	513
Accounts payable	8,661	11,719
Accrued payroll and other compensation	1,052	961
Accrued income taxes	41	93
Other accrued taxes	252	434
Deferred membership dues revenue	4,776	3,153
Other liabilities and accrued expenses	919	839
Total current liabilities	18,728	19,022

Long-term debt, net of current portion	22,703	21,570
Obligations under finance leases, net of current portion	773	555
Obligations under operating leases, net of current portion	972	953
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,150	59,147
Accumulated deficit	(23,404)	(22,156)
Total Avalon Holdings Corporation Shareholders' Equity	35,785	37,030
Non-controlling interest in subsidiary	(95)	(66)
Total equity	35,690	36,964
Total liabilities and equity	$78,966	$79,164

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2020

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2020	3,263,647	611,784	$33	$6	$59,148	$(22,969)	$36,218	$(83)	$36,135

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net loss	-	-	-	-	-	(435)	(435)	(12)	(447)

Balance at June 30, 2020	3,263,647	611,784	$33	$6	$59,150	$(23,404)	$35,785	$(95)	$35,690

	For the Three Months Ended June 30, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2019	3,263,647	611,784	$33	$6	$59,142	$(22,339)	$36,842	$(1)	$36,841

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net income (loss)	-	-	-	-	-	479	479	(34)	445

Balance at June 30, 2019	3,263,647	611,784	$33	$6	$59,144	$(21,860)	$37,323	$(35)	$37,288

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2020

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2020	3,263,647	611,784	$33	$6	$59,147	$(22,156)	$37,030	$(66)	$36,964

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net loss	-	-	-	-	-	(1,248)	(1,248)	(29)	(1,277)

Balance at June 30, 2020	3,263,647	611,784	$33	$6	$59,150	$(23,404)	$35,785	$(95)	$35,690

	For the Six Months Ended June 30, 2019

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2019	3,263,647	611,784	$33	$6	$59,141	$(21,701)	$37,479	$14	$37,493

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net loss	-	-	-	-	-	(159)	(159)	(49)	(208)

Balance at June 30, 2019	3,263,647	611,784	$33	$6	$59,144	$(21,860)	$37,323	$(35)	$37,288

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,277)	$(208)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,411	1,218
Amortization of debt issuance costs	21	13
Compensation costs - stock options	3	3
Provision for losses on accounts receivable	14	18
(Gain) loss from disposal of equipment	3	(45)
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	4,186	(92)
Unbilled membership dues receivable	(507)	(547)
Inventories	(259)	(93)
Prepaid expenses	166	131
Other assets	2	(27)
Accounts payable	(3,303)	46
Accrued payroll and other compensation	91	350
Accrued income taxes	(52)	18
Other accrued taxes	(182)	(109)
Deferred membership dues revenue	1,623	1,598
Other liabilities and accrued expenses	80	114
Net cash provided by operating activities	2,020	2,388

Cash flows from investing activities:
Capital expenditures	(2,316)	(2,867)
Payments related to acquisition of New Castle Country Club	-	(90)
Proceeds from disposal of vehicle	-	45
Net cash used in investing activities	(2,316)	(2,912)

Cash flows from financing activities:
Proceeds under term loan facility	-	3,000
Proceeds under Paycheck Protection Program	2,765	-
Payments of debt issuance costs	-	(47)
Principal payments on term loan facilities	(522)	(338)
Repayment under line of credit facility	-	(134)
Principal payments on finance lease obligations	(115)	(84)
Net cash provided by financing activities	2,128	2,397

Increase in cash, cash equivalents and restricted cash	1,832	1,873
Cash, cash equivalents and restricted cash at beginning of period	8,631	1,908
Cash, cash equivalents and restricted cash at end of period	$10,463	$3,781

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$245	$1,598
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$266	$1,807
Finance lease obligations incurred	$391	$33
Acquisition of New Castle Country Club real property in exchange for assumption of outstanding debt	$-	$787

Cash paid during the period for interest	$585	$353
Cash paid during the period for income taxes	$120	$79

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2020, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

The coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") has adversely impacted our financial position, results of operations, and cash flows for the first six months of 2020. The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods presented. Due to the ongoing uncertainty, we cannot predict the future impact that COVID-19 may have on our financial condition, results of operations or cash flows.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$5,529	$1,446
Restricted cash	4,934	7,185
Cash, cash equivalents and restricted cash	$10,463	$8,631

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and six months ended June 30, 2020 and 2019.

For both the three months ended June 30, 2020 and 2019, the net operating revenues related to waste management services represented approximately 70% of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2020 and 2019, the net operating revenues related to waste management services represented approximately 74% of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2020 and 2019, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

For both the three months ended June 30, 2020 and 2019, the net operating revenues related to the golf and related operations represented approximately 30% of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2020 and 2019, the net operating revenues related to the golf and related operations represented approximately 26% of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2020 and 2019, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2020 and 2019 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Waste management and brokerage services	$8,501	$12,188	$19,026	$22,986
Captive landfill management operations	587	714	1,195	1,350
Total waste management services revenues	9,088	12,902	20,221	24,336
Food, beverage and merchandise sales	1,361	2,358	2,396	3,440
Membership dues revenue	1,496	1,424	3,018	2,746
Room rental revenue	321	658	593	994
Greens fees and cart rental revenue	613	616	666	657
Other revenue	188	467	576	860
Total golf and related operations revenue	3,979	5,523	7,249	8,697
Total net operating revenues	$13,067	$18,425	$27,470	$33,033

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At June 30, 2020 and December 31, 2019, accounts receivable, net, related to our waste management services segment were approximately $6.1 million and $11.0 million, respectively. No one customer of the waste management services segment accounted for 10% or more of Avalon’s waste management services segment or consolidated net receivables at June 30, 2020. At December 31, 2019 one customer accounted for approximately 14% of the waste management services segment’s receivables and 13% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.7 million at June 30, 2020 and $1.0 million at December 31, 2019. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2020 or December 31, 2019.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. Allowance for doubtful accounts was approximately $0.3 million at both June 30, 2020 and December 31, 2019.

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

The following table presents changes in our allowance for doubtful accounts during the three and six months ended June 30, 2020 and 2019 (in thousands):

		Provision	Write-offs
	Balance at	for Doubtful	less	Balance at
	Beginning of Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts
Three months ended June 30, 2020	$277	$9	$(15)	$271
Three months ended June 30, 2019	$262	$9	$(4)	$267

Six months ended June 30, 2020	$275	$14	$(18)	$271
Six months ended June 30, 2019	$255	$18	$(6)	$267

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.1 million at June 30, 2020 and $0.6 million at December 31, 2019.

The following table presents changes in our contract assets during the three and six months ended June 30, 2020 and 2019 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended June 30, 2020	$813	$960	$(664)	$1,109
Three months ended June 30, 2019	$672	$978	$(549)	$1,101

Six months ended June 30, 2020	$602	$1,645	$(1,138)	$1,109
Six months ended June 30, 2019	$554	$1,529	$(982)	$1,101

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 were $4.8 million and $3.2 million, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.7 million at June 30, 2020 and $0.6 million at December 31, 2019.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended June 30, 2020	$4,018	$2,254	$(1,496)	$4,776
Three months ended June 30, 2019	$3,316	$2,605	$(1,424)	$4,497

Six months ended June 30, 2020	$3,153	$4,641	$(3,018)	$4,776
Six months ended June 30, 2019	$2,899	$4,344	$(2,746)	$4,497

Customer advance deposits
Three months ended June 30, 2020	$630	$140	$(118)	$652
Three months ended June 30, 2019	$536	$375	$(355)	$556

Six months ended June 30, 2020	$553	$395	$(296)	$652
Six months ended June 30, 2019	$453	$662	$(559)	$556

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

Property and equipment at June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Land and land improvements	$15,018	$14,823
Buildings and improvements	46,601	44,596
Machinery and equipment	5,237	5,005
Office furniture and fixtures	7,648	7,234
Vehicles	499	499
Construction in progress	236	581
	75,239	72,738
Less accumulated depreciation and amortization	(24,898)	(23,760)
Property and equipment, net	$50,341	$48,978

At June 30, 2020, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first six months of 2020 and 2019, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. On January 1, 2019, as a result of the adopted ASU 2016-02, the Company recorded a ROU asset and related lease liability of approximately $1.7 million. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 3.1 years at June 30, 2020.

In connection with the purchase of New Castle Country Club’s real property assets on May 13, 2019, the Company assumed the remaining term of New Castle Country Club’s golf cart operating lease. At acquisition, the Company recorded an operating lease right-of-use asset and corresponding obligation under operating leases of approximately $126,000. The golf cart operating lease had a remaining lease term of 3 years at the acquisition date (See Note 16). In addition, subsequent to the purchase, the Company entered into new operating lease agreements for golf and maintenance carts. The Company recorded an operating lease right-of-use asset and corresponding obligation under operating leases of approximately $194,000.

During the first six months of 2020, the Company entered into a new operating lease agreement for hotel furniture. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $266,000.

Leased property and associated obligations under operating leases at June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Operating lease right-of-use assets	$1,500	$1,466

Current portion of obligations under operating leases	$528	$513
Long-term portion of obligations under operating leases	972	953
Total obligations under operating leases	$1,500	$1,466

The weighted average discount rate on operating leases was 4.96% at June 30, 2020 and 5.01% at December 31, 2019.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2020 there were approximately 33.3 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At June 30, 2020, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.2 years at June 30, 2020.

Leased property and associated obligations under finance leases at June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Leased property under finance leases	$12,201	$11,758
Less accumulated amortization	(6,148)	(5,880)
Leased property under finace leases, net	$6,053	$5,878

Current portion of obligations under finance leases	$353	$295
Long-term portion of obligations under finance leases	773	555
Total obligations under finance leases	$1,126	$850

The weighted average discount rate on finance leases was 4.7% at June 30, 2020 and 5.2% at December 31, 2019.

For the three and six months ended June 30, 2020 and 2019, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost:
Rental expense	$196	$197	$285	$288

Finance lease cost:
Depreciation expense	$137	$126	$268	$252
Interest expense	10	11	21	22
Total finance lease cost	$147	$137	$289	$274

Future commitments under long-term, operating and finance leases at June 30, 2020 are as follows (in thousands):

	Finance	Operating	Total
2021	$398	$588	$986
2022	302	515	817
2023	148	328	476
2024	109	173	282
2025	99	11	110
Thereafter	420	-	420
Total lease payments	1,476	1,615	3,091
Less imputed interest	350	115	465
Total	1,126	1,500	2,626
Less: current portion of obligations under leases	353	528	881
Long-term portion of obligations under leases	$773	$972	$1,745

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For both the three and six months ended June 30, 2020 and 2019, the weighted average number of common shares outstanding was 3,875,431.

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

For both the three and six months ended June 30, 2020, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the diluted per share amount is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding.

For the three months ended June 30, 2019, the diluted weighted average number of shares outstanding was 3,893,956. For the six months ended June 30, 2019, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2019 was 3,918,225.

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

At closing, $10.3 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated December 20, 2016 (“2016 Term Loan Agreement”), $2.9 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated March 29, 2019 (“2019 Term Loan Agreement”), $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement with Premier Bank (formerly Home Savings Bank), dated May 31, 2018, as amended, $0.6 million of the proceeds were used to pay off amounts outstanding under our commercial mortgage agreement with Mercer County State Bank, dated May 13, 2019 (“Commercial Mortgage”) and $0.3 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account. At June 30, 2020 and December 31, 2019, loan proceeds of $4.9 million and $7.2 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year commencing December 31, 2020. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at June 30, 2020 and December 31, 2019.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (formerly Home Savings Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On August 5, 2020, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2022. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At December 20, 2019, the outstanding balance of $1.7 million under the Line of Credit Agreement was paid down with a portion of the proceeds from the New Term Loan Agreement. No amounts were drawn under the Line of Credit Agreement at June 30, 2020 and December 31, 2019. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2020, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2020 and December 31, 2019.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8 week period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal monthly installments commencing after the forgiveness period. The Program was subsequently amended to allow the borrower to use an extended forgiveness period of 24 weeks beginning on the date the proceeds were received on the loan and to extend the repayment period to 54 months commencing after the 24 week forgiveness period.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company is currently utilizing the loan proceeds under the 24 week loan forgiveness period in accordance with Program’s guidelines. The Company is accounting for the loans in accordance with Accounting Standards Codification (“ASC”) 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. When the debt is forgiven in accordance with the Program, any amount that is forgiven will be recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment. The Company will repay amounts that are not forgiven or utilized.

During the three months ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.67% and 5.53%, respectively. During the six months ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.82% and 5.45%, respectively.

Obligations under the Company’s debt agreements at June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$22,478	$(394)	$22,084
Paycheck Protection Program Loans	2,765	-	2,765
Total	25,243	(394)	24,849
Less current portion	2,188	(42)	2,146
Long-term debt	$23,055	$(352)	$22,703

	December 31, 2019
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$23,000	$(415)	$22,585
Less current portion	1,057	(42)	1,015
Long-term debt	$21,943	$(373)	$21,570

At June 30, 2020, future maturities of long-term debt are as follows (in thousands):

2021	$2,188
2022	2,800
2023	1,197
2024	1,258
2025	1,322
Thereafter	16,478
Total	$25,243

Note 10. Income Taxes

During the three month period ended June 30, 2020, net loss attributable to Avalon Holdings Corporation shareholders was $0.4 million compared to net income attributable to Avalon Common shareholders of $0.5 million for the three month period ended June 30, 2019. During the six month periods ended June 30, 2020 and 2019, net loss attributable to Avalon Holdings Corporation shareholders was $1.2 million and $0.2 million, respectively. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the full impact of these provisions and recent IRS guidance, and we expect that it will not have a material impact on the Company’s financial position or results of operations.

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

At June 30, 2020, options to purchase 280,000 shares have been granted under the 2009 Plan. Of these, 12,000 shares have been exercised, and options for 268,000 shares remain outstanding. In March 2020, unexercised options to purchase 420,000 shares previously granted under the 2009 Plan expired as the options were not exercised within ten years after the grant date.

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

The following table is a summary of the stock option activity during 2020:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2020	688,000	2.52	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options expired	(420,000)	2.48	1.02
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2020	268,000	$2.58	$0.97
Options Vested	250,000	$2.64	$1.02
Exercisable at June 30, 2020	214,000	$2.77	$1.11

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $2,000 for both the three months ended June 30, 2020 and 2019, and $3,000 for both the six months ended June 30, 2020 and 2019, based upon the estimated grant date fair value calculations. As of June 30, 2020, there was approximately $15,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.92 years.

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

For both the six months ended June 30, 2020 and 2019, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2019 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net operating revenues from:
Waste management services:
External customer revenues	$9,088	$12,902	$20,221	$24,336
Intersegment revenues	-	-	-	-
Total waste management services	9,088	12,902	20,221	24,336

Golf and related operations:
External customer revenues	3,979	5,523	7,249	8,697
Intersegment revenues	2	14	30	35
Total golf and related operations	3,981	5,537	7,279	8,732

Segment operating revenues	13,069	18,439	27,500	33,068
Intersegment eliminations	(2)	(14)	(30)	(35)
Total net operating revenues	$13,067	$18,425	$27,470	$33,033

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (loss) before income taxes:
Waste management services	$807	$1,221	$1,855	$2,221
Golf and related operations	(186)	181	(917)	(463)
Segment income before income taxes	621	1,402	938	1,758
Corporate interest expense	(293)	(196)	(590)	(348)
Corporate other income, net	11	46	13	48
General corporate expenses	(762)	(750)	(1,570)	(1,569)
Income (loss) before income taxes	$(423)	$502	$(1,209)	$(111)

	June 30,	December 31,
	2020	2019
Identifiable assets:
Waste management services	$28,465	$31,574
Golf and related operations	58,577	55,369
Corporate	61,401	58,638
Subtotal	148,443	145,581
Elimination of intersegment receivables	(69,477)	(66,417)
Total	$78,966	$79,164

In comparing the total assets at June 30, 2020 with those at December 31, 2019, the decrease in the total assets of the waste management services segment of $3.1 million is primarily a result of a decrease in accounts receivable partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $3.2 million was primarily due to an increase in accounts receivable and capital expenditures related to the expansion of The Grand Resort partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $2.8 million is primarily due to an increase in cash and cash equivalents and intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in restricted cash utilized for the expansion of The Grand Resort.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2020 and December 31, 2019, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

The outstanding balance under the Commercial Demand Line of Credit was repaid in the second quarter of 2019 and in the fourth quarter of 2019 the Commercial Demand Line of Credit was terminated. The remaining outstanding balance under the Commercial Mortgage was refinanced and terminated in conjunction with the New Term Loan Agreement (See Note 9).

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

Note 17. COVID-19 Coronavirus Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. The duration of the outbreak and new information which continually emerges concerning the severity of the illness and its treatment still remains unclear. As a result, the federal and state governmental bodies have taken unprecedented measures to try and control the spread of the virus.

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

On March 19, 2020, the ODH issued a Director’s Order temporarily closing all salons and spas in the state of Ohio and also further limited the number of individuals for gatherings. On March 23, 2020, a “Stay at Home” order was issued by the ODH. The Stay at Home order stated that all individuals living within the State of Ohio are ordered to stay at home or at their place of residence. Under the order, individuals were only allowed to leave their home for essential activities including tasks related to their health and safety, obtaining necessary supplies and services and certain types of work. The Stay at Home Order required all non-essential businesses to cease operations. In March 2020 the Governor of the state of Pennsylvania issued a similar Stay at Home order. Under the order, all non-essential businesses were required to cease operations.

In accordance with the “Essential Critical Infrastructure Workforce” guidance issued by the U.S Department of Homeland Security, Cybersecurity & Infrastructure Agency (“CISA”) on March 19, 2020, the Company’s waste management services, restaurant carry-out, overnight lodging and outdoor golf courses remained in operation during the Order.

In late May and June 2020, the states of Ohio and Pennsylvania allowed the reopening of certain business operations that were temporarily closed under the Order. The Company’s dining rooms, fitness, athletic, pool, salon and spa services reopened under certain mandatory restrictions including mask protection for employees, decrease in occupancy and other measures to enforce social distancing.

The continued spread of COVID-19 and related governmental orders adversely impacted our operations and related financial results. Our restaurant operations generated significantly lower revenue as a result of the government mandated restrictions that were placed on in-house dining. Food and beverages sales related to banquets and conferences were minimal during the second quarter of 2020 as a result of government mandated restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations with some re-bookings in the third and fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the mandate. In addition, our waste management brokerage business has experienced a decline in both continuous and project work due to government restrictions placed on its customers and associated shutdowns.

As government restrictions are reduced or lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During the mandated shut-down, the Company engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company began the process of rehiring employees in late May to meet business needs as the government restrictions on certain of our business operations were reduced or lifted. Governmental bodies may impose additional restrictions, which could include additional shutdowns, to stop the spread of infection.  These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

Liquidity and Capital Resources

For the six months ended June 30, 2020, Avalon utilized existing cash and cash provided by operations to meet operating needs, make required monthly payments on our term loan facility and to fund capital expenditures which included the continued renovation of The Grand Resort as further described below.

Financial Impact of COVID-19 Pandemic

The continued spread of COVID-19 and related governmental orders adversely impacted our operations and related financial results. Our restaurant operations generated significantly lower revenue as a result of the government mandated restrictions that were placed on in-house dining. Food and beverages sales related to banquets and conferences were minimal during the second quarter of 2020 as a result of government mandated restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations with some re-bookings in the third and fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the mandate. In addition, our waste management brokerage business has experienced a decline in both continuous and project work due to government restrictions placed on its customers and associated shutdowns.

As government restrictions are reduced or lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During the mandated shut-down, the Company engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company began the process of rehiring employees in late May to meet business needs as the government restrictions on certain of our business operations were reduced or lifted. Governmental bodies may impose additional restrictions, which could include additional shutdowns, to stop the spread of infection.  These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8 week period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal monthly installments commencing after the forgiveness period. The Program was subsequently amended to allow the borrower to use an extended forgiveness period of 24 weeks beginning on the date the proceeds were received on the loan and to extend the repayment period to 54 months commencing after the 24 week forgiveness period.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company is currently utilizing the loan proceeds under the 24 week loan forgiveness period in accordance with Program’s guidelines. When the debt is forgiven in accordance with the Program, any amount that is forgiven will be recognized as a gain on debt extinguishment. The Company will repay amounts that are not forgiven or utilized.

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

The outstanding balance under the Commercial Demand Line of Credit was repaid in the second quarter of 2019 and in the fourth quarter of 2019 the Commercial Demand Line of Credit was terminated. The remaining outstanding balance under the Commercial Mortgage was refinanced and terminated in conjunction with the New Term Loan Agreement.

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

Capital Expenditures

During the six months ended June 30, 2020, Avalon incurred capital expenditures of $3.0 million of which $2.3 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort. In addition, approximately $0.4 million of such expenditures related to golf course maintenance equipment acquired under new capital lease agreements. During the six months ended June 30, 2019, Avalon incurred capital expenditures of $4.5 million of which $2.9 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort and, to a lesser extent, the renovation of the Avalon Athletic Club at Boardman. In 2020 and 2019, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2020 are expected to be in the range of $4.0 million to $5.0 million, funded with cash from our project fund account. Capital expenditures principally relate to the continued renovation and expansion of The Grand Resort, building improvements and equipment purchases.

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

At closing, $10.3 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated December 20, 2016 (“2016 Term Loan Agreement”), $2.9 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated March 29, 2019 (“2019 Term Loan Agreement”), $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement with Premier Bank (formerly Home Savings Bank), dated May 31, 2018, as amended, $0.6 million of the proceeds were used to pay off amounts outstanding under our commercial mortgage agreement with Mercer County State Bank, dated May 13, 2019 (“Commercial Mortgage”) and $0.3 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account. At June 30, 2020 and December 31, 2019, loan proceeds of $4.9 and $7.2 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year commencing December 31, 2020. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at June 30, 2020 and December 31, 2019.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (formerly Home Savings Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On August 5, 2020, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2022. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At December 20, 2019, the outstanding balance of $1.7 million under the Line of Credit Agreement was paid down with a portion of the proceeds from the New Term Loan Agreement. No amounts were drawn under the Line of Credit Agreement at June 30, 2020 and December 31, 2019. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2020, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2020 and December 31, 2019.

During the three months ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.67% and 5.53%, respectively. During the six months ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.82% and 5.45%, respectively.

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

Working Capital

At June 30, 2020 and December 31, 2019, there was a working capital deficit of approximately $2.6 million and $3.4 million, respectively. Working capital was primarily positively impacted by an increase in both cash and cash equivalents and unbilled membership dues receivable and a decrease in accounts payable. This increase was partially offset by a decrease in accounts receivable and an increase in deferred membership dues revenue and the current portion of the Payroll Protection Program loan.

Accounts receivable decreased to $7.8 million at June 30, 2020 compared with $12.0 million at December 31, 2019. The decrease was primarily the result of decreased sales related to the waste management services segment in the second quarter of 2020 compared with the fourth quarter of 2019 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $9.1 million in the second quarter of 2020 compared with $12.8 million in the fourth quarter of 2019. This decrease was partially offset by an increase in accounts receivable related to the golf and related operations segment due to the timing of annual membership renewals.

Accounts payable was $8.7 million at June 30, 2020 compared to $11.7 million at December 31, 2019. The decrease in accounts payable was primarily due to a decrease in amounts due to disposal facilities and transportation carriers of the waste management services associated with the decrease in the net operating revenues in the second quarter of 2020 compared to the fourth quarter of 2019 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.8 million at June 30, 2020 compared to $3.2 million at December 31, 2019. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals partially offset by a slight decrease in members at June 30, 2020. The number of members at June 30, 2020 was 5,010 compared to 5,051 at December 31, 2019.

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

Performance in the second quarter of 2020 compared with the second quarter of 2019

Overall Performance

Net operating revenues decreased to $13.1 million in the second quarter of 2020 compared with $18.4 million in the second quarter of 2019. This decrease was primarily due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $9.1 million in the second quarter of 2020 compared with $12.9 million in the second quarter of 2019. In addition, net operating revenues of the golf and related operations segment decreased in the second quarter of 2020 compared to the second quarter of 2019. Net operating revenues of the golf and related operations segment were approximately $4.0 million in the second quarter of 2020 compared to $5.5 million in the second quarter of 2019.

Costs of operations related to the waste management segment decreased to $7.2 million in the second quarter of 2020 compared with $10.3 million in the second quarter of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment decreased to $3.4 million in the second quarter of 2020 compared to $4.6 million in the second quarter of 2019. The decrease was a result of lower employee related costs and food product costs in the second quarter of 2020 when compared to the second quarter of 2019 due to the decrease in net operating revenues as a result of the government mandated shut down.

Depreciation and amortization expense was approximately $0.7 million in the second quarter of 2020 compared to $0.6 million in the second quarter of 2019. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $1.9 million in the second quarter of 2020 compared to $2.4 million in the second quarter of 2019. The decrease was attributable to lower employee related costs and, to a lesser extent, a decrease in advertising costs.

Interest expense was approximately $0.3 million in the second quarter of 2020 compared to $0.2 million in the second quarter of 2019. The increase in interest expense is due to the higher average outstanding debt during the second quarter of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the three month periods ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.67% and 5.53%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.4 million, or $0.11 per share, in the second quarter of 2020 compared with net income attributable to Avalon Holdings Corporation common shareholders of approximately $0.5 million, or $0.12 per share, in the second quarter of 2019.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $9.1 million in the second quarter of 2020 compared with $12.9 million in the second quarter of 2019. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

During the second quarter of 2020, our waste disposal brokerage business experienced a decline in both continuous and project work due to government restrictions placed on its customers and related shutdowns as a result of the COVID-19 pandemic. The net operating revenues of the waste disposal brokerage and management services business decreased to $8.5 million in the second quarter of 2020 from $12.2 million in the second quarter of 2019. Net operating revenues relating to event work related to multiple projects decreased by approximately $2.1 million during the second quarter of 2020 when compared to the second quarter of 2019. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $3.3 million in the second quarter of 2020 compared with $5.4 million in the second quarter of 2019. In addition, continuous work of the waste disposal brokerage business decreased approximately $1.7 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $4.7 million in the second quarter of 2020 compared with $6.4 million in the second quarter of 2019. Net operating revenues related to managerial, consulting and clerical services were approximately $0.5 million in the second quarter of 2020 compared to $0.4 million in the second quarter of 2019. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in the second quarter of 2020 compared to $0.7 million in the second quarter of 2019. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order. Due to the suspension of the salt water injections wells, there were no operating revenues during the second quarter of 2020 and 2019.

Costs of operations related to the waste management segment decreased to $7.2 million in the second quarter of 2020 compared with $10.3 million in the second quarter of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the second quarter of 2020 compared to 20% in the second quarter of 2019. The increase in the overall gross margin percentage was attributable to the higher gross profit generated from both the continuous and event work projects during the second quarter of 2020.

Income before income taxes for the waste management services segment was approximately $0.8 million in the second quarter of 2020 compared to $1.2 million in the second quarter of 2019. Income before income taxes of the waste brokerage and management services business was approximately $0.7 million in the second quarter of 2020 compared to $1.2 million in the second quarter of 2019. The decreased income before income taxes was primarily attributable to lower revenues and associated decreased gross margin related to both continuous and event work during the second quarter of 2020 compared to the second quarter of 2019. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the second quarter of 2020 and 2019. During both the second quarter of 2020 and 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $4.0 million in the second quarter of 2020 compared to $5.5 million in the second quarter of 2019. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel that provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales decreased to approximately $1.4 million in the second quarter of 2020 compared to $2.3 million in the second quarter of 2019. Our restaurant operations generated significantly lower revenue as a result of the government mandated restrictions placed on in-house dining as a result of The Ohio Department of Health and The Pennsylvania Department of Health Director's Orders which temporarily closed all bars and restaurants to in-house patrons (collectively the “Orders”) in March 2020 as a result of the COVID-19 pandemic. In accordance with the Orders, the Company continued to provide take-out, but revenues related to these services were not significant. The Order also placed a limit on mass gatherings and large community events. Food and beverages sales related to banquets and conferences were minimal during the second quarter of 2020 as a result of these government mandated restrictions. In late May and June 2020, the states of Ohio and Pennsylvania allowed for both the reopening of dining rooms and limited gatherings under mandated restrictions.

Other net operating revenues related to the golf and related operations were approximately $2.6 million in the second quarter of 2020 compared to $3.2 million in the second quarter of 2019. Membership dues revenue was approximately $1.5 million in the second quarter of 2020 compared to $1.4 million in the second quarter of 2019. The increase in membership dues revenue is primarily attributable to the increase in the average number of members between periods. The average number of members during the second quarter of 2020 was 5,002 compared to 4,870 in the second quarter of 2019. Greens fees and associated cart rentals were approximately $0.6 million in both the second quarter of 2020 and 2019. Net operating revenues related to room rental was approximately $0.3 million in the second quarter of 2020 compared to $0.7 million in the second quarter of 2019. During the second quarter of 2020, the Company had significantly lower occupancy compared to the second quarter of 2019 due to customer cancellations of overnight stays in response to the COVID-19 pandemic. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities decreased to approximately $0.2 million in the second quarter of 2020 compared to $0.5 million in the second quarter of 2019 due to the March 2020 Orders requiring all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating in late May and early June 2020.

Cost of operations for the golf and related operations segment was $3.4 million in the second quarter of 2020 compared with $4.6 million in the second quarter of 2019. Cost of food, beverage and merchandise was approximately $0.6 million in the second quarter of 2020 compared to $1.0 million in the second quarter of 2019. The decrease in food, beverage and merchandise costs between periods is primarily attributable to the lower revenues. The cost of food, beverage and merchandise sales was approximately 41% of associated revenue in the second quarter of 2020 compared to 42% in the second quarter of 2019. Golf and related operations operating costs decreased to approximately $2.8 million in the second quarter of 2020 compared with $3.6 million in the second quarter of 2019. The decrease in operating costs between periods was directly attributable to the decreased business operations under the Orders.

The golf and related operations recorded a loss before income taxes of $0.2 million in the second quarter of 2020 compared with income before income taxes of $0.2 million in the second quarter of 2019. The change between periods was primarily a result of lower net operating revenues and associated gross profit generated in the second quarter of 2020 to cover the operation’s fixed costs.

General Corporate Expenses

General corporate expenses were $0.8 million in both the second quarter of 2020 and 2019.

Interest Expense

Interest expense was approximately $0.3 million in the second quarter of 2020 compared to $0.2 million in the second quarter of 2019. The increase in interest expense is due to the higher average outstanding debt during the second quarter of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the three month periods ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.67% and 5.53%, respectively.

Net Income ( Loss)

During the three months ended June 30, 2020 net loss attributable to Avalon Holdings Corporation common shareholders was $0.4 million compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.5 million for the three months ended June 30, 2019. Avalon recorded a state income tax provision in both the second quarter of 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six month of 2020 compared with the first six months of 2019

Overall Performance

Net operating revenues decreased to $27.5 million in the first six months of 2020 compared with $33.0 million in the first six months of 2019. This decrease was primarily due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $20.2 million in the first six months of 2020 compared with $24.3 million in the first six months of 2019. In addition, net operating revenues of the golf and related operations segment decreased in the first six months of 2020 compared to the first six months of 2019. Net operating revenues of the golf and related operations segment were approximately $7.3 million in the first six months of 2020 compared to $8.7 million in the first six months of 2019.

Costs of operations related to the waste management segment decreased to $16.1 million in the first six months of 2020 compared with $19.5 million in the first six months of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment decreased to $6.6 million in the first six months of 2020 compared to $7.6 million in the first six months of 2019. The decrease was a result of lower employee related costs and food product costs during the first six months of 2020 when compared to the first six months of 2019 due to the decrease in net operating revenues as a result of the government mandated shut down.

Depreciation and amortization expense was approximately $1.4 million in the first six months of 2020 compared to $1.2 million in the first six months of 2019. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $4.2 million in the first six months of 2020 compared to $4.6 million in the first six months of 2019. The decrease was attributable to lower employee related costs, legal and professional costs and advertising costs.

Interest expense was approximately $0.6 million in the first six months of 2020 compared to $0.4 million in the first six months of 2019. The increase in interest expense is due to the higher average outstanding debt during the first six months of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the six month periods ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.82% and 5.45%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.2 million, or $0.32 per share, in the first six months of 2020 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of approximately $0.2 million, or $0.04 per share, in the first six months of 2019.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $20.2 million in the first six months of 2020 compared with $24.3 million in the first six months of 2019.

During the first six months of 2020, our waste disposal brokerage business experienced a decline in both continuous and project work due to government restrictions placed on its customers and related shutdowns as a result of the COVID-19 pandemic. The net operating revenues of the waste disposal brokerage and management services business decreased to $19.0 million in the first six months of 2020 from $23.0 million in the first six months of 2019. Net operating revenues relating to event work related to multiple projects decreased by approximately $2.3 million during the first six months of 2020 when compared to the first six months of 2019. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $7.4 million in the first six months of 2020 compared with $9.7 million in the first six months of 2019. In addition, continuous work of the waste disposal brokerage business decreased approximately $1.9 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $10.8 million in the first six months of 2020 compared with $12.7 million in the first six months of 2019. Net operating revenues related to managerial, consulting and clerical services were approximately $0.8 million in the first six months of 2020 compared to $0.6 million in the first six months of 2019. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $1.2 million in the first six months of 2020 compared to $1.3 million in the first six months of 2019. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order. Due to the suspension of the salt water injections wells, there were no operating revenues during the first six months of 2020 and 2019.

Costs of operations related to the waste management segment decreased to $16.1 million in the first six months of 2020 compared with $19.5 million in the first six months of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in both the first six months of 2020 and 2019.

Income before income taxes for the waste management services segment was approximately $1.9 million in the first six months of 2020 compared to $2.2 million in the first six months of 2019. Income before income taxes of the waste brokerage and management services business was approximately $1.8 million in the first six months of 2020 compared to $2.1 million in the first six months of 2019. The decreased income before income taxes was primarily attributable to lower revenues and associated decreased gross margin related to both continuous and event work during the first six months of 2020 compared to the first six months of 2019. Income before income taxes of the captive landfill operations was approximately $0.1 million in the first six months of 2020 compared to $0.2 million in the first six months of 2019. During both the first six months of 2020 and 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $7.3 million in the first six months of 2020 compared to $8.7 million in the first six months of 2019.

Food, beverage and merchandise sales decreased to approximately $2.4 million in the first six months of 2020 compared to $3.4 million in the first six months of 2019. Our restaurant operations generated significantly lower revenue as a result of the government mandated restrictions placed on in-house dining as a result of The Ohio Department of Health and The Pennsylvania Department of Health Director's Orders which temporarily closed all bars and restaurants to in-house patrons in March 2020 as a result of the COVID-19 pandemic. In accordance with the Orders, the Company continued to provide take-out, but revenues related to these services were not significant. The Order also placed a limit on mass gatherings and large community events. Food and beverages sales related to banquets and conferences were significantly lower during the first six months of 2020 compared to the first six months of 2019 as a result of these government mandated restrictions. In late May and June 2020, the states of Ohio and Pennsylvania allowed for both the reopening of dining rooms and limited gatherings under mandated restrictions.

Other net operating revenues related to the golf and related operations were approximately $4.9 million in the first six months of 2020 compared to $5.3 million in the first six months of 2019. Membership dues revenue was approximately $3.0 million in the first six months of 2020 compared to $2.7 million in the first six months of 2019. The increase in membership dues revenue is primarily attributable to the increase in the average number of members between periods. The average number of members during the first six months of 2020 was 5,061 compared to 4,760 in the first six months of 2019. Net operating revenues related to room rental was approximately $0.6 million in the first six months of 2020 compared to $1.0 million in the first six months of 2019. During the first six months of 2020, the Company had significantly lower occupancy compared to the first six months of 2019 due to customer cancellations of overnight stays in response to the COVID-19 pandemic. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities decreased to approximately $0.6 million in the first six months of 2020 compared to $0.9 million in the first six months of 2019 due to the March 2020 Orders requiring all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating in late May and early June 2020. Greens fees and associated cart rentals were approximately $0.7 million in both the first six months of 2020 and 2019. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2020 and 2019.

Cost of operations for the golf and related operations segment was $6.6 million in the first six months of 2020 compared with $7.6 million in the first six months of 2019. Cost of food, beverage and merchandise was approximately $1.1 million in the first six months of 2020 compared to $1.5 million in the first six months of 2019. The decrease in food, beverage and merchandise costs between periods is attributable to the lower revenues partially offset by higher food product cost. The cost of food, beverage and merchandise sales was approximately 46% of associated revenue in the first six months of 2020 compared to 44% in the first six months of 2019. Golf and related operations operating costs decreased to approximately $5.5 million in the first six months of 2020 compared with $6.1 million in the first six months of 2019. The decrease in operating costs between periods was directly attributable to the decreased business operations under the Orders.

The golf and related operations recorded a loss before income taxes of $0.9 million in the first six months of 2020 compared with a loss before income taxes of $0.5 million in the first six months of 2019. The change between periods was primarily a result of lower net operating revenues and associated gross profit generated in the first six months of 2020 to cover the operations fixed costs.

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

General Corporate Expenses

General corporate expenses were $1.6 million in both the first six months of 2020 and 2019.

Interest Expense

Interest expense was approximately $0.6 million in the first six months of 2020 compared to $0.4 million in the first six months of 2019. The increase in interest expense is due to the higher average outstanding debt during the first six months of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the six month periods ended June 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.82% and 5.45%, respectively.

Net Loss

During the six months ended June 30, 2020 net loss attributable to Avalon Holdings Corporation common shareholders was $1.2 million compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.2 million for the six months ended June 30, 2019. Avalon recorded a state income tax provision in both the first six months of 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

Financial impact of COVID-19 pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. The duration of the outbreak and new information which continually emerges concerning the severity of the illness and its treatment still remains unclear. As a result, the federal and state governmental bodies have taken unprecedented measures to try and control the spread of the virus.

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

On March 19, 2020, the ODH issued a Director’s Order temporarily closing all salons and spas in the state of Ohio and also further limited the number of individuals for gatherings. On March 23, 2020, a “Stay at Home” order was issued by the ODH. The Stay at Home order stated that all individuals living within the State of Ohio are ordered to stay at home or at their place of residence. Under the order, individuals were only allowed to leave their home for essential activities including tasks related to their health and safety, obtaining necessary supplies and services and certain types of work. The Stay at Home Order required all non-essential businesses to cease operations. In March 2020 the Governor of the state of Pennsylvania issued a similar Stay at Home order. Under the order, all non-essential businesses were required to cease operations.

In accordance with the “Essential Critical Infrastructure Workforce” guidance issued by the U.S Department of Homeland Security, Cybersecurity & Infrastructure Agency (“CISA”) on March 19, 2020, the Company’s waste management services, restaurant carry-out, overnight lodging and outdoor golf courses remained in operation during the Order.

In late May and June 2020, the states of Ohio and Pennsylvania allowed the reopening of certain business operations that were temporarily closed under the Order. The Company’s dining rooms, fitness, athletic, pool, salon and spa services reopened under certain mandatory restrictions including mask protection for employees, decrease in occupancy and other measures to enforce social distancing.

The continued spread of COVID-19 and related governmental orders adversely impacted our operations and related financial results. Our restaurant operations generated significantly lower revenue as a result of the government mandated restrictions that were placed on in-house dining. Food and beverages sales related to banquets and conferences were minimal during the second quarter of 2020 as a result of government mandated restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations with some re-bookings in the third and fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the mandate. In addition, our waste management brokerage business has experienced a decline in both continuous and project work due to government restrictions placed on its customers and associated shutdowns.

As government restrictions are reduced or lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During the mandated shut-down, the Company engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company began the process of rehiring employees in late May to meet business needs as the government restrictions on certain of our business operations were reduced or lifted. Governmental bodies may impose additional restrictions, which could include additional shutdowns, to stop the spread of infection.  These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8 week period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal monthly installments commencing after the forgiveness period. The Program was subsequently amended to allow the borrower to use an extended forgiveness period of 24 weeks beginning on the date the proceeds were received on the loan and to extend the repayment period to 54 months commencing after the 24 week forgiveness period.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company is currently utilizing the loan proceeds under the 24 week loan forgiveness period in accordance with Program’s guidelines. When the debt is forgiven in accordance with the Program, any amount that is forgiven will be recognized as a gain on debt extinguishment. The Company will repay amounts that are not forgiven or utilized.

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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the full impact of these provisions and recent IRS guidance, and we expect that it will not have a material impact on the Company’s financial position or results of operations.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2020, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

Avalon’s golf course operations, The Grand Resort and multipurpose recreation center currently hold liquor licenses for their respective facilities. If, for some reason, any one of these facilities were to lose their liquor license, the financial performance of the golf and related operations would be adversely affected.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2020, the interest rate on the Line of Credit Agreement was 3.50%. No amounts were outstanding under the Line of Credit Agreement at June 30, 2020.

Borrowings under the Paycheck Protection Program that are not forgiven convert to a loan bearing interest at a fixed rate of 1.00% payable in 18 equal monthly installments commencing after the forgiveness period.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 6, 2020, Avalon reported that on August 5, 2020 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank (formerly Home Savings Bank) to extend the maturity date of May 31, 2021 to July 31, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 7, 2020	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)