Form 10-Q
period 2020-09-30
AVALON HOLDINGS CORP
filed 2020-11-12
CIK 1061069

2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The registrant had 3,263,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 6, 2020.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net operating revenues:
Waste management services	$9,326	$11,572	$29,547	$35,908
Food, beverage and merchandise sales	2,851	2,587	5,247	6,027
Other golf and related operations	4,448	3,859	9,301	9,116
Total golf and related operations	7,299	6,446	14,548	15,143
Total net operating revenues	16,625	18,018	44,095	51,051

Costs and expenses:
Waste management services operating costs	7,393	9,229	23,473	28,773
Cost of food, beverage and merchandise	1,092	1,169	2,184	2,683
Golf and related operations operating costs	4,270	4,266	9,777	10,361
Depreciation and amortization expense	741	630	2,152	1,848
Selling, general and administrative expenses	2,110	2,379	6,269	6,990
Operating income	1,019	345	240	396

Other income (expense):
Interest expense	(302)	(222)	(913)	(600)
Other income, net	83	41	264	257
Income (loss) before income taxes	800	164	(409)	53

Provision for income taxes	27	38	95	135
Net income (loss)	773	126	(504)	(82)

Less net loss attributable to non-controlling interest in subsidiary	(8)	(18)	(37)	(67)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$781	$144	$(467)	$(15)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.20	$0.04	$(0.12)	$(0.00)
Diluted net income (loss) per share	$0.20	$0.04	$(0.12)	$(0.00)

Weighted average shares outstanding - basic	3,875	3,875	3,875	3,875
Weighted average shares outstanding - diluted	3,875	3,893	3,875	3,875

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$4,667	$1,446
Accounts receivable, less allowance for doubtful accounts of $276 at September 30, 2020 and $275 at December 31, 2019	8,679	12,009
Unbilled membership dues receivable	866	602
Inventories	1,034	813
Prepaid expenses	810	725
Other current assets	15	15
Total current assets	16,071	15,610

Property and equipment, net	50,473	48,978
Property and equipment under finance leases, net	5,913	5,878
Operating lease right-of-use assets	1,280	1,466
Restricted cash	4,246	7,185
Noncurrent deferred tax asset	8	8
Other assets, net	36	39
Total assets	$78,027	$79,164

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$2,622	$1,015
Current portion of obligations under finance leases	343	295
Current portion of obligations under operating leases	533	513
Accounts payable	8,094	11,719
Accrued payroll and other compensation	956	961
Accrued income taxes	46	93
Other accrued taxes	362	434
Deferred membership dues revenue	4,041	3,153
Other liabilities and accrued expenses	1,125	839
Total current liabilities	18,122	19,022

Long-term debt, net of current portion	21,972	21,570
Obligations under finance leases, net of current portion	622	555
Obligations under operating leases, net of current portion	747	953
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,151	59,147
Accumulated deficit	(22,623)	(22,156)
Total Avalon Holdings Corporation Shareholders' Equity	36,567	37,030
Non-controlling interest in subsidiary	(103)	(66)
Total equity	36,464	36,964
Total liabilities and equity	$78,027	$79,164

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2020
							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2020	3,263,647	611,784	$33	$6	$59,150	$(23,404)	$35,785	$(95)	$35,690

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	781	781	(8)	773

Balance at September 30, 2020	3,263,647	611,784	$33	$6	$59,151	$(22,623)	$36,567	$(103)	$36,464

	For the Three Months Ended September 30, 2019
							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2019	3,263,647	611,784	$33	$6	$59,144	$(21,860)	$37,323	$(35)	$37,288

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	144	144	(18)	126

Balance at September 30, 2019	3,263,647	611,784	$33	$6	$59,145	$(21,716)	$37,468	$(53)	$37,415

 See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2020
							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2020	3,263,647	611,784	$33	$6	$59,147	$(22,156)	$37,030	$(66)	$36,964

Stock options - compensation costs	-	-	-	-	4	-	4	-	4

Net loss	-	-	-	-	-	(467)	(467)	(37)	(504)

Balance at September 30, 2020	3,263,647	611,784	$33	$6	$59,151	$(22,623)	$36,567	$(103)	$36,464

	For the Nine Months Ended September 30, 2019
							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2019	3,263,647	611,784	$33	$6	$59,141	$(21,701)	$37,479	$14	$37,493

Stock options - compensation costs	-	-	-	-	4	-	4	-	4

Net loss	-	-	-	-	-	(15)	(15)	(67)	(82)

Balance at September 30, 2019	3,263,647	611,784	$33	$6	$59,145	$(21,716)	$37,468	$(53)	$37,415

 See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(504)	$(82)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	2,152	1,848
Amortization of debt issuance costs	31	25
Compensation costs - stock options	4	4
Provision for losses on accounts receivable	23	27
(Gain) loss from disposal of equipment	3	(45)
Change in operating assets and liabilities, net of effect of acquisition
Accounts receivable	3,307	1,175
Unbilled membership dues receivable	(264)	(299)
Inventories	(221)	(33)
Prepaid expenses	(85)	(124)
Other assets	3	(6)
Accounts payable	(3,712)	(667)
Accrued payroll and other compensation	(5)	152
Accrued income taxes	(47)	22
Other accrued taxes	(72)	(47)
Deferred membership dues revenue	888	955
Other liabilities and accrued expenses	286	194
Net cash provided by operating activities	1,787	3,099

Cash flows from investing activities:
Capital expenditures	(3,207)	(5,689)
Payments related to acquisition of New Castle Country Club	-	(90)
Proceeds from disposal of vehicle	-	45
Net cash used in investing activities	(3,207)	(5,734)

Cash flows from financing activities:
Proceeds under term loan facility	-	3,000
Proceeds under Paycheck Protection Program	2,765	-
Payments of debt issuance costs	-	(47)
Principal payments on term loan facilities	(787)	(533)
Borrowings under line of credit facility	-	575
Repayment under line of credit facility	-	(134)
Principal payments on finance lease obligations	(276)	(192)
Net cash provided by financing activities	1,702	2,669

Increase in cash, cash equivalents and restricted cash	282	34
Cash, cash equivalents and restricted cash at beginning of period	8,631	1,908
Cash, cash equivalents and restricted cash at end of period	$8,913	$1,942

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$87	$743
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$266	$1,807
Finance lease obligations incurred	$391	$33
Acquisition of New Castle Country Club real property in exchange for assumption of outstanding debt	$-	$787

Cash paid during the period for interest	$873	$556
Cash paid during the period for income taxes	$142	$113

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2020, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

The coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") has adversely impacted our financial position, results of operations, and cash flows for the first nine months of 2020. The unaudited Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods presented. Due to the ongoing uncertainty, we cannot predict the future impact that COVID-19 may have on our financial condition, results of operations or cash flows.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$4,667	$1,446
Restricted cash	4,246	7,185
Cash, cash equivalents and restricted cash	$8,913	$8,631

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020 and 2019, the net operating revenues related to waste management services represented approximately 56% and 64%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2020 and 2019, the net operating revenues related to waste management services represented approximately 67% and 70%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2020 and 2019, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

For the three months ended September 30, 2020 and 2019, the net operating revenues related to the golf and related operations represented approximately 44% and 36%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2020 and 2019, the net operating revenues related to the golf and related operations represented approximately 33% and 30%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2020 and 2019, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Waste management and brokerage services	$8,792	$10,867	$27,818	$33,853
Captive landfill management operations	534	705	1,729	2,055
Total waste management services revenues	9,326	11,572	29,547	35,908
Food, beverage and merchandise sales	2,851	2,587	5,247	6,027
Membership dues revenue	1,522	1,474	4,540	4,220
Room rental revenue	1,132	814	1,725	1,808
Greens fees and cart rental revenue	1,332	1,098	1,998	1,755
Other revenue	462	473	1,038	1,333
Total golf and related operations revenue	7,299	6,446	14,548	15,143
Total net operating revenues	$16,625	$18,018	$44,095	$51,051

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2020 and December 31, 2019, accounts receivable, net, related to our waste management services segment were approximately $7.4 million and $11.0 million, respectively. At September 30, 2020, one customer of the waste management services segment accounted for 12% of Avalon’s waste management services segment’s receivables and 10% of the consolidated receivables. At December 31, 2019 one customer accounted for approximately 14% of the waste management services segment’s receivables and 13% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.3 million at September 30, 2020 and $1.0 million at December 31, 2019. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at September 30, 2020 or December 31, 2019.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts, or to income, as appropriate under the circumstances. Allowance for doubtful accounts was approximately $0.3 million at both September 30, 2020 and December 31, 2019.

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

The following table presents changes in our allowance for doubtful accounts during the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Provision	Write-offs
	Balance at	for Doubtful	less	Balance at
	Beginning of Period	Accounts	Recoveries	End of Period
Allowance for doubtful accounts
Three months ended September 30, 2020	$271	$9	$(4)	$276
Three months ended September 30, 2019	$267	$9	$(3)	$273

Nine months ended September 30, 2020	$275	$23	$(22)	$276
Nine months ended September 30, 2019	$255	$27	$(9)	$273

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.9 million at September 30, 2020 and $0.6 million at December 31, 2019.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2020	$1,109	$305	$(548)	$866
Three months ended September 30, 2019	$1,101	$284	$(532)	$853

Nine months ended September 30, 2020	$602	$1,950	$(1,686)	$866
Nine months ended September 30, 2019	$554	$1,813	$(1,514)	$853

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 were $4.0 million and $3.2 million, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.6 million at both September 30, 2020 and December 31, 2019.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2020	$4,776	$787	$(1,522)	$4,041
Three months ended September 30, 2019	$4,497	$831	$(1,474)	$3,854

Nine months ended September 30, 2020	$3,153	$5,428	$(4,540)	$4,041
Nine months ended September 30, 2019	$2,899	$5,175	$(4,220)	$3,854

Customer advance deposits
Three months ended September 30, 2020	$652	$261	$(301)	$612
Three months ended September 30, 2019	$556	$438	$(487)	$507

Nine months ended September 30, 2020	$553	$656	$(597)	$612
Nine months ended September 30, 2019	$453	$1,100	$(1,046)	$507

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

Property and equipment at September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Land and land improvements	$15,146	$14,823
Buildings and improvements	46,937	44,596
Machinery and equipment	5,287	5,005
Office furniture and fixtures	7,926	7,234
Vehicles	499	499
Construction in progress	169	581
	75,964	72,738
Less accumulated depreciation and amortization	(25,491)	(23,760)
Property and equipment, net	$50,473	$48,978

At September 30, 2020, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2020 and 2019, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. On January 1, 2019, as a result of the adopted ASU 2016-02, the Company recorded a ROU asset and related lease liability of approximately $1.7 million. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 2.7 years at September 30, 2020.

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

During the first nine months of 2020, the Company entered into a new operating lease agreement for hotel furniture. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $266,000.

Leased property and associated obligations under operating leases at September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Operating lease right-of-use assets	$1,280	$1,466

Current portion of obligations under operating leases	$533	$513
Long-term portion of obligations under operating leases	747	953
Total obligations under operating leases	$1,280	$1,466

The weighted average discount rate on operating leases was 4.96% at September 30, 2020 and 5.01% at December 31, 2019.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2020 there were approximately 33.1 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2020, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.1 years at September 30, 2020.

Leased property and associated obligations under finance leases at September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leased property under finance leases	$12,209	$11,758
Less accumulated amortization	(6,296)	(5,880)
Leased property under finace leases, net	$5,913	$5,878

Current portion of obligations under finance leases	$343	$295
Long-term portion of obligations under finance leases	622	555
Total obligations under finance leases	$965	$850

The weighted average discount rate on finance leases was 4.7% at September 30, 2020 and 5.2% at December 31, 2019.

For the three and nine months ended September 30, 2020 and 2019, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost:
Rental expense	$235	$298	$520	$586

Finance lease cost:
Depreciation expense	$148	$124	$416	$376
Interest expense	9	11	30	33
Total finance lease cost	$157	$135	$446	$409

Future commitments under long-term, operating and finance leases at September 30, 2020 are as follows (in thousands):

	Finance	Operating	Total
2021	$385	$586	$971
2022	207	432	639
2023	132	265	397
2024	107	91	198
2025	55	3	58
Thereafter	420	-	420
Total lease payments	1,306	1,377	2,683
Less imputed interest	341	97	438
Total	965	1,280	2,245
Less: current portion of obligations under leases	343	533	876
Long-term portion of obligations under leases	$622	$747	$1,369

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2020 and 2019, the weighted average number of common shares outstanding was 3,875,431.

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

For the three months ended September 30, 2020, the diluted per share amount reported is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding. For the nine months ended September 30, 2020, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the diluted per share amount is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding.

For the three months ended September 30, 2019, the diluted weighted average number of shares outstanding was 3,892,948. For the nine months ended September 30, 2019, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the nine months ended September 30, 2019 was 3,909,706.

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

At closing, $10.3 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated December 20, 2016 (“2016 Term Loan Agreement”), $2.9 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated March 29, 2019 (“2019 Term Loan Agreement”), $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement with Premier Bank (formerly Home Savings Bank), dated May 31, 2018, as amended, $0.6 million of the proceeds were used to pay off amounts outstanding under our commercial mortgage agreement with Mercer County State Bank, dated May 13, 2019 (“Commercial Mortgage”) and $0.3 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account. At September 30, 2020 and December 31, 2019, loan proceeds of $4.2 million and $7.2 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year commencing December 31, 2020. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at September 30, 2020 and December 31, 2019.

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

At December 20, 2019, the outstanding balance of $1.7 million under the Line of Credit Agreement was paid down with a portion of the proceeds from the New Term Loan Agreement. No amounts were drawn under the Line of Credit Agreement at September 30, 2020 and December 31, 2019. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2020, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2020 and December 31, 2019.

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

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the loan proceeds under the 24 week loan forgiveness period and subsequently applied for forgiveness in accordance with the Program’s guidelines. The Company is accounting for the loans in accordance with Accounting Standards Codification (“ASC”) 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. When the debt is forgiven in accordance with the Program, any amount that is forgiven will be recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment. The Company will repay amounts that are not forgiven.

During the three months ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.57% and 5.53%, respectively. During the nine months ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.74% and 5.48%, respectively.

Obligations under the Company’s debt agreements at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$22,213	$(384)	$21,829
Paycheck Protection Program Loans	2,765	-	2,765
Total	24,978	(384)	24,594
Less current portion	2,664	(42)	2,622
Long-term debt	$22,314	$(342)	$21,972

	December 31, 2019
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$23,000	$(415)	$22,585
Less current portion	1,057	(42)	1,015
Long-term debt	$21,943	$(373)	$21,570

At September 30, 2020, future maturities of long-term debt are as follows (in thousands):

2021	$2,664
2022	2,351
2023	1,212
2024	1,274
2025	1,339
Thereafter	16,138
Total	$24,978

Note 10. Income Taxes

During the three months ended September 30, 2020 and 2019, net income attributable to Avalon Holdings Corporation shareholders was $0.8 million and $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, net loss attributable to Avalon Holdings Corporation shareholders was $0.5 million and less than $0.1 million, respectively. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At September 30, 2020, options to purchase 280,000 shares have been granted under the 2009 Plan. Of these, 12,000 shares have been exercised, and options for 268,000 shares remain outstanding. In March 2020, unexercised options to purchase 420,000 shares previously granted under the 2009 Plan expired as the options were not exercised within ten years after the grant date.

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

The following table is a summary of the stock option activity during 2020:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2020	688,000	2.52	1.00
Options granted	-	-	-
Options exercised	-	-	-
Options expired	(420,000)	2.48	1.02
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2020	268,000	$2.58	$0.97
Options Vested	250,000	$2.64	$1.02
Exercisable at September 30, 2020	214,000	$2.77	$1.11

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were approximately $1,000 for both the three months ended September 30, 2020 and 2019, and $4,000 for both the nine months ended September 30, 2020 and 2019, based upon the estimated grant date fair value calculations. As of September 30, 2020, there was approximately $14,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.67 years.

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

For both the nine months ended September 30, 2020 and 2019, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2019 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net operating revenues from:
Waste management services:
External customer revenues	$9,326	$11,572	$29,547	$35,908
Intersegment revenues	-	-	-	-
Total waste management services	9,326	11,572	29,547	35,908

Golf and related operations:
External customer revenues	7,299	6,446	14,548	15,143
Intersegment revenues	7	10	37	45
Total golf and related operations	7,306	6,456	14,585	15,188

Segment operating revenues	16,632	18,028	44,132	51,096
Intersegment eliminations	(7)	(10)	(37)	(45)
Total net operating revenues	$16,625	$18,018	$44,095	$51,051

Income (loss) before income taxes:
Waste management services	$855	$1,074	$2,710	$3,295
Golf and related operations	1,018	100	101	(363)
Segment income before income taxes	1,873	1,174	2,811	2,932
Corporate interest expense	(293)	(203)	(883)	(551)
Corporate other income, net	9	3	22	51
General corporate expenses	(789)	(810)	(2,359)	(2,379)
Income (loss) before income taxes	$800	$164	$(409)	$53

	September 30,	December 31,
	2020	2019
Identifiable assets:
Waste management services	$29,787	$31,574
Golf and related operations	57,669	55,369
Corporate	59,693	58,638
Subtotal	147,149	145,581
Elimination of intersegment receivables	(69,122)	(66,417)
Total	$78,027	$79,164

In comparing the total assets at September 30, 2020 with those at December 31, 2019, the decrease in the total assets of the waste management services segment of $1.8 million is primarily a result of a decrease in accounts receivable partially offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.3 million was primarily due to an increase in accounts receivable and capital expenditures related to the expansion of The Grand Resort partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $1.1 million is primarily due to an increase in operating cash and cash equivalents and intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in restricted cash utilized for the expansion of The Grand Resort.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2020 and December 31, 2019, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

On September 12, 2018, the Company appealed the Ohio 10th District Court of Appeals decision to the Supreme Court of Ohio. On November 21, 2018, the Company received notice from the Supreme Court of Ohio that the court would not accept for review the Company’s appeal of the Ohio 10th District Court of Appeals decision on the Division of Oil and Gas Resources Management’s appeal of the Franklin County Court of Common Pleas February 21, 2017 entry allowing restart of the Company’s AWMS Water Solutions, LLC #2 salt water injection well.

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

Concurrently with the filing of the appeal with the Franklin County Court of Common Pleas, the Company filed a writ of mandamus in the 10th District Court of Appeals on August 30, 2019 to compel the chief of the Division to issue restart orders, or alternative orders that would allow the Company to either restart the AWMS #2 well, or appeal said orders to the Oil and Gas Commission in accordance with Ohio Law.  On October 6, 2020 and in response to a motion from the Division, the Court dismissed this complaint for writ of mandamus.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well.  The decision was appealed to the Supreme Court of Ohio on April 5, 2019.  Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company.  The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded back to that court for a trial on the merits.  The Company is currently preparing for that trial.

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

During 2020, the governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. During the Stay at Home order, our restaurant operations generated significantly lower revenue as a result of the restrictions that were placed on in-house dining. Our restaurant revenue increased during the third quarter of 2020 as certain restrictions on in-house dining were reduced or lifted. Food and beverages sales related to banquets and conferences were significantly lower during the second and third quarter of 2020 as a result of restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations during the Stay at Home Order with some subsequent re-bookings that occurred in the third quarter of 2020 and into the fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the Stay at Home Order. In addition, our waste management brokerage business has experienced a decline in both continuous and project work due to government restrictions placed on its customers and associated shutdowns.

As government restrictions are reduced or lifted, we may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During the mandated shut-down, the Company engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company began the process of rehiring employees in late May to meet business needs as the government restrictions on certain of our business operations were reduced or lifted. Governmental bodies may impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2020, Avalon utilized existing cash, cash provided by operations and cash proceeds received under the Paycheck Protection Program to meet operating needs and make required monthly payments on our term loan facility. Cash in our project fund account was utilized to fund capital expenditures which included the continued renovation of The Grand Resort as further described below.

Financial Impact of COVID-19 Pandemic

During 2020, the governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. During the Stay at Home order, our restaurant operations generated significantly lower revenue as a result of the restrictions that were placed on in-house dining. Our restaurant revenue increased during the third quarter of 2020 as certain restrictions on in-house dining were reduced or lifted. Food and beverages sales related to banquets and conferences were significantly lower during the second and third quarter of 2020 as a result of restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations during the Stay at Home Order with some subsequent re-bookings that occurred in the third quarter of 2020 and into the fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the Stay at Home Order. In addition, our waste management brokerage business has experienced a decline in both continuous and project work due to government restrictions placed on its customers and associated shutdowns.

As government restrictions are reduced or lifted, we may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During the mandated shut-down, the Company engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company began the process of rehiring employees in late May to meet business needs as the government restrictions on certain of our business operations were reduced or lifted. Governmental bodies may impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the loan proceeds under the 24 week loan forgiveness period and subsequently applied for forgiveness in accordance with the Program’s guidelines. When the debt is forgiven in accordance with the Program, any amount that is forgiven will be recognized as a gain on debt extinguishment. The Company will repay amounts that are not forgiven.

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

Capital Expenditures

During the nine months ended September 30, 2020, Avalon incurred capital expenditures of $3.7 million of which $3.2 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort. In addition, approximately $0.4 million of such expenditures related to golf course maintenance equipment acquired under new finance lease agreements. During the nine months ended September 30, 2019, Avalon incurred capital expenditures of $6.4 million of which $5.7 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort and, to a lesser extent, the renovation of the Avalon Athletic Club at Boardman. In 2020 and 2019, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, salon and spa, outdoor resort pool and Roman Bath. Avalon’s aggregate capital expenditures in 2020 are expected to be in the range of $4.5 million to $5.0 million, funded with cash from our project fund account. Capital expenditures principally relate to the continued renovation and expansion of The Grand Resort, building improvements and equipment purchases.

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

At closing, $10.3 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated December 20, 2016 (“2016 Term Loan Agreement”), $2.9 million of the proceeds were used to pay off and refinance amounts outstanding under our term loan agreement with Laurel Capital Corporation, dated March 29, 2019 (“2019 Term Loan Agreement”), $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement with Premier Bank (formerly Home Savings Bank), dated May 31, 2018, as amended, $0.6 million of the proceeds were used to pay off amounts outstanding under our commercial mortgage agreement with Mercer County State Bank, dated May 13, 2019 (“Commercial Mortgage”) and $0.3 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account. At September 30, 2020 and December 31, 2019, loan proceeds of $4.2 and $7.2 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year commencing December 31, 2020. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at September 30, 2020 and December 31, 2019.

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

At December 20, 2019, the outstanding balance of $1.7 million under the Line of Credit Agreement was paid down with a portion of the proceeds from the New Term Loan Agreement. No amounts were drawn under the Line of Credit Agreement at September 30, 2020 and December 31, 2019. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2020, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2020 and December 31, 2019.

During the three months ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.57% and 5.53%, respectively. During the nine months ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.74% and 5.48%, respectively.

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

Working Capital

At September 30, 2020 and December 31, 2019, there was a working capital deficit of approximately $2.1 million and $3.4 million, respectively. Working capital was primarily positively impacted by an increase in cash and cash equivalents, unbilled membership dues receivable, inventory and a decrease in accounts payable. This increase was partially offset by a decrease in accounts receivable and an increase in deferred membership dues revenue and the current portion of the Payroll Protection Program loan.

Accounts receivable decreased to $8.7 million at September 30, 2020 compared with $12.0 million at December 31, 2019. The decrease was primarily the result of decreased sales related to the waste management services segment in the third quarter of 2020 compared with the fourth quarter of 2019 and the timing of receipt on those associated receivables. Net operating revenues related to the waste management segment were $9.3 million in the third quarter of 2020 compared with $12.8 million in the fourth quarter of 2019. This decrease was partially offset by an increase in accounts receivable related to the golf and related operations segment due to the timing of annual membership renewals.

Accounts payable was $8.1 million at September 30, 2020 compared to $11.7 million at December 31, 2019. The decrease in accounts payable was primarily due to a decrease in amounts due to disposal facilities and transportation carriers of the waste management services associated with the decrease in the net operating revenues in the third quarter of 2020 compared to the fourth quarter of 2019 and the associated timing of those vendor payments in the ordinary course of business. Accounts payable also decreased, to a lesser extent, by a decrease in unpaid construction invoices related to the golf and related operations segment at September 30, 2020 compared to December 31, 2019.

Deferred revenue relating to membership dues was approximately $4.0 million at September 30, 2020 compared to $3.2 million at December 31, 2019. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals partially offset by a slight decrease in members at September 30, 2020. The number of members at September 30, 2020 was 4,931 compared to 5,051 at December 31, 2019.

Management believes that anticipated cash provided from future operations will be sufficient to meet operating requirements and make required monthly payments under our term loan facility. Depending on the continued duration the COVID-19 pandemic may have on our business, if business conditions warrant additional monies needed to fund operating requirements, Avalon will take all available actions including borrowing from our existing line of credit.

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

Performance in the third quarter of 2020 compared with the third quarter of 2019

Overall Performance

Net operating revenues decreased to $16.6 million in the third quarter of 2020 compared with $18.0 million in the third quarter of 2019. This decrease was primarily due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $9.3 million in the third quarter of 2020 compared with $11.6 million in the third quarter of 2019. The decrease in net operating revenues of the waste management services segment was partially offset by an increase in net operating revenues of the golf and related operations segment. Net operating revenues of the golf and related operations segment were approximately $7.3 million in the third quarter of 2020 compared to $6.4 million in the third quarter of 2019.

Costs of operations related to the waste management segment decreased to $7.4 million in the third quarter of 2020 compared with $9.2 million in the third quarter of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment was approximately $5.4 million in both the third quarter of 2020 and 2019.

Depreciation and amortization expense was approximately $0.7 million in the third quarter of 2020 compared to $0.6 million in the third quarter of 2019. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $2.1 million in the third quarter of 2020 compared to $2.4 million in the third quarter of 2019. The decrease was primarily attributable to lower employee related costs, legal and professional costs and advertising costs.

Interest expense was approximately $0.3 million in the third quarter of 2020 compared to $0.2 million in the third quarter of 2019. The increase in interest expense is due to the higher average outstanding debt during the third quarter of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the three month periods ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.57% and 5.53%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.20 per share, in the third quarter of 2020 compared with net income attributable to Avalon Holdings Corporation common shareholders of approximately $0.1 million, or $0.04 per share, in the third quarter of 2019.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $9.3 million in the third quarter of 2020 compared with $11.6 million in the third quarter of 2019. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

During the third quarter of 2020, our waste disposal brokerage business experienced a decline in both continuous and event work due to government restrictions placed on its customers and related shutdowns as a result of the COVID-19 pandemic. The net operating revenues of the waste disposal brokerage and management services business decreased to $8.8 million in the third quarter of 2020 from $10.9 million in the third quarter of 2019. Net operating revenues related to continuous work of the waste disposal brokerage business decreased approximately $1.3 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $5.0 million in the third quarter of 2020 compared with $6.3 million in the third quarter of 2019. In addition, net operating revenues from event work related to multiple projects decreased by approximately $0.8 million during the third quarter of 2020 when compared to the third quarter of 2019. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $3.7 million in the third quarter of 2020 compared with $4.5 million in the third quarter of 2019. Net operating revenues related to managerial, consulting and clerical services were approximately $0.1 million in the third quarter of 2020 and 2019. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $0.5 million in the third quarter of 2020 compared to $0.7 million in the third quarter of 2019. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management segment decreased to $7.4 million in the third quarter of 2020 compared with $9.2 million in the third quarter of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the third quarter of 2020 compared to 20% in the third quarter of 2019. The increase in the overall gross margin percentage was attributable to the higher gross profit generated from continuous work during the third quarter of 2020.

Income before income taxes for the waste management services segment was approximately $0.9 million in the third quarter of 2020 compared to $1.1 million in the third quarter of 2019. Income before income taxes of the waste brokerage and management services business was approximately $0.8 million in the third quarter of 2020 compared to $1.0 million in the third quarter of 2019. The decreased income before income taxes was primarily attributable to lower revenues during the third quarter of 2020 compared to the third quarter of 2019. Income before income taxes of the captive landfill operations was approximately $0.1 million in both the third quarter of 2020 and 2019. During both the third quarter of 2020 and 2019 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $7.3 million in the third quarter of 2020 compared to $6.4 million in the third quarter of 2019. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel that provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $2.9 million in the third quarter of 2020 compared to $2.6 million in the third quarter of 2019. The increase was primarily due to an increase in food and beverage revenue generated from the new bars and restaurant at The Grand Resort.

Other net operating revenues related to the golf and related operations were approximately $4.4 million in the third quarter of 2020 compared to $3.8 million in the third quarter of 2019. Membership dues revenue was approximately $1.5 million in both the third quarter of 2020 and 2019. Greens fees and associated cart rentals were approximately $1.3 million in the third quarter of 2020 compared to $1.1 million in the third quarter of 2019. The increase in greens fees and associated cart rental net operating revenues was due to an increase in rounds played during the third quarter of 2020 compared to the third quarter of 2019. Net operating revenues related to room rental was approximately $1.1 million in the third quarter of 2020 compared to $0.8 million in the third quarter of 2019. The increase in room rental revenue was due to an increase in the average room rate which was slightly offset by a decrease in occupancy during the period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities was approximately $0.5 million in the third quarter of 2020 compared to $0.4 million in the third quarter of 2019.

Cost of operations for the golf and related operations segment was $5.4 million in both the third quarter of 2020 and 2019. Cost of food, beverage and merchandise was approximately $1.1 million in the third quarter of 2020 compared to $1.2 million in the third quarter of 2019. The decrease in food, beverage and merchandise costs between periods is primarily attributable to the lower product cost. The cost of food, beverage and merchandise sales was approximately 38% of associated revenue in the third quarter of 2020 compared to 45% in the third quarter of 2019. Golf and related operations operating costs increased to approximately $4.3 million in the third quarter of 2020 compared with $4.2 million in the third quarter of 2019. The increase in operating costs between periods, primarily employee related costs, was directly attributable to the increased business operations.

Income before income taxes for the golf and related operations was approximately $1.0 million in the third quarter of 2020 compared with $0.1 million in the third quarter of 2019. The change between periods was primarily a result of higher net operating revenues and associated gross profit generated in the third quarter of 2020.

General Corporate Expenses

General corporate expenses were $0.8 million in both the third quarter of 2020 and 2019.

Interest Expense

Interest expense was approximately $0.3 million in the third quarter of 2020 compared to $0.2 million in the third quarter of 2019. The increase in interest expense is due to the higher average outstanding debt during the third quarter of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the three month periods ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.57% and 5.53%, respectively.

Net Income

During the three months ended September 30, 2020 net income attributable to Avalon Holdings Corporation common shareholders was $0.8 million compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.1 million for the three months ended September 30, 2019. Avalon recorded a state income tax provision in both the third quarter of 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2020 compared with the first nine months of 2019

Overall Performance

Net operating revenues decreased to $44.1 million in the first nine months of 2020 compared with $51.0 million in the first nine months of 2019. This decrease was primarily due to a decrease in net operating revenues of the waste management services segment. Net operating revenues of the waste management services segment were $29.5 million in the first nine months of 2020 compared with $35.9 million in the first nine months of 2019. In addition, net operating revenues of the golf and related operations segment decreased in the first nine months of 2020 compared to the first nine months of 2019. Net operating revenues of the golf and related operations segment were approximately $14.6 million in the first nine months of 2020 compared to $15.1 million in the first nine months of 2019.

Costs of operations related to the waste management segment decreased to $23.5 million in the first nine months of 2020 compared with $28.8 million in the first nine months of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. Cost of operations related to the golf and related operations segment decreased to $12.0 million in the first nine months of 2020 compared to $13.0 million in the first nine months of 2019. The decrease was a result of lower employee related costs and food and beverage product costs during the first nine months of 2020 when compared to the first nine months of 2019 due to the decrease in net operating revenues as a result of the government mandated shut downs associated with the COVID-19 pandemic.

Depreciation and amortization expense was approximately $2.2 million in the first nine months of 2020 compared to $1.8 million in the first nine months of 2019. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $6.3 million in the first nine months of 2020 compared to $7.0 million in the first nine months of 2019. The decrease was attributable to lower employee related costs, legal and professional costs and advertising costs.

Interest expense was approximately $0.9 million in the first nine months of 2020 compared to $0.6 million in the first nine months of 2019. The increase in interest expense is due to the higher average outstanding debt during the first nine months of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the nine month periods ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.74% and 5.48%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.5 million, or $0.12 per share, in the first nine months of 2020 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of less than $0.1 million, or $0.00 per share, in the first nine months of 2019.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $29.5 million in the first nine months of 2020 compared with $35.9 million in the first nine months of 2019.

During the first nine months of 2020, our waste disposal brokerage business experienced a decline in both continuous and event work due to government restrictions placed on its customers and related shutdowns as a result of the COVID-19 pandemic. The net operating revenues of the waste disposal brokerage and management services business decreased to $27.8 million in the first nine months of 2020 from $33.9 million in the first nine months of 2019. Net operating revenues from event work related to multiple projects decreased by approximately $3.1 million during the first nine months of 2020 when compared to the first nine months of 2019. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenues related to event work were approximately $11.1 million in the first nine months of 2020 compared with $14.2 million in the first nine months of 2019. In addition, continuous work of the waste disposal brokerage business decreased approximately $3.2 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $15.8 million in the first nine months of 2020 compared with $19.0 million in the first nine months of 2019. Net operating revenues related to managerial, consulting and clerical services were approximately $0.9 million in the first nine months of 2020 compared to $0.7 million in the first nine months of 2019. Net operating revenue relating to managerial, consulting and clerical services, which is performed for one customer, is entirely dependent on that customer’s needs.

The net operating revenues of the captive landfill management operations were approximately $1.7 million in the first nine months of 2020 compared to $2.0 million in the first nine months of 2019. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management segment decreased to $23.5 million in the first nine months of 2020 compared with $28.8 million in the first nine months of 2019. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first nine months of 2020 compared to 20% in the first nine months of 2019. The increase in the overall gross margin percentage was attributable to the higher gross profit generated from continuous work during the first nine months of 2020.

Income before income taxes for the waste management services segment was approximately $2.7 million in the first nine months of 2020 compared to $3.3 million in the first nine months of 2019. Income before income taxes of the waste brokerage and management services business was approximately $2.6 million in the first nine months of 2020 compared to $3.1 million in the first nine months of 2019. The decreased income before income taxes was primarily attributable to lower revenues and associated decreased gross margin related to both continuous and event work during the first nine months of 2020 compared to the first nine months of 2019. Income before income taxes of the captive landfill operations was approximately $0.2 million in the first nine months of 2020 compared to $0.3 million in the first nine months of 2019. The decrease in primarily attributable to lower net operating revenue. During both the first nine months of 2020 and 2019 the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $14.6 million in the first nine months of 2020 compared to $15.1 million in the first nine months of 2019.

Food, beverage and merchandise sales decreased to approximately $5.3 million in the first nine months of 2020 compared to $6.0 million in the first nine months of 2019. Our restaurant operations generated lower revenue in the first nine months of 2020 due to the government mandated restrictions placed on in-house dining as a result of The Ohio Department of Health and The Pennsylvania Department of Health Director's Orders which temporarily closed all bars and restaurants to in-house patrons in March 2020 in response to the COVID-19 pandemic. In accordance with the Orders, the Company continued to provide take-out, but revenues related to these services were not significant during that period. The Order also placed a limit on mass gatherings and large community events. Food and beverages sales related to banquets and conferences were significantly lower during the first nine months of 2020 compared to the first nine months of 2019 as a result of these government mandated restrictions. In late May and June 2020, the states of Ohio and Pennsylvania allowed for both the reopening of dining rooms and limited gatherings under mandated restrictions.

Other net operating revenues related to the golf and related operations were approximately $9.3 million in the first nine months of 2020 compared to $9.1 million in the first nine months of 2019. Membership dues revenue was approximately $4.6 million in the first nine months of 2020 compared to $4.2 million in the first nine months of 2019. The increase in membership dues revenue was attributable to both an increase in annual membership dues rates and an increase in the average number of members between periods. The average number of members during the first nine months of 2020 was 5,028 compared to 4,839 in the first nine months of 2019. Net operating revenues related to room rental was approximately $1.7 million in the first nine months of 2020 compared to $1.8 million in the first nine months of 2019. During the first nine months of 2020, the Company had significantly lower occupancy compared to the first nine months of 2019 due to customer cancellations of overnight stays in response to the COVID-19 pandemic. The decrease in room revenue as a result of the lower occupancy was partially offset by an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities decreased to approximately $1.0 million in the first nine months of 2020 compared to $1.3 million in the first nine months of 2019 due to the March 2020 Orders requiring all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating in late May and early June 2020. Greens fees and associated cart rentals were approximately $2.0 million in the first nine months of 2020 compared to $1.8 million in the first nine months of 2019. The increase in greens fees and associated cart rental net operating revenues was due to an increase in rounds played during the first nine months of 2020 compared to the first nine months of 2019. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2020 and 2019.

Cost of operations for the golf and related operations segment was $12.0 million in the first nine months of 2020 compared with $13.0 million in the first nine months of 2019. Cost of food, beverage and merchandise was approximately $2.2 million in the first nine months of 2020 compared to $2.7 million in the first nine months of 2019. The decrease in food, beverage and merchandise costs between periods is attributable to both lower revenues and lower food and beverage product cost. The cost of food, beverage and merchandise sales was approximately 42% of associated revenue in the first nine months of 2020 compared to 45% in the first nine months of 2019. Golf and related operations operating costs decreased to approximately $9.8 million in the first nine months of 2020 compared with $10.3 million in the first nine months of 2019. The decrease in operating costs between periods was directly attributable to the decreased business operations under the Orders.

The golf and related operations recorded income before income taxes of $0.1 million in the first nine months of 2020 compared with a loss before income taxes of $0.4 million in the first nine months of 2019. The change between periods was primarily a result of higher net operating revenues related to membership dues, greens fees and cart rentals and lower food and beverage products costs.

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

General Corporate Expenses

General corporate expenses were $2.4 million in the first nine months of 2020 and 2019.

Interest Expense

Interest expense was approximately $0.9 million in the first nine months of 2020 compared to $0.6 million in the first nine months of 2019. The increase in interest expense is due to the higher average outstanding debt during the first nine months of 2020 compared to the prior period. This increase was partially offset by a lower weighted average interest rate on the outstanding borrowings. During the nine month periods ended September 30, 2020 and 2019, the weighted average interest rate on outstanding borrowings was 4.74% and 5.48%, respectively.

Net Loss

During the nine months ended September 30, 2020 net loss attributable to Avalon Holdings Corporation common shareholders was $0.5 million compared to a net loss attributable to Avalon Holdings Corporation common shareholders of less than $0.1 million for the nine months ended September 30, 2019. Avalon recorded a state income tax provision in both the first nine months of 2020 and 2019, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

During 2020, the governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. During the Stay at Home order, our restaurant operations generated significantly lower revenue as a result of the restrictions that were placed on in-house dining. Our restaurant revenue increased during the third quarter of 2020 as certain restrictions on in-house dining were reduced or lifted. Food and beverages sales related to banquets and conferences were significantly lower during the second and third quarter of 2020 as a result of restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations during the Stay at Home Order with some subsequent re-bookings that occurred in the third quarter of 2020 and into the fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the Stay at Home Order. In addition, our waste management brokerage business has experienced a decline in both continuous and project work due to government restrictions placed on its customers and associated shutdowns.

As government restrictions are reduced or lifted, we may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. During the mandated shut-down, the Company engaged in aggressive efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company began the process of rehiring employees in late May to meet business needs as the government restrictions on certain of our business operations were reduced or lifted. Governmental bodies may impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the loan proceeds under the 24 week loan forgiveness period and subsequently applied for forgiveness in accordance with the Program’s guidelines. When the debt is forgiven in accordance with the Program, any amount that is forgiven will be recognized as a gain on debt extinguishment. The Company will repay amounts that are not forgiven.

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

On September 12, 2018, the Company appealed the Ohio 10th District Court of Appeals decision to the Supreme Court of Ohio. On November 21, 2018, the Company received notice from the Supreme Court of Ohio that the court would not accept for review the Company’s appeal of the Ohio 10th District Court of Appeals decision on the Division of Oil and Gas Resources Management’s appeal of the Franklin County Court of Common Pleas February 21, 2017 entry allowing restart of the Company’s AWMS Water Solutions, LLC #2 salt water injection well.

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

Concurrently with the filing of the appeal with the Franklin County Court of Common Pleas, the Company filed a writ of mandamus in the 10th District Court of Appeals on August 30, 2019 to compel the chief of the Division to issue restart orders, or alternative orders that would allow the Company to either restart the AWMS #2 well, or appeal said orders to the Oil and Gas Commission in accordance with Ohio Law.  On October 6, 2020 and in response to a motion from the Division, the Court dismissed this complaint for writ of mandamus.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well.  The decision was appealed to the Supreme Court of Ohio on April 5, 2019.  Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company.  The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded back to that court for a trial on the merits.  The Company is currently preparing for that trial.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its three facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2020, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained and when the golf and related operations will ultimately become profitable. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2020, the interest rate on the Line of Credit Agreement was 3.50%. No amounts were outstanding under the Line of Credit Agreement at September 30, 2020.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 5, 2020, Avalon reported that on August 5, 2020 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank (formerly Home Savings Bank) to extend the maturity date of May 31, 2021 to July 31, 2022.

On November 9, 2020, Avalon reported that on November 6, 2020, the Company accepted the resignation of Mr. David G. Bozanich as a member of the Company’s Board of Directors (the “Board”). Mr. Bozanich also resigned from his positions on the Company’s Audit Committee, Executive Committee and Option Plan Committee. On November 9, 2020, the Company also reported that on November 6, 2020, Avalon appointed Timothy C. Coxson to the Company’s Board of Directors. Mr. Coxson was also appointed to the Company’s Audit Committee, Executive Committee and Option Plan Committee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2020	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)