Form 10-K
period 2020-12-31
AVALON HOLDINGS CORP
filed 2021-03-11
CIK 1061069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 5, 2021 was $10.2 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 5, 2021 was approximately $1,807. The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 5, 2021.

Documents Incorporated by Reference

1.     Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2020 (Parts I and II of Form 10-K).

2.     Portions of the Avalon Holdings Corporation Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

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

_________________________________

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2020 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed The Avalon Inn. In 2019, The Avalon Inn was renamed and now operates as The Grand Resort. The primary assets of The Grand Resort include the hotel, indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, restaurants, bars, cigar lounge, salon and spa, banquet and conference facilities and adjoining recreation and tennis center. The Grand Resort is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. In 2020, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms, addition of a new restaurant, bars, cigar lounge and salon and spa. The Grand Resort operates in conjunction with the Avalon Golf and Country Club.

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

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club real property assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castles operates as part of its Avalon Golf and Country Club. In 2020, Avalon began renovating the existing clubhouse.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, dining, banquet and conference facilities and a travel agency. In 2020 and 2019, no customer individually accounted for 10% or more of Avalon’s business segment or consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2020 and 2019, the net operating revenues of the waste management services segment represented approximately 69% and 71%, respectively, of Avalon’s total consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities, an athletic center and a travel agency. For the years 2020 and 2019, the net operating revenues of the golf and related operations segment represented approximately 31% and 29%, respectively, of Avalon’s total consolidated net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2020, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed The Avalon Inn. In 2019, The Avalon Inn was renamed and now operates as The Grand Resort. The primary assets of The Grand Resort include the hotel, indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, restaurants, bars, cigar lounge, salon and spa, banquet and conference facilities and adjoining tennis center. The Grand Resort is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Grand Resort earns revenues through room rentals, food and beverage sales, merchandise sales, salon and spa services, tennis and fitness activities. In 2020, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms, addition of a new restaurant, bars, cigar lounge and salon and spa. The Grand Resort operates in conjunction with the Avalon Golf and Country Club.

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

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castle generates revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales. Avalon Field Club at New Castles operates as part of its Avalon Golf and Country Club. In 2020, Avalon began renovating the existing clubhouse.

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

In accordance with the “Essential Critical Infrastructure Workforce” guidance issued by the U.S Department of Homeland Security, Cybersecurity & Infrastructure Agency on March 19, 2020, the Company’s waste management services, restaurant carry-out, overnight lodging and outdoor golf courses remained in operation during the Order.

In late May and June 2020, the states of Ohio and Pennsylvania allowed the reopening of certain business operations that were temporarily closed under the Order. The Company’s dining rooms, fitness, athletic, pool, salon and spa services reopened under certain mandatory restrictions including mask protection for employees, decrease in occupancy and hours of operation and other measures to enforce social distancing. On December 12, 2020, additional temporary mitigation measures were placed into effect until January 4, 2021 in the state of Pennsylvania. These measures included prohibiting in-house dining and indoor activities at gym and fitness facilities. Indoor gatherings and events of more than 10 people were also prohibited under the mitigation measures.

During 2020, the various governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurant operations generated significantly lower revenue as a result of the restrictions that were placed on in-house dining. Food and beverages sales related to banquets and conferences were significantly lower during 2020 as a result of restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations with some subsequent re-bookings that occurred in the third and fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the Stay at Home orders. In addition, our waste management brokerage business has experienced a decline in both continuous and event work due to government restrictions placed on its customers and associated shutdowns.

We may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. The Company engaged in efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company rehired employees in late May to meet business needs as the government restrictions on certain business operations were reduced or lifted. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Avalon has elected not to defer the employees’ portion of payroll tax. Management is currently evaluating the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

Employees

As of December 31, 2020, Avalon had 482 employees, 33 of whom were employed by the waste management services segment, 425 of whom were employed by the golf and related operations and 24 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

Our principal human capital management objectives are to attract, retain and develop employees for key roles and future leadership positions through a variety of training and development programs. Our commitment to diversity, equity and inclusion is critical to effective human capital management. We seek diverse talent internally and externally in an effort to achieve broader diverse representation throughout our company.

The health and safety of our employees is foundational to achieving these objectives. In response to the COVID-19 pandemic, we implemented a system that allows for pay protection for employees with symptoms, diagnosed, exposed or at high risk for severe illness from COVID-19 and a notification process for potential COVID-19 exposure.

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

In accordance with the “Essential Critical Infrastructure Workforce” guidance issued by the U.S Department of Homeland Security, Cybersecurity & Infrastructure Agency on March 19, 2020, the Company’s waste management services, restaurant carry-out, overnight lodging and outdoor golf courses remained in operation during the Order.

In late May and June 2020, the states of Ohio and Pennsylvania allowed the reopening of certain business operations that were temporarily closed under the Order. The Company’s dining rooms, fitness, athletic, pool, salon and spa services reopened under certain mandatory restrictions including mask protection for employees, decrease in occupancy and hours of operation and other measures to enforce social distancing. On December 12, 2020, additional temporary mitigation measures were placed into effect until January 4, 2021 in the state of Pennsylvania. These measures included prohibiting in-house dining and indoor activities at gym and fitness facilities. Indoor gatherings and events of more than 10 people were also prohibited under the mitigation measures.

During 2020, the various governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurant operations generated significantly lower revenue as a result of the restrictions that were placed on in-house dining. Food and beverages sales related to banquets and conferences were significantly lower during 2020 as a result of restrictions placed on gatherings and events. In addition, the Company had high levels of room and event cancellations with some subsequent re-bookings that occurred in the third and fourth quarter of 2020 and into 2021. Our fitness, athletics, salon and spa operations generated no revenue under the Stay at Home orders. In addition, our waste management brokerage business has experienced a decline in both continuous and event work due to government restrictions placed on its customers and associated shutdowns.

We may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. The Company engaged in efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and substantial furloughs of employees. The Company rehired employees in late May to meet business needs as the government restrictions on certain business operations were reduced or lifted. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well.  The decision was appealed to the Supreme Court of Ohio on April 5, 2019.  Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company.  The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The Company is currently preparing for that trial.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2020, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Avalon has elected not to defer the employees’ portion of payroll tax. Management is currently evaluating the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2020.

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

The Avalon Resort and Spa LLC owns a 146,000 square foot hotel that includes an indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, cigar lounge, salon and spa, dining, banquet and conference facilities, a separate banquet facility of approximately 7,000 square feet, and 3 indoor tennis courts of approximately 4,500 square feet. The Grand Resort is located on approximately 9.3 acres in Warren, Ohio adjacent to the Avalon Lakes Golf Course.

Havana Cigar Shop, Inc. owns an 18-hole golf course located on approximately 200 acres in New Castle, Pennsylvania. The clubhouse is approximately 20,000 square feet and includes a pro shop, dining and banquet facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2020 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page(s)
Common stock information	52
Dividend policy	52

ITEM 6.         SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	48

Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	19
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	20
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	21
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019	22

Notes to Consolidated Financial Statements	23-47

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2020 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 49 of our 2020 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	73	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	44	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	74	Chief Administrative Officer
Clifford P. Davis	58	Chief Technology Officer
Kenneth J. McMahon	68	Chief Executive Officer and President of American Waste Management Services, Inc
Christine M. Bell	52	President of Avalon Golf and Country Club

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

Bryan P. Saksa was appointed Chief Financial Officer and Treasurer of the Company in December 2014. He has been a director of the Company since April 2015 and was appointed Secretary in November 2015. Mr. Saksa has been a Certified Public Accountant since 2001 and previously worked for a national public accounting firm and publicly owned companies in financial accounting and reporting roles. Mr. Saksa received a Bachelor of Business Administration degree in Accounting from Cleveland State University.

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

Christine M. Bell has been President of Avalon Golf and Country Club since August 2013. Ms. Bell joined the Avalon management team in June of 2007 and is responsible for overall operations at The Grand Resort and all country club locations. Christine began her career in the hospitality industry employed by the Meyer Jabara Hotel Group from 1991 to 2007 where she served in a variety of management positions, including Director of Sales and Catering. Ms. Bell earned a Bachelor of Science degree in Commercial Recreation and Tourism with a Business Management Minor from Kent State University.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2020 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2020 and 2019, should be read in conjunction with the previously referenced financial statements.

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

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8 filed on February 25, 2010.

4.3	Avalon Holdings Corporation 2019 Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8 filed on April 26, 2019.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Lease Agreement with Squaw Creek Country Club, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 10-Q for the period ended September 30, 2003.

10.3	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 10-Q for the period ended June 30, 2004.

10.4	Loan and Security Agreement, dated as of December 20, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.5	Mortgage Note, dated as of December 20, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.6	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Holdings Corporation, as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.7	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Lakes Golf, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.8	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Resort and Spa, LLC., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.9	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Country Club at Sharon, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.10	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Mahoning Sports Center, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.7 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.11	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 1), incorporated by reference as Exhibit 10.8 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.12	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 2), incorporated by reference as Exhibit 10.9 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.13	Business Loan Agreement (Asset Based), dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.14	Promissory Note, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.15	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Landfill Management, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.16	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste NJ LLC, as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.17	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.18	Loan Documents Addendum, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.19	Change in Terms Agreement, dated as of June 17, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on June 18, 2019.

10.20	Business Loan Agreement (Asset Based), dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.21	Promissory Note, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.22	Commercial Security Agreement, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Landfill Management, Inc., as grantor, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.23	Commercial Security Agreement, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste NJ L.L.C., as grantor, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.24	Commercial Security Agreement, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on pages 34-35 of the 2020 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2020 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Avalon Holdings Corporation Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance, submitted electronically herewith.

101.SCH	XBRL Taxonomy Extension Schema, submitted electronically herewith.

101.CAL	XBRL Taxonomy Extension Calculation, submitted electronically herewith

101.DEF	XBRL Taxonomy Extension Definition, submitted electronically herewith

101.LAB	XBRL Taxonomy Extension Labels, submitted electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation, submitted electronically herewith

(b) Reports on Form 8-K

(c) Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d) Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of March, 2021.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 11th day of March, 2021.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ Bryan P. Saksa	Chief Financial Officer, Treasurer, Secretary and Director
Bryan P. Saksa

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ Timothy C. Coxson	Director
Timothy C. Coxson

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2020
Allowance for credit losses	$275	$40		$-	$50	(1)	$265
Deferred tax asset valuation allowance	$2,043	$226	(2)	$-	$-		$2,269

Year ended December 31, 2019
Allowance for credit losses	$255	$33		$-	$13	(1)	$275
Deferred tax asset valuation allowance	$1,881	$162	(2)	$-	$-		$2,043

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2020 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation