Form 10-Q
period 2021-03-31
AVALON HOLDINGS CORP
filed 2021-05-13
CIK 1061069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 7, 2021.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Net operating revenues:
Waste management services	$11,150	$11,133

Food, beverage and merchandise sales	1,341	1,035
Other golf and related operations	2,622	2,235
Total golf and related operations	3,963	3,270
Total net operating revenues	15,113	14,403

Costs and expenses:
Waste management services operating costs	8,701	8,869
Cost of food, beverage and merchandise	593	528
Golf and related operations operating costs	2,921	2,632
Depreciation and amortization expense	764	699
Selling, general and administrative expenses	2,280	2,232
Operating loss	(146)	(557)

Other income (expense):
Interest expense	(297)	(307)
Gain on debt extinguishment	1,087	-
Other income, net	87	78
Income (loss) before income taxes	731	(786)

Provision for income taxes	43	44
Net income (loss)	688	(830)

Less net loss attributable to non-controlling interest in subsidiary	(28)	(17)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$716	$(813)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.18	$(0.21)
Diluted net income (loss) per share	$0.18	$(0.21)

Weighted average shares outstanding - basic	3,899	3,875
Weighted average shares outstanding - diluted	3,945	3,875

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$4,038	$4,210
Accounts receivable, less allowance for credit losses	10,688	8,744
Unbilled membership dues receivable	701	585
Inventories	1,138	910
Prepaid expenses	893	730
Other current assets	50	80
Total current assets	17,508	15,259

Property and equipment, net	51,337	51,299
Property and equipment under finance leases, net	5,793	5,735
Operating lease right-of-use assets	1,726	1,728
Restricted cash	3,368	3,885
Noncurrent deferred tax asset	8	8
Other assets, net	36	36
Total assets	$79,776	$77,950

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,465	$1,594
Current portion of obligations under finance leases	333	333
Current portion of obligations under operating leases	532	529
Accounts payable	10,444	9,097
Accrued payroll and other compensation	1,102	809
Accrued income taxes	67	43
Other accrued taxes	422	461
Deferred membership dues revenue	4,122	3,196
Other liabilities and accrued expenses	1,072	1,121
Total current liabilities	19,559	17,183

Long-term debt, net of current portion	20,721	21,941
Obligations under finance leases, net of current portion	546	560
Obligations under operating leases, net of current portion	1,194	1,199
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,197	59,196
Accumulated deficit	(21,426)	(22,142)
Total Avalon Holdings Corporation Shareholders' Equity	37,810	37,093
Non-controlling interest in subsidiary	(154)	(126)
Total equity	37,656	36,967
Total liabilities and equity	$79,776	$77,950

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2021	3,287,647	611,784	$33	$6	$59,196	$(22,142)	$37,093	$(126)	$36,967

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	716	716	(28)	688

Balance at March 31, 2021	3,287,647	611,784	$33	$6	$59,197	$(21,426)	$37,810	$(154)	$37,656

	For the Three Months Ended March 31, 2020

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2020	3,263,647	611,784	$33	$6	$59,147	$(22,156)	$37,030	$(66)	$36,964

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	(813)	(813)	(17)	(830)

Balance at March 31, 2020	3,263,647	611,784	$33	$6	$59,148	$(22,969)	$36,218	$(83)	$36,135

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$688	$(830)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	764	699
Amortization of debt issuance costs	11	10
Compensation costs - stock options	1	1
Provision for losses on accounts receivable	(5)	5
(Gain) loss from disposal of equipment	(3)	3
Gain on debt extinguishment	(1,087)	-
Change in operating assets and liabilities:
Accounts receivable	(1,939)	1,027
Unbilled membership dues receivable	(116)	(211)
Inventories	(228)	(236)
Prepaid expenses	(163)	(135)
Other assets, net	30	-
Accounts payable	1,155	(1,679)
Accrued payroll and other compensation	293	74
Accrued income taxes	24	(21)
Other accrued taxes	(39)	(29)
Deferred membership dues revenue	926	865
Other liabilities and accrued expenses	(49)	57
Net cash provided by (used in) operating activities	263	(400)

Cash flows from investing activities:
Capital expenditures	(668)	(977)
Proceeds from disposal of vehicle	3	-
Net cash used in investing activities	(665)	(977)

Cash flows from financing activities:
Principal payments on term loan facilities	(273)	(259)
Principal payments on finance lease obligations	(14)	(24)
Net cash used in financing activities	(287)	(283)

Decrease in cash, cash equivalents and restricted cash	(689)	(1,660)
Cash, cash equivalents and restricted cash at beginning of period	8,095	8,631
Cash, cash equivalents and restricted cash at end of period	$7,406	$6,971

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$192	$367
Significant non-cash operating and financing activities:
Interest forgiven from Paycheck Protection Program loans	$8	$-
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$37	$-
Finance lease obligations incurred	$-	$47

Cash paid during the period for interest	$296	$294
Cash paid during the period for income taxes	$19	$65

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of four golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. ARCI also owns and operates a hotel and its related resort amenities including dining, banquet and conference facilities, salon and spa services, fitness center, outdoor resort pool, Roman Bath, indoor junior Olympic size swimming pool and tennis courts.

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2020 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2021, and the results of its operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

The coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") adversely impacted our financial position, results of operations, and cash flows during both the three months ended March 31, 2021 and 2020. The Condensed Consolidated Financial Statements presented herein reflect our current estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods presented. Due to the ongoing uncertainty, we cannot predict the future impact that COVID-19 may have on our financial condition, results of operations or cash flows.

Note 3. COVID-19 Coronavirus Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. As a result, the federal and state governmental bodies have taken unprecedented measures to try and control the spread of the virus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events. The duration of the outbreak still remains unclear.

During both the three months ended March 31, 2021 and 2020, the various governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurant operations have government mandated occupancy restrictions for in-house dining.  Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

We may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. The Company engaged in efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and furloughs of employees. The Company subsequently rehired employees and utilized the proceeds obtained from the Paycheck Protection Program Loans as the government restrictions on certain business operations were reduced or lifted. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Note 4. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of the guidance and our options related to the practical expedients.

Note 5. Cash, Cash Equivalents and Restricted Cash

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Grand Resort and Avalon Field Club at New Castle in accordance with the provisions of the loan and security agreement (See Note 10).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$4,038	$4,210
Restricted cash	3,368	3,885
Cash, cash equivalents and restricted cash	$7,406	$8,095

Note 6. Revenues

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 16). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, the net operating revenues related to waste management services represented approximately 74% and 77%, respectively, of Avalon’s total consolidated net operating revenues. For the three months ended March 31, 2021, one customer accounted for 20% of the waste management services segment’s net operating revenues to external customers and 15% of the consolidated net operating revenues. For the three months ended March 31, 2020, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2021 and 2020.

For the three months ended March 31, 2021 and 2020, the net operating revenues related to the golf and related operations represented approximately 26% and 23%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2021 and 2020, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2021 and 2020 (in thousands). Sales and other taxes are excluded from revenues.

	2021	2020
Waste management and brokerage services	$10,551	$10,525
Captive landfill management operations	599	608
Total waste management services revenues	11,150	11,133
Food, beverage and merchandise sales	1,341	1,035
Membership dues revenue	1,607	1,522
Room rental revenue	488	272
Greens fees and cart rental revenue	86	53
Tennis lesson revenue	132	113
Other revenue	309	275
Total golf and related operations revenue	3,963	3,270
Total net operating revenues	$15,113	$14,403

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2021 and December 31, 2020, accounts receivable, net, related to our waste management services segment were approximately $8.8 million and $7.9 million, respectively. At March 31, 2021, one customer accounted for approximately 25% of the waste management services segment’s receivables and 20% of the consolidated receivables. At December 31, 2020 no one customer accounted for 10% or more of Avalon’s waste management services segment or consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.9 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2021 or December 31, 2020.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at March 31, 2021 and December 31, 2020.

The following table presents changes in our allowance for credit losses during the three months ended March 31, 2021 and 2020 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended March 31, 2021	$265	$(5)	$-	$260
Three months ended March 31, 2020	$275	$5	$(3)	$277

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.7 million at March 31, 2021 and $0.6 million at December 31, 2020.

The following table presents changes in our contract assets during the three months ended March 31, 2021 and 2020 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended March 31, 2021	$585	$585	$(469)	$701
Three months ended March 31, 2020	$602	$685	$(474)	$813

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.1 million at March 31, 2021 and $3.2 million at December 31, 2020, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.8 million at March 31, 2021 and $0.7 million at December 31, 2020.

The following table presents changes in our contract liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended March 31, 2021	$3,196	$2,533	$(1,607)	$4,122
Three months ended March 31, 2020	$3,153	$2,387	$(1,522)	$4,018
Customer advance deposits
Three months ended March 31, 2021	$674	$232	$(154)	$752
Three months ended March 31, 2020	$553	$255	$(178)	$630

Note 7. Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset which varies from 10 to 30 years for land improvements; 5 to 50 years in the case of buildings and improvements; and from 3 to 10 years for machinery and equipment, vehicles and office furniture and equipment.

Major additions and improvements are charged to the property and equipment accounts while replacements, maintenance and repairs, which do not improve or extend the life of the respective asset, are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts in the year of disposal. Gains or losses resulting from the disposal of property and equipment are recorded in “Other income, net” in our Condensed Consolidated Statements of Operations.

Property and equipment at March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Land and land improvements	$15,156	$15,150
Buildings and improvements	47,084	47,026
Machinery and equipment	5,508	5,469
Office furniture and fixtures	8,097	8,000
Vehicles	661	677
Construction in progress	1,540	1,086
	78,046	77,408
Less accumulated depreciation and amortization	(26,709)	(26,109)
Property and equipment, net	$51,337	$51,299

At March 31, 2021, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first three months of 2021 and 2020, no triggering events were present.

Note 8. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from 1 to 5 years. The weighted average remaining lease term on operating leases was approximately 3.7 years at March 31, 2021.

During the first three months of 2021, the Company entered into a new operating lease agreement for golf cart GPS equipment. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $37,000.

Leased property and associated obligations under operating leases at March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease right-of-use assets	$1,726	$1,728

Current portion of obligations under operating leases	$532	$529
Long-term portion of obligations under operating leases	1,194	1,199
Total obligations under operating leases	$1,726	$1,728

The weighted average discount rate on operating leases was 4.7% at March 31, 2021 and December 31, 2020.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2021 there were approximately 32.6 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At March 31, 2021, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from 1 to 4.3 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.8 years at March 31, 2021.

Leased property and associated obligations under finance leases at March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Leased property under finance leases	$12,311	$12,112
Less accumulated amortization	(6,518)	(6,377)
Leased property under finace leases, net	$5,793	$5,735

Current portion of obligations under finance leases	$333	$333
Long-term portion of obligations under finance leases	546	560
Total obligations under finance leases	$879	$893

The weighted average discount rate on finance leases was 4.7% at March 31, 2021 and 4.5% at December 31, 2020.

For the three months ended March 31, 2021 and 2020, components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost:
Rental expense	$84	$89

Finance lease cost:
Depreciation expense	$141	$131
Interest expense	13	11
Total finance lease cost	$154	$142

Future commitments under long-term, operating and finance leases at March 31, 2021 are as follows (in thousands):

	Finance	Operating	Total
2022	$368	$596	$964
2023	163	537	700
2024	111	385	496
2025	103	194	297
2026	41	153	194
Thereafter	405	-	405
Total lease payments	1,191	1,865	3,056
Less imputed interest	312	139	451
Total	879	1,726	2,605
Less: current portion of obligations under leases	333	532	865
Long-term portion of obligations under leases	$546	$1,194	$1,740

Note 9. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For the three months ended March 31, 2021 and 2020, the weighted average number of common shares outstanding was 3,899,431 and 3,875,431, respectively.

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

For the three months ended March 31, 2021, the diluted weighted average number of shares outstanding was 3,944,825. For the three months ended March 31, 2020, the diluted per share amount is equal to the basic per share amount because the average market price of Avalon’s common shares during the period was less than the exercise price of the stock options outstanding.

Note 10. Term Loans and Line of Credit Agreements

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2021 and December 31, 2020, loan proceeds of $3.4 million and $3.9 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The then existing term loan and commercial mortgage agreements were terminated in conjunction with the New Term Loan Agreement.

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at March 31, 2021 and December 31, 2020.

The Company capitalized approximately $0.4 million of debt issuance costs in connection with the New Term Loan Agreement. The Company is amortizing these costs over the life of the New Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

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

No amounts were drawn under the Line of Credit Agreement at March 31, 2021 and December 31, 2020. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2021, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2021 and December 31, 2020.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5 times the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during, at the borrowers election, either an 8 or 24 week covered period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable, at the borrowers election, in either 18 or 54 equal monthly installments commencing 10 months after the end of their covered period.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the entire balance of the loan proceeds in accordance with the Program’s guidelines using the 24 week loan forgiveness period and subsequently applied for forgiveness with the Small Business Administration.

The Company is accounting for the loans in accordance with ASC 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

During the fourth quarter of 2020, approximately $0.8 million of the loans and $4,000 of associated interest were forgiven by the Small Business Administration. During the three months ended March 31, 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration. The Company anticipates the remaining loans, and associated interest, will be forgiven in the second or third quarter of 2021. In the event that the Small Business Administration does not forgive any or a portion of the loan, the Company will repay amounts that are not forgiven using an 18 month repayment schedule with payments scheduled to commence in the third quarter of 2021.

During the three months ended March 31, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.80% and 5.00%, respectively.

Obligations under the Company’s debt agreements at March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$21,671	$(363)	$21,308
Paycheck Protection Program Loans	878	-	878
Total	22,549	(363)	22,186
Less current portion	1,507	(42)	1,465
Long-term debt	$21,042	$(321)	$20,721

	December 31, 2020
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$21,944	$(373)	$21,571
Paycheck Protection Program Loans	1,964	-	1,964
Total	23,908	(373)	23,535
Less current portion	1,636	(42)	1,594
Long-term debt	$22,272	$(331)	$21,941

At March 31, 2021, future maturities of long-term debt are as follows (in thousands):

2022	$1,507
2023	1,677
2024	1,243
2025	1,306
2026	1,373
Thereafter	15,443
Total	$22,549

Note 11. Income Taxes

During the three months ended March 31, 2021, net income attributable to Avalon Holdings Corporation shareholders was $0.7 million. During the three months ended March 31, 2020, net loss attributable to Avalon Holdings Corporation shareholders was $0.8 million. Avalon recorded a state income tax provision in the three month periods ended March 31, 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Note 12. Long-Term Incentive Plan

On March 14, 2019, the Board of Directors of Avalon approved the renewal of the expired 2009 Long-term Incentive Plan (the “2009 Plan”), which was set to expire in October of 2019. The 2009 Plan provides for the granting of options which are intended to be non-qualified stock options (“NQSO’s”) for federal income tax purposes except for those options designated as incentive stock options (“ISO’s”) which qualify under Section 422 of the Internal Revenue Code.

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

In March 2021, unexercised options to purchase 190,000 shares previously granted under the 2009 Plan expired as the options were not exercised within ten years after the grant date. At March 31, 2021, options to purchase 90,000 shares have been granted under the 2009 Plan. Of these, 36,000 shares have been exercised, and options for 54,000 shares remain outstanding.

The following table is a summary of the stock option activity during 2021:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2021	244,000	2.66	1.03
Options granted	-	-	-
Options exercised	-	-	-
Options expired	(190,000)	2.89	1.20
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2021	54,000	$1.83	$0.43
Options Vested	54,000	$1.83	$0.43
Exercisable at March 31, 2021	-	$-	$-

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

Compensation costs were approximately $1,000 for both the three months ended March 31, 2021 and 2020 based upon the estimated grant date fair value calculations. As of March 31, 2021, there was approximately $12,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.17 years.

Note 13. Legal Matters

In the ordinary course of conducting its business, Avalon becomes involved in lawsuits, administrative proceedings and governmental investigations, including those related to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against Avalon which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, Avalon does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such pending proceedings, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations (See Note 16).

Note 14. Business Segment Information

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

For the three months ended March 31, 2021, one customer accounted for 20% of the waste management services segment’s net operating revenues to external customers and 15% of the consolidated net operating revenues. For the three months ended March 31, 2020, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2020 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net operating revenues from:
Waste management services:
External customer revenues	$11,150	$11,133
Intersegment revenues	-	-
Total waste management services	11,150	11,133

Golf and related operations:
External customer revenues	3,963	3,270
Intersegment revenues	8	28
Total golf and related operations	3,971	3,298

Segment operating revenues	15,121	14,431
Intersegment eliminations	(8)	(28)
Total net operating revenues	$15,113	$14,403

Income (loss) before income taxes:
Waste management services	$1,143	$1,048
Golf and related operations	200	(731)
Segment income before income taxes	1,343	317
Corporate interest expense	(283)	(297)
Corporate gain on debt extinguishment	502	-
Corporate other income, net	1	2
General corporate expenses	(832)	(808)
Income (loss) before income taxes	$731	$(786)

Gain on debt extinguishment:
Waste management services	$-	$-
Golf and related operations	585	-
Corporate	502	-
Total gain on debt extinguishment	$1,087	$-

	March 31,	December 31,
	2021	2020
Identifiable assets:
Waste management services	$33,385	$31,875
Golf and related operations	59,614	57,863
Corporate	58,473	59,425
Subtotal	151,472	149,163
Elimination of intersegment receivables	(71,696)	(71,213)
Total	$79,776	$77,950

In comparing the total assets at March 31, 2021 with those at December 31, 2020, the increase in the total assets of the waste management services segment of $1.5 million is primarily a result of an increase in accounts receivable and intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $1.8 million was primarily due to an increase in accounts receivable and capital expenditures related to The Grand Resort and Avalon Field Club at New Castle partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $1.0 million is due to a decrease in operating cash and cash equivalents, restricted cash utilized for the expansion of The Grand Resort and Avalon Field Club at New Castle and intersegment transactions, which are eliminated in consolidation.

Note 15. Certain Relationships and Related Transactions

AWMS Holdings, LLC

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2021 and December 31, 2020, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

Avalon Med Spa, LLC

In March 2021, Avalon created a new Ohio limited liability company, Avalon Med Spa, LLC. Avalon Med Spa, LLC will provide elective appearance improving nonsurgical aesthetic services under the supervision of a licensed physician. Avalon Med Spa, LLC, offers investment opportunities to accredited investors by selling membership units through private placement offerings. The monies received from these offerings, along with internally contributed capital, will be used to purchase medical spa equipment and construct the facilities necessary for operation. Avalon will manage all decisions regarding the medical spa operations for a percentage of the gross revenues.

In March 2021, Avalon made a capital contribution of approximately $0.5 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. At March 31, 2021, Avalon owns 100% of Avalon Med Spa, LLC. Avalon Med Spa, LLC was not in operation at March 31, 2021. The operating results will be included in Avalon’s golf and related operations segment.

Note 16. Injection Wells Suspension

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The Company is currently preparing for trial which is scheduled to occur in September and October 2021.

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

Liquidity and Capital Resources

For the three months ended March 31, 2021, Avalon utilized existing cash and cash provided by operations to meet operating needs and make required monthly payments on our term loan facility. Cash in our project fund account was utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

Financial Impact of COVID-19 Pandemic

During both the three months ended March 31, 2021 and 2020, the various governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurant operations have government mandated occupancy restrictions for in-house dining.  Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

We may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. The Company engaged in efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and furloughs of employees. The Company subsequently rehired employees and utilized the proceeds obtained from the Paycheck Protection Program Loans as the government restrictions on certain business operations were reduced or lifted. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5 times the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during, at the borrowers election, either an 8 or 24 week covered period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable, at the borrowers election, in either 18 or 54 equal monthly installments commencing 10 months after the end of their covered period.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the entire balance of the loan proceeds in accordance with the Program’s guidelines using the 24 week loan forgiveness period and subsequently applied for forgiveness with the Small Business Administration.

During the fourth quarter of 2020, approximately $0.8 million of the loans and $4,000 of associated interest were forgiven by the Small Business Administration. During the three months ended March 31, 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

The Company anticipates the remaining loans, and associated interest, will be forgiven in the second or third quarter of 2021. In the event that the Small Business Administration does not forgive any or a portion of the loan, the Company will repay amounts that are not forgiven using an 18 month repayment schedule with payments scheduled to commence in the third quarter of 2021.

Capital Expenditures

During the three months ended March 31, 2021, Avalon incurred capital expenditures of $0.9 million of which $0.7 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort and the clubhouse at Avalon Field Club at New Castle. During the three months ended March 31, 2020, Avalon incurred capital expenditures of $1.3 million of which $1.0 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort.

In 2021 and 2020, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, cigar lounge, salon and spa. Avalon’s aggregate capital expenditures in 2021 are expected to be in the range of $3.0 million to $4.0 million, funded with cash from our project fund account. Capital expenditures principally relate to the continued renovation and expansion of The Grand Resort, the clubhouse at Avalon Field Club at New Castle, building improvements and equipment purchases.

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2021 and December 31, 2020, loan proceeds of $3.4 million and $3.9 million, respectively, remained in the project fund account.

The then existing term loan and commercial mortgage agreements were terminated in conjunction with the New Term Loan Agreement.

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at March 31, 2021 and December 31, 2020.

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

No amounts were drawn under the Line of Credit Agreement at March 31, 2021 and December 31, 2020. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2021, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.80% and 5.00%, respectively.

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

Working Capital

At March 31, 2021 and December 31, 2020, there was a working capital deficit of approximately $2.1 million and $1.9 million, respectively. Working capital was negatively impacted primarily by an increase in accounts payable, deferred membership dues and accrued compensation partially offset by an increase in accounts receivable and inventory.

Accounts receivable increased to $10.7 million at March 31, 2021 compared with $8.7 million at December 31, 2020. Accounts receivable related to the golf and related operations segment increased approximately $1.1 million at March 31, 2021 compared to December 31, 2020 due to the associated timing of annual membership renewals. In addition, accounts receivable related to our waste management services segment increased approximately $0.9 million at March 31, 2021 compared with December 31, 2020 due to the timing of receipt on receivables in the ordinary course of business.

Accounts payable increased to $10.4 million at March 31, 2021 compared to $9.1 million at December 31, 2020. The increase in accounts payable was due to an increase in amounts due to disposal facilities and transportation carriers of the waste management services in the first quarter of 2021 compared to the fourth quarter of 2020 and the associated timing of those vendor payments in the ordinary course of business. Accounts payable related to the golf and related operations also increased as a result of increased business operations during the first quarter of 2021 compared to the fourth quarter of 2020.

Deferred revenue relating to membership dues was approximately $4.1 million at March 31, 2021 compared to $3.2 million at December 31, 2020. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals, and to a lesser extent, an increase in members during 2021. The number of members at March 31, 2021 was 5,130 compared to 4,920 at December 31, 2020.

Accrued payroll and other compensation was approximately $1.1 million at March 31, 2021 compared to $0.8 million at December 31, 2020. The increase is due to the associated timing and accrual of employee payroll payments in the ordinary course of business.

Management believes that anticipated cash provided from future operations will be sufficient to meet operating requirements and make required monthly payments under our term loan facility. Depending on the continued duration the COVID-19 pandemic may have on our business, Avalon will take all available actions to fund operating requirements including borrowing from our existing line of credit.

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

Performance in first quarter of 2021 compared with the first quarter of 2020

Overall Performance

Net operating revenues increased to $15.1 million in the first quarter of 2021 compared with $14.4 million in the first quarter of 2020. Net operating revenues of the waste management services segment were approximately $11.1 million in both the first quarter of 2021 and 2020. Net operating revenues of the golf and related operations segment increased to $4.0 million in the first quarter of 2021 compared to $3.3 million in the first quarter of 2020. Although net operating revenues increased between periods, the government restrictions placed in response to the COVID-19 pandemic continued to have an impact on our golf and related operations segment, as further described below.

Total cost of operations related to the waste management services segment decreased to $8.7 million in the first quarter of 2021 compared with $8.9 million in the first quarter of 2020. The expiration of the managerial, consulting and clerical services contract in the third quarter of 2020, and associated operating costs under that contract, accounted for the primary decrease in the cost of operations for the waste management services segment.

Total cost of operations related to the golf and related operations segment increased to $3.5 million in the first quarter of 2021 compared to $3.2 million in the first quarter of 2020. The increase between periods was primarily a result of higher employee related costs from increased business operations as certain restrictions and mandated shut downs associated with the COVID-19 pandemic were reduced or lifted.

Depreciation and amortization expense was approximately $0.8 million in the first quarter of 2021 compared to $0.7 million in the first quarter of 2020. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses increased to approximately $2.3 million in the first quarter of 2021 compared to $2.2 million in the first quarter of 2020 primarily due to higher employee related costs.

Gain on debt extinguishment was approximately $1.1 million in the first quarter of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.3 million in both the first quarter of 2021 and 2020. During the first quarter of 2021, an increase in interest expense due to the higher average outstanding debt was offset by a lower weighted average interest rate on the outstanding borrowings. During the three months ended March 31, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.80% and 5.00%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million, or $0.18 per share, in the first quarter of 2021 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.8 million, or $0.21 per share, in the first quarter of 2020.

Segment Performance

Segment performance should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment were approximately $11.1 million in both the first quarter of 2021 and 2020. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $10.5 million in both the first quarter of 2021 and 2020. Continuous work of the waste disposal brokerage business increased approximately $0.8 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.9 million in the first quarter of 2021 compared with $6.1 million in the first quarter of 2020. Event work net operating revenues related to multiple projects decreased by approximately $0.6 million during the first quarter of 2021 when compared to the first quarter of 2020. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $3.6 million in the first quarter of 2021 compared with $4.2 million in the first quarter of 2020. The managerial, consulting and clerical contract expired in the third quarter of 2020. Net operating revenue relating to managerial, consulting and clerical services, which was performed for one customer, was entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services were approximately $0.2 million in the first quarter of 2020.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in both the first quarter of 2021 and 2020. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $8.7 million in the first quarter of 2021 compared with $8.9 million in the first quarter of 2020. The expiration of the managerial, consulting and clerical services contract in the third quarter of 2020, and associated operating costs under that contract, accounted for the primary decrease in the cost of operations. The overall gross margin percentage of the waste brokerage and management services business was approximately 22% in the first quarter of 2021 compared to 20% in the first quarter of 2020. The increase was due to higher gross profit continuous and event work projects during the first quarter of 2021.

Income before income taxes for the waste management services segment were approximately $1.1 million in the first quarter of 2021 compared to $1.0 million in the first quarter of 2020. Income before income taxes of the waste brokerage and management services business was approximately $1.1 million in the first quarter of 2021 compared to $1.0 million in the first quarter of 2020. The increased income before taxes was primarily attributable to the increased gross margin related to continuous work during the first quarter of 2021 compared to the first quarter of 2020. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first quarter of 2021 and 2020. During both the first quarter of 2021 and 2020 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $4.0 million in the first quarter of 2021 compared to $3.3 million in the first quarter of 2020. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $1.4 million in the first quarter of 2021 compared to $1.0 million in the first quarter of 2020. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity coupled with increased menu pricing. Although food, beverage and merchandise sales increased between periods, the government restrictions issued in response to control the COVID-19 pandemic, which included decreased occupancy for restaurants and limits placed on mass gatherings and large community events, continued to have an impact on our operations. Food and beverages sales related to banquets and conferences were not significant during the first quarter of 2021 as a result of the government mandated restrictions on gatherings and events.

Other net operating revenues related to the golf and related operations were approximately $2.6 million in the first quarter of 2021 compared to $2.3 million in the first quarter of 2020. Membership dues revenue was approximately $1.6 million in the first quarter of 2021 compared to $1.5 million in the first quarter of 2020. The increase in membership dues revenue was attributable to an increase in the number of members between periods. Net operating revenues related to room rental was approximately $0.5 million in the first quarter of 2021 compared to $0.3 million in the first quarter of 2020. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. In March 2020, the Company began experiencing cancellations of overnight room accommodations due to the COVID-19 pandemic. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.4 million in both the first quarter of 2021 and 2020. In March of 2020, government orders were issued in response to controlling the COVID-19 pandemic which required all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating late in the second quarter of 2020. Greens fees and associated cart rentals were approximately $0.1 million in both the first quarter of 2021 and 2020. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2021 and 2020.

Total cost of operations for the golf and related operations segment were $3.5 million in the first quarter of 2021 compared with $3.2 million in the first quarter of 2020. Cost of food, beverage and merchandise was approximately $0.6 million in the both the first quarter of 2021 and 2020. The decrease in food, beverage and merchandise costs as a percentage of the associated net operating revenues between periods is attributable to increased menu pricing. The cost of food, beverage and merchandise sales were approximately 44% of associated revenue in the first quarter of 2021 compared to 51% in the first quarter of 2020. Golf and related operations operating costs increased to approximately $2.9 million in the first quarter of 2021 compared with $2.6 million in the first quarter of 2020. The increase in operating costs between periods, primarily employee related costs, was directly attributable to the increased business operations during the first quarter of 2021 compared to the first quarter of 2020 as certain government mandates regarding restaurant operations were reduced or lifted.

The golf and related operations recorded income before income taxes of $0.2 million in the first quarter of 2021 compared with a loss before income taxes of $0.7 million in the first quarter of 2020. The change between periods was a result of higher net operating revenues and associated gross profit related to room rentals, food, beverage and merchandise sales and the gain on debt extinguishment of approximately $0.6 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

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

General Corporate Expenses

General corporate expenses were $0.8 million in both the first quarter of 2021 and 2020.

Interest Expense

Interest expense was approximately $0.3 million in both the first quarter of 2021 and 2020. During the first quarter of 2021, an increase in interest expense due to the higher average outstanding debt was offset by a lower weighted average interest rate on the outstanding borrowings. During the three months ended March 31, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.80% and 5.00%, respectively.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million in the first quarter of 2021 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.8 million in the first quarter of 2020. Avalon recorded a state income tax provision in both the first quarter of 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision (benefit) on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

Financial impact of COVID-19 pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. As a result, the federal and state governmental bodies have taken unprecedented measures to try and control the spread of the virus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events. The duration of the outbreak still remains unclear.

During both the three months ended March 31, 2021 and 2020, the various governmental orders issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurant operations have government mandated occupancy restrictions for in-house dining.  Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

We may continue to experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our operations will return to pre-pandemic demand or pricing. The Company engaged in efforts to reduce expenses, including reducing employee costs, through hiring freezes, headcount reductions and furloughs of employees. The Company subsequently rehired employees and utilized the proceeds obtained from the Paycheck Protection Program Loans as the government restrictions on certain business operations were reduced or lifted. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5 times the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during, at the borrowers election, either an 8 or 24 week covered period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable, at the borrowers election, in either 18 or 54 equal monthly installments commencing 10 months after the end of their covered period.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the entire balance of the loan proceeds in accordance with the Program’s guidelines using the 24 week loan forgiveness period and subsequently applied for forgiveness with the Small Business Administration.

During the fourth quarter of 2020, approximately $0.8 million of the loans and $4,000 of associated interest were forgiven by the Small Business Administration. During the three months ended March 31, 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

The Company anticipates the remaining loans, and associated interest, will be forgiven in the second or third quarter of 2021. In the event that the Small Business Administration does not forgive any or a portion of the loan, the Company will repay amounts that are not forgiven using an 18 month repayment schedule with payments scheduled to commence in the third quarter of 2021.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well.  The decision was appealed to the Supreme Court of Ohio on April 5, 2019.  Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company.  The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The Company is currently preparing for trial which is scheduled to occur in September and October 2021.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2021, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2021, the interest rate on the Line of Credit Agreement was 3.50%. No amounts were outstanding under the Line of Credit Agreement at March 31, 2021.

Borrowings under the Paycheck Protection Program that are not forgiven convert to a loan bearing interest at a fixed rate of 1.00% payable, at the borrowers election, in either 18 or 54 equal monthly installments commencing 10 months after the end of the covered period.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of legal proceedings.

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

On April 29, 2021, Avalon reported the voting results from the Annual Meeting held on April 29, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 13, 2021	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)