Form 10-Q
period 2021-06-30
AVALON HOLDINGS CORP
filed 2021-08-06
CIK 1061069

2021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 2, 2021.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net operating revenues:
Waste management services	$8,685	$9,088	$19,835	$20,221

Food, beverage and merchandise sales	3,283	1,361	4,624	2,396
Other golf and related operations	4,422	2,618	7,044	4,853
Total golf and related operations	7,705	3,979	11,668	7,249
Total net operating revenues	16,390	13,067	31,503	27,470

Costs and expenses:
Waste management services operating costs	6,969	7,211	15,670	16,080
Cost of food, beverage and merchandise	1,348	564	1,941	1,092
Golf and related operations operating costs	4,743	2,875	7,664	5,507
Depreciation and amortization expense	767	712	1,531	1,411
Selling, general and administrative expenses	2,536	1,927	4,816	4,159
Operating income (loss)	27	(222)	(119)	(779)

Other income (expense):
Interest expense	(291)	(304)	(588)	(611)
Gain on debt extinguishment	877	-	1,964	-
Other income, net	126	103	213	181
Income (loss) before income taxes	739	(423)	1,470	(1,209)

Provision for income taxes	15	24	58	68
Net income (loss)	724	(447)	1,412	(1,277)

Less net loss attributable to non-controlling interest in subsidiary	(18)	(12)	(46)	(29)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$742	$(435)	$1,458	$(1,248)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.19	$(0.11)	$0.37	$(0.32)
Diluted net income (loss) per share	$0.19	$(0.11)	$0.37	$(0.32)

Weighted average shares outstanding - basic	3,899	3,875	3,899	3,875
Weighted average shares outstanding - diluted	3,929	3,875	3,937	3,875

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$4,451	$4,210
Accounts receivable, less allowance for credit losses	9,038	8,744
Unbilled membership dues receivable	1,102	585
Inventories	1,234	910
Prepaid expenses	766	730
Other current assets	51	80
Total current assets	16,642	15,259

Property and equipment, net	51,856	51,299
Property and equipment under finance leases, net	5,734	5,735
Operating lease right-of-use assets	1,588	1,728
Restricted cash	2,856	3,885
Noncurrent deferred tax asset	8	8
Other assets, net	36	36
Total assets	$78,720	$77,950

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,097	$1,594
Current portion of obligations under finance leases	271	333
Current portion of obligations under operating leases	552	529
Accounts payable	8,581	9,097
Accrued payroll and other compensation	1,324	809
Accrued income taxes	59	43
Other accrued taxes	376	461
Deferred membership dues revenue	5,376	3,196
Other liabilities and accrued expenses	1,118	1,121
Total current liabilities	18,754	17,183

Long-term debt, net of current portion	19,946	21,941
Obligations under finance leases, net of current portion	502	560
Obligations under operating leases, net of current portion	1,036	1,199
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,199	59,196
Accumulated deficit	(20,684)	(22,142)
Total Avalon Holdings Corporation Shareholders' Equity	38,554	37,093
Non-controlling interest in subsidiary	(172)	(126)
Total equity	38,382	36,967
Total liabilities and equity	$78,720	$77,950

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2021	3,287,647	611,784	$33	$6	$59,197	$(21,426)	$37,810	$(154)	$37,656

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net income (loss)	-	-	-	-	-	742	742	(18)	724

Balance at June 30, 2021	3,287,647	611,784	$33	$6	$59,199	$(20,684)	$38,554	$(172)	$38,382

	For the Three Months Ended June 30, 2020

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2020	3,263,647	611,784	$33	$6	$59,148	$(22,969)	$36,218	$(83)	$36,135

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net loss	-	-	-	-	-	(435)	(435)	(12)	(447)

Balance at June 30, 2020	3,263,647	611,784	$33	$6	$59,150	$(23,404)	$35,785	$(95)	$35,690

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2021	3,287,647	611,784	$33	$6	$59,196	$(22,142)	$37,093	$(126)	$36,967

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net income (loss)	-	-	-	-	-	1,458	1,458	(46)	1,412

Balance at June 30, 2021	3,287,647	611,784	$33	$6	$59,199	$(20,684)	$38,554	$(172)	$38,382

	For the Six Months Ended June 30, 2020

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2020	3,263,647	611,784	$33	$6	$59,147	$(22,156)	$37,030	$(66)	$36,964

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net loss	-	-	-	-	-	(1,248)	(1,248)	(29)	(1,277)

Balance at June 30, 2020	3,263,647	611,784	$33	$6	$59,150	$(23,404)	$35,785	$(95)	$35,690

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,412	$(1,277)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	1,531	1,411
Amortization of debt issuance costs	21	21
Compensation costs - stock options	3	3
Provision for losses on accounts receivable	-	14
(Gain) loss from disposal of equipment	(3)	3
Gain on debt extinguishment	(1,964)	-
Change in operating assets and liabilities:
Accounts receivable	(294)	4,186
Unbilled membership dues receivable	(517)	(507)
Inventories	(324)	(259)
Prepaid expenses	(36)	166
Other assets, net	29	2
Accounts payable	(783)	(3,303)
Accrued payroll and other compensation	515	91
Accrued income taxes	16	(52)
Other accrued taxes	(85)	(182)
Deferred membership dues revenue	2,180	1,623
Other liabilities and accrued expenses	(3)	80
Net cash provided by operating activities	1,698	2,020

Cash flows from investing activities:
Capital expenditures	(1,820)	(2,316)
Proceeds from disposal of vehicle	3	-
Net cash used in investing activities	(1,817)	(2,316)

Cash flows from financing activities:
Proceeds under Paycheck Protection Program loans	-	2,765
Principal payments on term loan facilities	(549)	(522)
Principal payments on finance lease obligations	(120)	(115)
Net cash provided by (used in) financing activities	(669)	2,128

Increase (decrease) in cash, cash equivalents and restricted cash	(788)	1,832
Cash, cash equivalents and restricted cash at beginning of period	8,095	8,631
Cash, cash equivalents and restricted cash at end of period	$7,307	$10,463

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$267	$245
Significant non-cash operating and financing activities:
Interest forgiven from Paycheck Protection Program loans	$17	$-
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$67	$266
Finance lease obligations incurred	$-	$391

Cash paid during the period for interest	$574	$585
Cash paid during the period for income taxes	$42	$120

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2021, and the results of its operations and cash flows for the interim periods presented.

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

The coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") adversely impacted our financial position, results of operations, and cash flows during the six months ended June 30, 2020. As a result of the government mandates being subsequently lifted, the COVID-19 pandemic had a limited impact on our results of operations during the six months ended June 30, 2021. Due to the ongoing uncertainty of COVID-19, we cannot predict the future impact that the pandemic may have on our financial condition, results of operations or cash flows.

Note 3. COVID-19 Coronavirus Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. As a result, the federal and state governmental bodies began taking unprecedented measures to try and control the spread of the virus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events.

During the six months ended June 30, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Note 4. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the adoption of this pronouncement and does not expect the adoption to have an impact on the Company's financial position, results of operations or financial disclosures.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$4,451	$4,210
Restricted cash	2,856	3,885
Cash, cash equivalents and restricted cash	$7,307	$8,095

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 16). Due to the suspension of the salt water injection wells, there were no operating revenues for both the three and six months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021 and 2020, the net operating revenues related to waste management services represented approximately 53% and 70%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2021 and 2020, the net operating revenues related to waste management services represented approximately 63% and 74%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2021, one customer accounted for 11% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the six months ended June 30, 2020, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

For the three months ended June 30, 2021 and 2020, the net operating revenues related to the golf and related operations represented approximately 47% and 30%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2021 and 2020, the net operating revenues related to the golf and related operations represented approximately 37% and 26%, respectively, of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2021 and 2020, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2021 and 2020 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Waste management and brokerage services	$8,078	$8,501	$18,629	$19,026
Captive landfill management operations	607	587	1,206	1,195
Total waste management services revenues	8,685	9,088	19,835	20,221
Food, beverage and merchandise sales	3,283	1,361	4,624	2,396
Membership dues revenue	1,661	1,496	3,268	3,018
Room rental revenue	1,126	321	1,614	593
Greens fees and cart rental revenue	917	613	1,003	666
Tennis lesson revenue	92	24	224	141
Other revenue	626	164	935	435
Total golf and related operations revenue	7,705	3,979	11,668	7,249
Total net operating revenues	$16,390	$13,067	$31,503	$27,470

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At June 30, 2021 and December 31, 2020, accounts receivable, net, related to our waste management services segment were approximately $7.1 million and $7.9 million, respectively. At June 30, 2021, one customer accounted for approximately 19% of the waste management services segment’s receivables and 15% of the consolidated receivables. At December 31, 2020 no one customer accounted for 10% or more of Avalon’s waste management services segment or consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.9 million and $0.8 million at June 30, 2021 and December 31, 2020, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2021 or December 31, 2020.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at June 30, 2021 and December 31, 2020.

The following table presents changes in our allowance for credit losses during the three and six months ended June 30, 2021 and 2020 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended June 30, 2021	$260	$6	$(16)	$250
Three months ended June 30, 2020	$277	$9	$(15)	$271

Six months ended June 30, 2021	$265	$-	$(15)	$250
Six months ended June 30, 2020	$275	$14	$(18)	$271

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.1 million at June 30, 2021 and $0.6 million at December 31, 2020.

The following table presents changes in our contract assets during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended June 30, 2021	$701	$980	$(579)	$1,102
Three months ended June 30, 2020	$813	$960	$(664)	$1,109

Six months ended June 30, 2021	$585	$1,565	$(1,048)	$1,102
Six months ended June 30, 2020	$602	$1,645	$(1,138)	$1,109

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.4 million at June 30, 2021 and $3.2 million at December 31, 2020, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.8 million at June 30, 2021 and $0.7 million at December 31, 2020.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended June 30, 2021	$4,122	$2,915	$(1,661)	$5,376
Three months ended June 30, 2020	$4,018	$2,254	$(1,496)	$4,776

Six months ended June 30, 2021	$3,196	$5,448	$(3,268)	$5,376
Six months ended June 30, 2020	$3,153	$4,641	$(3,018)	$4,776

Customer advance deposits
Three months ended June 30, 2021	$752	$479	$(447)	$784
Three months ended June 30, 2020	$630	$140	$(118)	$652

Six months ended June 30, 2021	$674	$711	$(601)	$784
Six months ended June 30, 2020	$553	$395	$(296)	$652

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

Property and equipment at June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Land and land improvements	$15,256	$15,150
Buildings and improvements	47,899	47,026
Machinery and equipment	5,659	5,469
Office furniture and fixtures	8,436	8,000
Vehicles	661	677
Construction in progress	1,282	1,086
	79,193	77,408
Less accumulated depreciation and amortization	(27,337)	(26,109)
Property and equipment, net	$51,856	$51,299

At June 30, 2021, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first six months of 2021 and 2020, no triggering events were present.

Note 8. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.7 years. The weighted average remaining lease term on operating leases was approximately 3.4 years at June 30, 2021.

During the six months of 2021, the Company entered into new operating lease agreements for a facility and golf cart GPS equipment. The Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $67,000. During the first six months of 2020, the Company entered into a new operating lease agreement for hotel furniture. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $266,000.

Leased property and associated obligations under operating leases at June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Operating lease right-of-use assets	$1,588	$1,728

Current portion of obligations under operating leases	$552	$529
Long-term portion of obligations under operating leases	1,036	1,199
Total obligations under operating leases	$1,588	$1,728

The weighted average discount rate on operating leases was 4.7% at June 30, 2021 and December 31, 2020.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2021 there were approximately 32.3 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At June 30, 2021, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 3.9 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.7 years at June 30, 2021.

Leased property and associated obligations under finance leases at June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Leased property under finance leases	$12,391	$12,112
Less accumulated amortization	(6,657)	(6,377)
Leased property under finace leases, net	$5,734	$5,735

Current portion of obligations under finance leases	$271	$333
Long-term portion of obligations under finance leases	502	560
Total obligations under finance leases	$773	$893

The weighted average discount rate on finance leases was 4.8% at June 30, 2021 and 4.5% at December 31, 2020.

For the three and six months ended June 30, 2021 and 2020, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost:
Rental expense	$208	$196	$292	$285

Finance lease cost:
Depreciation expense	$139	$137	$280	$268
Interest expense	11	10	24	21
Total finance lease cost	$150	$147	$304	$289

For the twelve months ending June 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2022	$302	$610	$912
2023	148	491	639
2024	109	332	441
2025	99	173	272
2026	15	102	117
Thereafter	405	-	405
Total lease payments	1,078	1,708	2,786
Less imputed interest	305	120	425
Total	773	1,588	2,361
Less: current portion of obligations under leases	271	552	823
Long-term portion of obligations under leases	$502	$1,036	$1,538

Note 9. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and six months ended June 30, 2021, the weighted average number of common shares outstanding was 3,899,431. For both the three and six months ended June 30, 2020, the weighted average number of common shares outstanding was 3,875,431.

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

For the three and six months ended June 30, 2021, the diluted weighted average number of shares outstanding was 3,928,971 and 3,936,854, respectively.

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

Note 10. Term Loans and Line of Credit Agreements

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At June 30, 2021 and December 31, 2020, loan proceeds of $2.9 million and $3.9 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at June 30, 2021 and December 31, 2020.

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

No amounts were drawn under the Line of Credit Agreement at June 30, 2021 and December 31, 2020. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2021, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2021 and December 31, 2020.

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

The Company accounted for the loans in accordance with ASC 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

During the fourth quarter of 2020, approximately $0.8 million of the loans and $4,000 of associated interest were forgiven by the Small Business Administration. During the first quarter of 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration and, during the second quarter of 2021, the remaining $0.9 million of the loans and $9,000 of associated interest were forgiven by the Small Business Administration.

During the three months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.92% and 4.67%, respectively. During the six months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.86% and 4.82%, respectively.

Obligations under the Company’s debt agreements at June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$21,395	$(352)	$21,043
Less current portion	1,139	(42)	1,097
Long-term debt	$20,256	$(310)	$19,946

	December 31, 2020
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$21,944	$(373)	$21,571
Paycheck Protection Program Loans	1,964	-	1,964
Total	23,908	(373)	23,535
Less current portion	1,636	(42)	1,594
Long-term debt	$22,272	$(331)	$21,941

For the twelve months ending June 30, future maturities of long-term debt are as follows (in thousands):

2022	$1,139
2023	1,197
2024	1,258
2025	1,323
2026	1,390
Thereafter	15,088
Total	$21,395

Note 11. Income Taxes

During the three months ended June 30, 2021, net income attributable to Avalon Holdings Corporation shareholders was $0.7 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $0.4 million during the three months ended June 30, 2020. During the six months ended June 30, 2021, net income attributable to Avalon Holdings Corporation shareholders was $1.5 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $1.2 million during the six months ended June 30, 2020. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

In March 2021, unexercised options to purchase 190,000 shares previously granted under the 2009 Plan expired as the options were not exercised within ten years after the grant date. At June 30, 2021, options to purchase 90,000 shares have been granted under the 2009 Plan. Of these, 36,000 shares have been exercised, and options for 54,000 shares remain outstanding.

The following table is a summary of the stock option activity during 2021:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2021	244,000	2.66	1.03
Options granted	-	-	-
Options exercised	-	-	-
Options expired	(190,000)	2.89	1.20
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2021	54,000	$1.83	$0.43
Options Vested	54,000	$1.83	$0.43
Exercisable at June 30, 2021	-	$-	$-

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

Compensation costs were approximately $2,000 for both the three month periods ended June 30, 2021 and 2020, and $3,000 for both the six month periods ended June 30, 2021 and 2020, based upon the estimated grant date fair value calculations. As of June 30, 2021, there was approximately $10,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.92 years.

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

For the six months ended June 30, 2021, one customer accounted for 11% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the six months ended June 30, 2020, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2020 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net operating revenues from:
Waste management services:
External customer revenues	$8,685	$9,088	$19,835	$20,221
Intersegment revenues	-	-	-	-
Total waste management services	8,685	9,088	19,835	20,221

Golf and related operations:
External customer revenues	7,705	3,979	11,668	7,249
Intersegment revenues	9	2	17	30
Total golf and related operations	7,714	3,981	11,685	7,279

Segment operating revenues	16,399	13,069	31,520	27,500
Intersegment eliminations	(9)	(2)	(17)	(30)
Total net operating revenues	$16,390	$13,067	$31,503	$27,470

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes:
Waste management services	$676	$807	$1,819	$1,855
Golf and related operations	1,626	(186)	1,826	(917)
Segment income before income taxes	2,302	621	3,645	938
Corporate interest expense	(280)	(293)	(563)	(590)
Corporate gain on debt extinguishment	-	-	502	-
Corporate other income, net	7	11	8	13
General corporate expenses	(1,290)	(762)	(2,122)	(1,570)
Income (loss) before income taxes	$739	$(423)	$1,470	$(1,209)

Gain on debt extinguishment:
Waste management services	$-	$-	$-	$-
Golf and related operations	877	-	1,462	-
Corporate	-	-	502	-
Total gain on debt extinguishment	$877	$-	$1,964	$-

	June 30,	December 31,
	2021	2020
Identifiable assets:
Waste management services	$31,862	$31,875
Golf and related operations	59,768	57,863
Corporate	58,423	59,425
Subtotal	150,053	149,163
Elimination of intersegment receivables	(71,333)	(71,213)
Total	$78,720	$77,950

Total assets of the waste management services segment were approximately $31.9 million at both June 30, 2021 and December 31, 2020. The decrease in waste management services accounts receivable were offset by an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $1.9 million was primarily due to an increase in accounts receivable and capital expenditures related to The Grand Resort and Avalon Field Club at New Castle partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $1.0 million is primarily due to a decrease in restricted cash utilized for the expansion of The Grand Resort and Avalon Field Club at New Castle and intersegment transactions, which are eliminated in consolidation partially offset by an increase in operating cash and cash equivalents.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2021 and December 31, 2020, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

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

In March 2021, Avalon made a capital contribution of approximately $0.3 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. At June 30, 2021, Avalon owns 100% of Avalon Med Spa, LLC. Avalon Med Spa, LLC has not provided services as of June 30, 2021 but incurred operating costs of less than $0.1 million. The operating results are included in Avalon’s golf and related operations segment.

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

Liquidity and Capital Resources

For the six months ended June 30, 2021, Avalon utilized existing cash and cash provided by operations to meet operating needs and make required monthly payments on our term loan facility. Cash in our project fund account was utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

Financial Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. As a result, the federal and state governmental bodies began taking unprecedented measures to try and control the spread of the virus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events.

During the six months ended June 30, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

During the fourth quarter of 2020, approximately $0.8 million of the loans and $4,000 of associated interest were forgiven by the Small Business Administration. During the first quarter of 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration and, during the second quarter of 2021, the remaining $0.9 million of the loans and $9,000 of associated interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

Capital Expenditures

During the six months ended June 30, 2021, Avalon incurred capital expenditures of $2.1 million of which $1.8 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort and the clubhouse at Avalon Field Club at New Castle. During the six months ended June 30, 2020, Avalon incurred capital expenditures of $3.0 million of which $2.3 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort. In addition, approximately $0.4 million of such expenditures related to golf course maintenance equipment acquired under new finance lease agreements.

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

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At June 30, 2021 and December 31, 2020, loan proceeds of $2.9 million and $3.9 million, respectively, remained in the project fund account.

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at June 30, 2021 and December 31, 2020.

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

No amounts were drawn under the Line of Credit Agreement at June 30, 2021 and December 31, 2020. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2021, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2021 and December 31, 2020.

During the three months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.92% and 4.67%, respectively. During the six months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.86% and 4.82%, respectively.

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

Working Capital

At June 30, 2021 and December 31, 2020, there was a working capital deficit of approximately $2.1 million and $1.9 million, respectively. Working capital was negatively impacted primarily by an increase in deferred membership dues and accrued compensation. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues, inventory and a decrease in accounts payable and the current portion of the Paycheck Protection Program loans that were forgiven by the Small Business Administration.

Accounts receivable increased to $9.0 million at June 30, 2021 compared with $8.7 million at December 31, 2020. Accounts receivable related to the golf and related operations segment increased approximately $1.1 million at June 30, 2021 compared to December 31, 2020 due to the associated timing of annual membership renewals. The increase in accounts receivable related to our golf and related operations segment was partially offset by a decrease in accounts receivable related to our waste management services segment. Accounts receivable related to our waste management services segment decreased approximately $0.8 million at June 30, 2021 compared with December 31, 2020 as a result of the decline in net operating revenues in the second quarter of 2021 compared with the fourth quarter of 2020.

Accounts payable decreased to $8.6 million at June 30, 2021 compared to $9.1 million at December 31, 2020. The decrease in accounts payable was primarily due to a decrease in amounts due to disposal facilities and transportation carriers of the waste management services associated with the decrease in net operating revenues in the second quarter of 2021 compared to the fourth quarter of 2020 and the associated timing of those vendor payments in the ordinary course of business. The decrease in accounts payable related to our waste management services segment was partially offset by an increase in accounts payable related to our golf and related operations segment. Accounts payable related to the golf and related operations increased as a result of increased business operations during the second quarter of 2021 compared to the fourth quarter of 2020.

Deferred revenue relating to membership dues was approximately $5.4 million at June 30, 2021 compared to $3.2 million at December 31, 2020. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals, and to a lesser extent, an increase in members during 2021. The number of members at June 30, 2021 was 5,238 compared to 4,920 at December 31, 2020.

Accrued payroll and other compensation was approximately $1.3 million at June 30, 2021 compared to $0.8 million at December 31, 2020. The increase is due to the associated timing and accrual of employee payroll payments in the ordinary course of business.

Management believes that anticipated cash provided from future operations will be sufficient to meet operating requirements and make required monthly payments under our term loan facility. Depending on the continued duration the COVID-19 pandemic may have on our business, if needed, Avalon will take all available actions to fund operating requirements including borrowing from our existing line of credit.

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

Performance in the second quarter of 2021 compared with the second quarter of 2020

Overall Performance

Net operating revenues increased to $16.4 million in the second quarter of 2021 compared with $13.1 million in the second quarter of 2020. Net operating revenues of the waste management services segment decreased to approximately $8.7 million in the second quarter of 2021 compared to $9.1 million in the second quarter of 2020. Net operating revenues of the golf and related operations segment increased to approximately $7.7 million in the second quarter of 2021 compared to $4.0 million in the second quarter of 2020.

Total cost of operations related to the waste management services segment decreased to $7.0 million in the second quarter of 2021 compared with $7.2 million in the second quarter of 2020. The expiration of the managerial, consulting and clerical services contract in the third quarter of 2020, and associated operating costs under that contract, accounted for the primary decrease in the cost of operations for the waste management services segment.

Total cost of operations related to the golf and related operations segment increased to $6.1 million in the second quarter of 2021 compared to $3.4 million in the second quarter of 2020. The increase between periods was primarily a result of higher employee related costs and product costs associated with the increased business operations as certain restrictions and mandated shut downs associated with the COVID-19 pandemic were reduced and subsequently lifted.

Depreciation and amortization expense was approximately $0.8 million in the second quarter of 2021 compared to $0.7 million in the second quarter of 2020. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses increased to approximately $2.5 million in the second quarter of 2021 compared to $1.9 million in the second quarter of 2020 primarily due to higher employee related costs which included employee incentives paid in the second quarter of 2021.

Gain on debt extinguishment was approximately $0.9 million in the second quarter of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.3 million in both the second quarter of 2021 and 2020. During the second quarter of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.92% and 4.67%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million, or $0.19 per share, in the second quarter of 2021 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.4 million, or $0.11 per share, in the second quarter of 2020.

Segment Performance

Segment performance should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment were approximately $8.7 million in the second quarter of 2021 compared to $9.1 million in the second quarter of 2020. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $8.1 million in the second quarter of 2021 compared to $8.5 million in the second quarter of 2020. Continuous work of the waste disposal brokerage business increased approximately $0.1 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $4.8 million in the second quarter of 2021 compared with $4.7 million in the second quarter of 2020. Event work net operating revenues were approximately $3.3 million in both the second quarter of 2021 and 2020. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Net operating revenue relating to managerial, consulting and clerical services, which was performed for one customer, was entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services were approximately $0.5 million in the second quarter of 2020. The managerial, consulting and clerical contract expired in the third quarter of 2020.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in both the second quarter of 2021 and 2020. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $7.0 million in the second quarter of 2021 compared with $7.2 million in the second quarter of 2020. The primary decrease in the cost of operations between periods for the waste management services segment is due to the expiration of the managerial, consulting and clerical services contract and the associated operating costs under that contract. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the second quarter of 2021 compared to 21% in the second quarter of 2020. The decrease was due to lower gross profit from both continuous and event work projects during the second quarter of 2021. The decrease in the overall gross margin percentage was partially offset by the expiration of the managerial, consulting and clerical services contract which generated a low gross margin percentage.

Income before income taxes for the waste management services segment were approximately $0.7 million in the second quarter of 2021 compared to $0.8 million in the second quarter of 2020. Income before income taxes of the waste brokerage and management services business was approximately $0.6 million in the second quarter of 2021 compared to $0.7 million in the second quarter of 2020. The decreased income before taxes was primarily attributable to the decreased net operating revenues and associated gross margin related to both continuous and event work projects during the second quarter of 2021 compared to the second quarter of 2020. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the second quarter of 2021 and 2020. During both the second quarter of 2021 and 2020 the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $7.7 million in the second quarter of 2021 compared to $4.0 million in the second quarter of 2020. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $3.3 million in the second quarter of 2021 compared to $1.4 million in the second quarter of 2020. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity. The government restrictions issued in response to control the COVID-19 pandemic, which included decreased occupancy for restaurants and limits placed on mass gatherings and large community events, significantly impacted on our operations during the second quarter of 2020. Food and beverages sales related to banquets and conferences were not significant during the second quarter of 2020 as a result of the government mandated restrictions on gatherings and events.

Other net operating revenues related to the golf and related operations were approximately $4.4 million in the second quarter of 2021 compared to $2.6 million in the second quarter of 2020. Membership dues revenue was approximately $1.7 million in the second quarter of 2021 compared to $1.5 million in the second quarter of 2020. The increase in membership dues revenue was attributable to an increase in the average number of members between periods. Net operating revenues related to room rental was approximately $1.1 million in the second quarter of 2021 compared to $0.3 million in the second quarter of 2020. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. During the second quarter of 2020, the Company experienced significant cancellations of overnight room accommodations due to the COVID-19 pandemic. Greens fees and associated cart rentals were approximately $0.9 million in the second quarter of 2021 compared to $0.6 million in the second quarter of 2020. The increase in greens fees and associated cart rental during the second quarter of 2021 compared to the second quarter of 2020 was due to an increase in the number of golf rounds played. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.7 million in the second quarter of 2021 compared to $0.2 million in the second quarter of 2020. In March of 2020, government orders were issued in response to controlling the COVID-19 pandemic which required all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating late in the second quarter of 2020.

Total cost of operations for the golf and related operations segment were $6.1 million in the second quarter of 2021 compared with $3.4 million in the second quarter of 2020. Cost of food, beverage and merchandise was approximately $1.3 million in the second quarter of 2021 compared to $0.6 million in the second quarter of 2020. The increase in food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations. The cost of food, beverage and merchandise sales was approximately 41% of associated revenue in both the second quarter of 2021 and 2020. Golf and related operations operating costs increased to approximately $4.7 million in the second quarter of 2021 compared with $2.8 million in the second quarter of 2020. The increase in operating costs between periods, primarily employee related costs, was directly attributable to the increased business operations during the second quarter of 2021 compared to the second quarter of 2020 as certain government mandates regarding restaurant operations were reduced and subsequently lifted.

The golf and related operations recorded income before income taxes of $1.6 million in the second quarter of 2021 compared with a loss before income taxes of $0.2 million in the second quarter of 2020. The change between periods was a result of higher net operating revenues and associated gross profit related to room rentals, greens fees and related cart rental, food, beverage and merchandise sales and the gain on debt extinguishment of approximately $0.9 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

General Corporate Expenses

General corporate expenses were $1.3 million in the second quarter of 2021 compared to $0.8 million in the second quarter of 2020. The increase was primarily attributable to higher employee related costs which included employee incentives paid in the second quarter of 2021.

Interest Expense

Interest expense was approximately $0.3 million in both the second quarter of 2021 and 2020. During the second quarter of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.92% and 4.67%, respectively.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million in the second quarter of 2021 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.4 million in the second quarter of 2020. Avalon recorded a state income tax provision in both the second quarter of 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision (benefit) on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2021 compared with the first six months of 2020

Overall Performance

Net operating revenues increased to $31.5 million in the first six months of 2021 compared with $27.5 million in the first six months of 2020. Net operating revenues of the waste management services segment decreased to approximately $19.8 million in the first six months of 2021 compared to $20.2 million in the first six months of 2020. Net operating revenues of the golf and related operations segment increased to approximately $11.7 million in the first six months of 2021 compared to $7.3 million in the first six months of 2020.

Total cost of operations related to the waste management services segment decreased to $15.7 million in the first six months of 2021 compared with $16.1 million in the first six months of 2020. The expiration of the managerial, consulting and clerical services contract in the third quarter of 2020, and associated operating costs under that contract, accounted for the primary decrease in the cost of operations for the waste management services segment.

Total cost of operations related to the golf and related operations segment increased to $9.6 million in the first six months of 2021 compared to $6.6 million in the first six months of 2020. The increase between periods was primarily a result of higher employee related costs and product costs associated with the increased business operations as certain restrictions and mandated shut downs associated with the COVID-19 pandemic were reduced and subsequently lifted.

Depreciation and amortization expense was approximately $1.5 million in the first six months of 2021 compared to $1.4 million in the first six months of 2020. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses increased to approximately $4.8 million in the first six months of 2021 compared to $4.2 million in the first six months of 2020 primarily due to higher employee related costs which included employee incentives paid in the second quarter of 2021.

Gain on debt extinguishment was approximately $2.0 million in the first six months of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.6 million in both the first six months of 2021 and 2020. During the first six months of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the six months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.86% and 4.82%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.5 million, or $0.37 per share, in the first six months of 2021 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $1.2 million, or $0.32 per share, in the first six months of 2020.

Segment Performance

Segment performance should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment were approximately $19.8 million in the first six months of 2021 compared to $20.2 million in the first six months of 2020.

The net operating revenues of the waste disposal brokerage and management services business were approximately $18.6 million in the first six months of 2021 compared to $19.0 million in the first six months of 2020. Continuous work of the waste disposal brokerage business increased approximately $0.9 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $11.7 million in the first six months of 2021 compared with $10.8 million in the first six months of 2020. Event work net operating revenues related to multiple projects decreased by approximately $0.5 million during the first six months of 2021 when compared to the first six months of 2020. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $6.9 million in the first six months of 2021 compared with $7.4 million in the first six months of 2020. Net operating revenue relating to managerial, consulting and clerical services, which was performed for one customer, was entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services were approximately $0.8 million in the first six months of 2020. The managerial, consulting and clerical contract expired in the third quarter of 2020.

The net operating revenues of the captive landfill management operations were approximately $1.2 million in both the first six months of 2021 and 2020. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $15.7 million in the first six months of 2021 compared with $16.1 million in the first six months of 2020. The primary decrease in the cost of operations between periods for the waste management services segment is due to the expiration of the managerial, consulting and clerical services contract and associated operating costs under that contract. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first six months of 2021 compared to 20% in the first six months of 2020. The increase in the overall gross margin percentage was due to higher gross profit continuous work during the first six months of 2021 and the expiration of the managerial, consulting and clerical services contract which generated a low gross margin percentage.

Income before income taxes for the waste management services segment were approximately $1.8 million in the first six months of 2021 compared to $1.9 million in the first six months of 2020. Income before income taxes of the waste brokerage and management services business was approximately $1.8 million in both the first six months of 2021 and 2020. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first six months of 2021 and 2020. During both the first six months of 2021 and 2020 the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $11.7 million in the first six months of 2021 compared to $7.3 million in the first six months of 2020.

Food, beverage and merchandise sales increased to approximately $4.6 million in the first six months of 2021 compared to $2.4 million in the first six months of 2020. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity. The government restrictions issued in response to control the COVID-19 pandemic, which included decreased occupancy for restaurants and limits placed on mass gatherings and large community events, significantly impacted on our operations during the first six months of 2020. Food and beverages sales related to banquets and conferences were not significant during the first six months of 2020 as a result of the government mandated restrictions on gatherings and events.

Other net operating revenues related to the golf and related operations were approximately $7.1 million in the first six months of 2021 compared to $4.9 million in the first six months of 2020. Membership dues revenue was approximately $3.3 million in the first six months of 2021 compared to $3.0 million in the first six months of 2020. The increase in membership dues revenue was attributable to an increase in the average number of members between periods. Net operating revenues related to room rental was approximately $1.6 million in the first six months of 2021 compared to $0.6 million in the first six months of 2020. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. During the first six months of 2020, the Company experienced cancellations of overnight room accommodations due to the COVID-19 pandemic. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $1.2 million in the first six months of 2021 compared to $0.6 million in the first six months of 2020. In March of 2020, government orders were issued in response to controlling the COVID-19 pandemic which required all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating late in the second quarter of 2020. Greens fees and associated cart rentals were approximately $1.0 million in the first six months of 2021 compared to $0.7 million in the first six months of 2020. The increase in greens fees and associated cart rental during the first six months of 2021 compared to the first six months of 2020 was due to an increase in the number of golf rounds played. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2021 and 2020.

Total cost of operations for the golf and related operations segment were $9.6 million in the first six months of 2021 compared with $6.6 million in the first six months of 2020. Cost of food, beverage and merchandise was approximately $1.9 million in the first six months of 2021 compared to $1.1 million in the first six months of 2020. The increase in food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations. The decrease in food, beverage and merchandise costs as a percentage of the associated net operating revenues between periods is attributable to increased menu pricing. The cost of food, beverage and merchandise sales were approximately 42% of associated revenue in the first six months of 2021 compared to 46% in the first six months of 2020. Golf and related operations operating costs increased to approximately $7.7 million in the first six months of 2021 compared with $5.5 million in the first six months of 2020. The increase in operating costs between periods, primarily employee related costs, was directly attributable to the increased business operations during the first six months of 2021 compared to the first six months of 2020 as certain government mandates regarding restaurant operations were reduced and subsequently lifted.

The golf and related operations recorded income before income taxes of $1.8 million in the first six months of 2021 compared with a loss before income taxes of $0.9 million in the first six months of 2020. The change between periods was a result of higher net operating revenues and associated gross profit related to room rentals, greens fees and related cart rental, food, beverage and merchandise sales and the gain on debt extinguishment of approximately $1.5 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

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

General Corporate Expenses

General corporate expenses were $2.1 million in the first six months of 2021 compared to $1.6 million in the first six months of 2020. The increase was primarily attributable to higher employee related costs which included employee incentives paid in the second quarter of 2021.

Interest Expense

Interest expense was approximately $0.6 million in both the first six months of 2021 and 2020. During the first six months of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the six months ended June 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.86% and 4.82%, respectively.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $1.5 million in the first six months of 2021 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $1.2 million in the first six months of 2020. Avalon recorded a state income tax provision in both the first six months of 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision (benefit) on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

Financial impact of COVID-19 pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. As a result, the federal and state governmental bodies began taking unprecedented measures to try and control the spread of the virus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events.

During the six months ended June 30, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may continue to impose additional restrictions, which could include additional shutdowns, to stop the spread of infection. These additional restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

During the fourth quarter of 2020, approximately $0.8 million of the loans and $4,000 of associated interest were forgiven by the Small Business Administration. During the first quarter of 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration and, during the second quarter of 2021, the remaining $0.9 million of the loans and $9,000 of associated interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

Government regulations

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club as of June 30, 2021, the ability to retain current members and attract new members has been an ongoing challenge. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2021, the interest rate on the Line of Credit Agreement was 3.50%. No amounts were outstanding under the Line of Credit Agreement at June 30, 2021.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)

Exhibit 101.SCH Inline XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act, as amended, or otherwise subject to liability under those sections.

(b)	Reports on Form 8-K

On April 29, 2021, Avalon reported the voting results from the Annual Meeting held on April 29, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 6, 2021	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)