Form 10-Q
period 2021-09-30
AVALON HOLDINGS CORP
filed 2021-11-12
CIK 1061069

2021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 5, 2021.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net operating revenues:
Waste management services	$11,444	$9,326	$31,279	$29,547
Food, beverage and merchandise sales	3,984	2,851	8,608	5,247
Other golf and related operations	5,873	4,448	12,917	9,301
Total golf and related operations	9,857	7,299	21,525	14,548
Total net operating revenues	21,301	16,625	52,804	44,095

Costs and expenses:
Waste management services operating costs	9,385	7,393	25,055	23,473
Cost of food, beverage and merchandise	1,657	1,092	3,598	2,184
Golf and related operations operating costs	5,692	4,270	13,356	9,777
Depreciation and amortization expense	777	741	2,308	2,152
Selling, general and administrative expenses	2,743	2,110	7,559	6,269
Operating income	1,047	1,019	928	240

Other income (expense):
Interest expense	(290)	(302)	(878)	(913)
Gain on debt extinguishment	-	-	1,964	-
Other income, net	85	83	298	264
Income (loss) before income taxes	842	800	2,312	(409)

Provision for income taxes	27	27	85	95
Net income (loss)	815	773	2,227	(504)

Less net loss attributable to non-controlling interest in subsidiaries	(168)	(8)	(214)	(37)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$983	$781	$2,441	$(467)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.25	$0.20	$0.63	$(0.12)
Diluted net income (loss) per share	$0.25	$0.20	$0.62	$(0.12)

Weighted average shares outstanding - basic	3,899	3,875	3,899	3,875
Weighted average shares outstanding - diluted	3,931	3,875	3,935	3,875

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$4,106	$4,210
Accounts receivable, less allowance for credit losses	9,919	8,744
Unbilled membership dues receivable	839	585
Inventories	1,154	910
Prepaid expenses	751	730
Other current assets	66	80
Total current assets	16,835	15,259

Property and equipment, net	52,625	51,299
Property and equipment under finance leases, net	5,644	5,735
Operating lease right-of-use assets	1,354	1,728
Restricted cash	2,092	3,885
Noncurrent deferred tax asset	8	8
Other assets, net	36	36
Total assets	$78,594	$77,950

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,111	$1,594
Current portion of obligations under finance leases	178	333
Current portion of obligations under operating leases	540	529
Accounts payable	8,973	9,097
Accrued payroll and other compensation	1,226	809
Accrued income taxes	97	43
Other accrued taxes	428	461
Deferred membership dues revenue	4,422	3,196
Other liabilities and accrued expenses	1,042	1,121
Total current liabilities	18,017	17,183

Long-term debt, net of current portion	19,663	21,941
Obligations under finance leases, net of current portion	444	560
Obligations under operating leases, net of current portion	814	1,199
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,200	59,196
Accumulated deficit	(19,701)	(22,142)
Total Avalon Holdings Corporation Shareholders' Equity	39,538	37,093
Non-controlling interest in subsidiaries	18	(126)
Total equity	39,556	36,967
Total liabilities and equity	$78,594	$77,950

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2021

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at July 1, 2021	3,287,647	611,784	$33	$6	$59,199	$(20,684)	$38,554	$(172)	$38,382

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	358	358

Net income (loss)	-	-	-	-	-	983	983	(168)	815

Balance at September 30, 2021	3,287,647	611,784	$33	$6	$59,200	$(19,701)	$39,538	$18	$39,556

	For the Three Months Ended September 30, 2020

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2020	3,263,647	611,784	$33	$6	$59,150	$(23,404)	$35,785	$(95)	$35,690

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	781	781	(8)	773

Balance at September 30, 2020	3,263,647	611,784	$33	$6	$59,151	$(22,623)	$36,567	$(103)	$36,464

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2021

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2021	3,287,647	611,784	$33	$6	$59,196	$(22,142)	$37,093	$(126)	$36,967

Stock options - compensation costs	-	-	-	-	4	-	4	-	4

Investment in subsidiary from accredited investors	-	-	-	-	-	-	-	358	358

Net income (loss)	-	-	-	-	-	2,441	2,441	(214)	2,227

Balance at September 30, 2021	3,287,647	611,784	$33	$6	$59,200	$(19,701)	$39,538	$18	$39,556

	For the Nine Months Ended September 30, 2020

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2020	3,263,647	611,784	$33	$6	$59,147	$(22,156)	$37,030	$(66)	$36,964

Stock options - compensation costs	-	-	-	-	4	-	4	-	4

Net loss	-	-	-	-	-	(467)	(467)	(37)	(504)

Balance at September 30, 2020	3,263,647	611,784	$33	$6	$59,151	$(22,623)	$36,567	$(103)	$36,464

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$2,227	$(504)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	2,308	2,152
Amortization of debt issuance costs	31	31
Compensation costs - stock options	4	4
Provision for losses on accounts receivable	35	23
(Gain) loss from disposal of equipment	(3)	3
Gain on debt extinguishment	(1,964)	-
Change in operating assets and liabilities:
Accounts receivable	(1,210)	3,307
Unbilled membership dues receivable	(254)	(264)
Inventories	(244)	(221)
Prepaid expenses	(21)	(85)
Other assets, net	14	3
Accounts payable	(418)	(3,712)
Accrued payroll and other compensation	417	(5)
Accrued income taxes	54	(47)
Other accrued taxes	(33)	(72)
Deferred membership dues revenue	1,226	888
Other liabilities and accrued expenses	(79)	286
Net cash provided by operating activities	2,090	1,787

Cash flows from investing activities:
Capital expenditures	(3,249)	(3,207)
Proceeds from disposal of equipment	3	-
Net cash used in investing activities	(3,246)	(3,207)

Cash flows from financing activities:
Proceeds from subsidiary private placement offering	358	-
Proceeds under Paycheck Protection Program loans	-	2,765
Principal payments on term loan facilities	(828)	(787)
Principal payments on finance lease obligations	(271)	(276)
Net cash provided by (used in) financing activities	(741)	1,702

Increase (decrease) in cash, cash equivalents and restricted cash	(1,897)	282
Cash, cash equivalents and restricted cash at beginning of period	8,095	8,631
Cash, cash equivalents and restricted cash at end of period	$6,198	$8,913

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$294	$87
Significant non-cash operating and financing activities:
Interest forgiven from Paycheck Protection Program loans	$17	$-
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$67	$266
Finance lease obligations incurred	$-	$391

Cash paid during the period for interest	$851	$873
Cash paid during the period for income taxes	$31	$142

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2021, and the results of its operations and cash flows for the interim periods presented.

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

The coronavirus/COVID-19 pandemic (collectively referred to herein as "COVID-19") adversely impacted our financial position, results of operations, and cash flows during the nine months ended September 30, 2020. As a result of the government mandates being subsequently lifted, the COVID-19 pandemic had a limited impact on our results of operations during the nine months ended September 30, 2021. Due to the ongoing uncertainty of COVID-19, we cannot predict the future impact that the pandemic may have on our financial condition, results of operations or cash flows.

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

During the nine months ended September 30, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$4,106	$4,210
Restricted cash	2,092	3,885
Cash, cash equivalents and restricted cash	$6,198	$8,095

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 16). Due to the suspension of the salt water injection wells, there were no operating revenues for both the three and nine months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021 and 2020, the net operating revenues related to waste management services represented approximately 54% and 56%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2021 and 2020, the net operating revenues related to waste management services represented approximately 59% and 67%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2021, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the nine months ended September 30, 2020, no one customer individually accounted for 10% or more of Avalon’s waste management services segment revenues.

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

For the three months ended September 30, 2021 and 2020, the net operating revenues related to the golf and related operations represented approximately 46% and 44%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2021 and 2020, the net operating revenues related to the golf and related operations represented approximately 41% and 33%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2021 and 2020, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Waste management and brokerage services	$10,841	$8,792	$29,470	$27,818
Captive landfill management operations	603	534	1,809	1,729
Total waste management services revenues	11,444	9,326	31,279	29,547
Food, beverage and merchandise sales	3,984	2,851	8,608	5,247
Membership dues revenue	1,684	1,522	4,952	4,540
Room rental revenue	1,824	1,132	3,438	1,725
Greens fees and cart rental revenue	1,467	1,332	2,470	1,998
Tennis lesson revenue	79	72	303	213
Other revenue	819	390	1,754	825
Total golf and related operations revenue	9,857	7,299	21,525	14,548
Total net operating revenues	$21,301	$16,625	$52,804	$44,095

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2021 and December 31, 2020, accounts receivable, net, related to our waste management services segment were approximately $8.5 million and $7.9 million, respectively. At September 30, 2021, one customer accounted for approximately 21% of the waste management services segment’s receivables and 18% of the consolidated receivables. At December 31, 2020 no one customer accounted for 10% or more of Avalon’s waste management services segment or consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.4 million and $0.8 million at September 30, 2021 and December 31, 2020, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at September 30, 2021 or December 31, 2020.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at September 30, 2021 and December 31, 2020.

The following table presents changes in our allowance for credit losses during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Losses	Write-offs less Recoveries	Balance at End of Period
Allowance for credit losses
Three months ended September 30, 2021	$250	$35	$(18)	$267
Three months ended September 30, 2020	$271	$9	$(4)	$276

Nine months ended September 30, 2021	$265	$35	$(33)	$267
Nine months ended September 30, 2020	$275	$23	$(22)	$276

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at September 30, 2021 and $0.6 million at December 31, 2020.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Unbilled Membership Dues	Billings	Balance at End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2021	$1,102	$237	$(500)	$839
Three months ended September 30, 2020	$1,109	$305	$(548)	$866

Nine months ended September 30, 2021	$585	$1,802	$(1,548)	$839
Nine months ended September 30, 2020	$602	$1,950	$(1,686)	$866

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.4 million at September 30, 2021 and $3.2 million at December 31, 2020, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.7 million at September 30, 2021 and December 31, 2020.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2021	$5,376	$730	$(1,684)	$4,422
Three months ended September 30, 2020	$4,776	$787	$(1,522)	$4,041

Nine months ended September 30, 2021	$3,196	$6,178	$(4,952)	$4,422
Nine months ended September 30, 2020	$3,153	$5,428	$(4,540)	$4,041

Customer advance deposits
Three months ended September 30, 2021	$784	$588	$(688)	$684
Three months ended September 30, 2020	$652	$261	$(301)	$612

Nine months ended September 30, 2021	$674	$1,299	$(1,289)	$684
Nine months ended September 30, 2020	$553	$656	$(597)	$612

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

Property and equipment at September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Land and land improvements	$15,312	$15,150
Buildings and improvements	47,997	47,026
Machinery and equipment	5,708	5,469
Office furniture and fixtures	8,521	8,000
Vehicles	661	677
Construction in progress	2,408	1,086
	80,607	77,408
Less accumulated depreciation and amortization	(27,982)	(26,109)
Property and equipment, net	$52,625	$51,299

At September 30, 2021, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2021 and 2020, no triggering events were present.

Note 8. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.2 years. The weighted average remaining lease term on operating leases was approximately 3.0 years at September 30, 2021.

During the first nine months of 2021, the Company entered into new operating lease agreements for a facility and golf cart GPS equipment. The Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $67,000. During the first nine months of 2020, the Company entered into a new operating lease agreement for hotel furniture. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $266,000.

Leased property and associated obligations under operating leases at September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Operating lease right-of-use assets	$1,354	$1,728

Current portion of obligations under operating leases	$540	$529
Long-term portion of obligations under operating leases	814	1,199
Total obligations under operating leases	$1,354	$1,728

The weighted average discount rate on operating leases was 4.7% at September 30, 2021 and December 31, 2020.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2021 there were approximately 32.0 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2021, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 3.7 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.9 years at September 30, 2021.

Leased property and associated obligations under finance leases at September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Leased property under finance leases	$12,434	$12,112
Less accumulated amortization	(6,790)	(6,377)
Leased property under finance leases, net	$5,644	$5,735

Current portion of obligations under finance leases	$178	$333
Long-term portion of obligations under finance leases	444	560
Total obligations under finance leases	$622	$893

The weighted average discount rate on finance leases was 4.8% at September 30, 2021 and 4.5% at December 31, 2020.

For the three and nine months ended September 30, 2021 and 2020, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost:
Rental expense	$279	$235	$571	$520

Finance lease cost:
Depreciation expense	$133	$148	$413	$416
Interest expense	9	9	33	30
Total finance lease cost	$142	$157	$446	$446

For the twelve months ending September 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2022	$206	$591	$797
2023	132	427	559
2024	107	254	361
2025	55	159	214
2026	15	26	41
Thereafter	405	-	405
Total lease payments	920	1,457	2,377
Less: imputed interest	298	103	401
Total	622	1,354	1,976
Less: current portion of obligations under leases	178	540	718
Long-term portion of obligations under leases	$444	$814	$1,258

Note 9. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2021, the weighted average number of common shares outstanding was 3,899,431. For both the three and nine months ended September 30, 2020, the weighted average number of common shares outstanding was 3,875,431.

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

For the three months ended September 30, 2021, the diluted weighted average number of shares outstanding was 3,930,869. For the nine months ended September 30, 2021, the diluted weighted average number of shares outstanding was 3,934,838.

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

Note 10. Term Loans and Line of Credit Agreements

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2021 and December 31, 2020, loan proceeds of $2.1 million and $3.9 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” The then existing term loan and commercial mortgage agreements were terminated in conjunction with the New Term Loan Agreement.

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at September 30, 2021 and December 31, 2020.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (formerly Home Savings Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On August 17, 2021, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2023. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

No amounts were drawn under the Line of Credit Agreement at September 30, 2021 and December 31, 2020. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2021, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2021 and December 31, 2020.

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

During the three months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 5.00% and 4.57%, respectively. During the nine months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.91% and 4.74%, respectively.

Obligations under the Company’s debt agreements at September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$21,116	$(342)	$20,774
Less current portion	1,153	(42)	1,111
Long-term debt	$19,963	$(300)	$19,663

	December 31, 2020
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$21,944	$(373)	$21,571
Paycheck Protection Program Loans	1,964	-	1,964
Total	23,908	(373)	23,535
Less current portion	1,636	(42)	1,594
Long-term debt	$22,272	$(331)	$21,941

For the twelve months ending September 30, future maturities of long-term debt are as follows (in thousands):

2022	$1,153
2023	1,212
2024	1,274
2025	1,339
2026	1,408
Thereafter	14,730
Total	$21,116

Note 11. Income Taxes

During the three months ended September 30, 2021 and 2020, net income attributable to Avalon Holdings Corporation shareholders was $1.0 million and $0.8 million, respectively. During the nine months ended September 30, 2021, net income attributable to Avalon Holdings Corporation shareholders was $2.4 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $0.5 million during the nine months ended September 30, 2020. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

In March 2021, unexercised options to purchase 190,000 shares previously granted under the 2009 Plan expired as the options were not exercised within ten years after the grant date. At September 30, 2021, options to purchase 90,000 shares have been granted under the 2009 Plan. Of these, 36,000 shares have been exercised, and options for 54,000 shares remain outstanding.

The following table is a summary of the stock option activity during 2021:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2021	244,000	2.66	1.03
Options granted	-	-	-
Options exercised	-	-	-
Options expired	(190,000)	2.89	1.20
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2021	54,000	$1.83	$0.43
Options Vested	54,000	$1.83	$0.43
Exercisable at September 30, 2021	-	$-	$-

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

Compensation costs were approximately $1,000 for both the three month periods ended September 30, 2021 and 2020, and $4,000 for both the nine month periods ended September 30, 2021 and 2020, based upon the estimated grant date fair value calculations. As of September 30, 2021, there was approximately $8,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.67 years.

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

For the nine months ended September 30, 2021, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the nine months ended September 30, 2020, no one customer accounted for 10% of Avalon’s consolidated or reportable segment net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2020 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

Business segment information including the reconciliation of segment income before taxes to income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net operating revenues from:
Waste management services:
External customer revenues	$11,444	$9,326	$31,279	$29,547
Intersegment revenues	-	-	-	-
Total waste management services	11,444	9,326	31,279	29,547

Golf and related operations:
External customer revenues	9,857	7,299	21,525	14,548
Intersegment revenues	15	7	32	37
Total golf and related operations	9,872	7,306	21,557	14,585

Segment operating revenues	21,316	16,632	52,836	44,132
Intersegment eliminations	(15)	(7)	(32)	(37)
Total net operating revenues	$21,301	$16,625	$52,804	$44,095

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (loss) before income taxes:
Waste management services	$672	$855	$2,491	$2,710
Golf and related operations	1,412	1,018	3,238	101
Segment income before income taxes	2,084	1,873	5,729	2,811
Corporate interest expense	(282)	(293)	(845)	(883)
Corporate gain on debt extinguishment	-	-	502	-
Corporate other income, net	2	9	10	22
General corporate expenses	(962)	(789)	(3,084)	(2,359)
Income (loss) before income taxes	$842	$800	$2,312	$(409)

Gain on debt extinguishment:
Waste management services	$-	$-	$-	$-
Golf and related operations	-	-	1,462	-
Corporate	-	-	502	-
Total gain on debt extinguishment	$-	$-	$1,964	$-

	September 30,	December 31,
	2021	2020
Identifiable assets:
Waste management services	$32,624	$31,875
Golf and related operations	59,484	57,863
Corporate	56,835	59,425
Subtotal	148,943	149,163
Elimination of intersegment receivables	(70,349)	(71,213)
Total	$78,594	$77,950

In comparing total assets at September 30, 2021 with those at December 31, 2020, the increase in the total assets of the waste management services segment of approximately $0.7 million was primarily a result of an increase in accounts receivable and, to a lesser extent, an increase in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $1.6 million was primarily due to an increase in accounts receivable and capital expenditures related to The Grand Resort and Avalon Field Club at New Castle partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $2.6 million was primarily due to a decrease in restricted cash utilized for the expansion of The Grand Resort and Avalon Field Club at New Castle and intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2021 and December 31, 2020, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a variable interest entity, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $144,000 and $190,000, respectively. During the three and nine months ended September 30, 2020, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $8,000 and $37,000, respectively.

Avalon Med Spa, LLC

In March 2021, Avalon created a new Ohio limited liability company, Avalon Med Spa, LLC. Avalon Med Spa, LLC provides elective appearance improving nonsurgical aesthetic services under the supervision of a licensed physician. Avalon Med Spa, LLC, offers investment opportunities to accredited investors by selling membership units through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to purchase medical spa equipment and construct the facilities necessary for operation. Avalon operates and manages all decisions regarding the medical spa operations for a percentage of the gross revenues.

In 2021, Avalon made a capital contributions totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a variable interest entity, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was $24,000.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. The Company is currently awaiting judgment from the 11th Appellate District Court.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter is expected in early 2022.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2021, Avalon utilized existing cash and cash provided by operations to meet operating needs and make required monthly payments on our term loan facility. Cash in our project fund account was utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

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

During the nine months ended September 30, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

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

Capital Expenditures

During the nine months ended September 30, 2021, Avalon incurred capital expenditures of $3.5 million of which $3.2 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort and the clubhouse at Avalon Field Club at New Castle. During the nine months ended September 30, 2020, Avalon incurred capital expenditures of $3.7 million of which $3.2 million of such expenditures was paid to vendors during the period. Expenditures primarily related to the continued renovation and expansion of The Grand Resort. In addition, approximately $0.4 million of such expenditures related to golf course maintenance equipment acquired under new finance lease agreements.

In 2021 and 2020, The Grand Resort was in operation but still in the process of being renovated and expanded. The renovations and expansion include the renovation of existing hotel rooms and the addition of a new restaurant, bars, cigar lounge, salon and spa. Avalon’s aggregate capital expenditures in 2021 are expected to be in the range of $4.0 million to $4.5 million, funded with cash from our project fund account. Capital expenditures principally relate to the continued renovation and expansion of The Grand Resort, the clubhouse at Avalon Field Club at New Castle, building improvements and equipment purchases.

New Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2021 and December 31, 2020, loan proceeds of $2.1 million and $3.9 million, respectively, remained in the project fund account.

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the New Term Loan Agreement covenants at September 30, 2021 and December 31, 2020.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (formerly Home Savings Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On August 17, 2021, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2023. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

No amounts were drawn under the Line of Credit Agreement at September 30, 2021 and December 31, 2020. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2021, the interest rate on the Line of Credit Agreement was 3.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 5.00% and 4.57%, respectively. During the nine months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.91% and 4.74%, respectively.

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

Working Capital

At September 30, 2021 and December 31, 2020, there was a working capital deficit of approximately $1.2 million and $1.9 million, respectively. Working capital was positively impacted by an increase in accounts receivable, unbilled membership dues, inventory and a decrease in accounts payable and the current portion of the Paycheck Protection Program loans that were forgiven by the Small Business Administration. Working capital was negatively impacted by an increase in accrued payroll and other compensation and deferred membership dues revenue. Accounts receivable increased to $9.9 million at September 30, 2021 compared with $8.7 million at December 31, 2020. Accounts receivable related to the golf and related operations segment increased approximately $0.6 million at September 30, 2021 compared to December 31, 2020 due to the associated timing of annual membership renewals. In addition, accounts receivable related to our waste management services segment increased approximately $0.6 million at September 30, 2021 compared with December 31, 2020 as a result of the increase in net operating revenues in the third quarter of 2021 compared with the fourth quarter of 2020.

Accounts payable decreased to $9.0 million at September 30, 2021 compared to $9.1 million at December 31, 2020. The decrease in accounts payable was attributable to our waste management segment due to the associated timing of vendor payments in the ordinary course of business. The decrease in accounts payable related to our waste management services segment was partially offset by an increase in accounts payable related to our golf and related operations segment. Accounts payable related to the golf and related operations increased as a result of increased business operations during the third quarter of 2021 compared to the fourth quarter of 2020.

Deferred revenue relating to membership dues was approximately $4.4 million at September 30, 2021 compared to $3.2 million at December 31, 2020. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals, and to a lesser extent, an increase in members during 2021. The number of members at September 30, 2021 was 5,112 compared to 4,920 at December 31, 2020.

Accrued payroll and other compensation was approximately $1.2 million at September 30, 2021 compared to $0.8 million at December 31, 2020. The increase is due to the associated timing and accrual of employee payroll payments in the ordinary course of business.

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

Performance in the third quarter of 2021 compared with the third quarter of 2020

Overall Performance

Net operating revenues increased to $21.3 million in the third quarter of 2021 compared with $16.6 million in the third quarter of 2020. Net operating revenues of the waste management services segment were approximately $11.4 million in the third quarter of 2021 compared to $9.3 million in the third quarter of 2020. Net operating revenues of the golf and related operations segment were approximately $9.9 million in the third quarter of 2021 compared to $7.3 million in the third quarter of 2020.

Total cost of operations related to the waste management services segment increased to $9.4 million in the third quarter of 2021 compared with $7.4 million in the third quarter of 2020. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $7.3 million in the third quarter of 2021 compared to $5.4 million in the third quarter of 2020. The increase between periods was primarily a result of higher employee related costs and product costs associated with the increased business operations as certain restrictions and mandated shut downs associated with the COVID-19 pandemic were reduced and subsequently lifted.

Depreciation and amortization expense was approximately $0.8 million in the third quarter of 2021 compared to $0.7 million in the third quarter of 2020. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses increased to approximately $2.7 million in the third quarter of 2021 compared to $2.1 million in the third quarter of 2020 due to higher employee related costs, which included employee incentives paid in the third quarter of 2021, and an increase in legal and professional costs incurred primarily related to the salt water injection wells mandamus process.

Interest expense was approximately $0.3 million in both the third quarter of 2021 and 2020. During the third quarter of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 5.00% and 4.57%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.0 million, or $0.25 per share, in the third quarter of 2021 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.8 million, or $0.20 per share, in the third quarter of 2020.

Segment Performance

Segment performance should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment were approximately $11.4 million in the third quarter of 2021 compared to $9.3 million in the third quarter of 2020. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $10.8 million in the third quarter of 2021 compared to $8.8 million in the third quarter of 2020. Event work related to multiple projects increased by approximately $1.7 million during the third quarter of 2021 compared to the third quarter of 2020. Event work net operating revenues were approximately $5.4 million in the third quarter of 2021 compared to $3.7 million in the third quarter of 2020. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. In addition, continuous work of the waste disposal brokerage business increased approximately $0.4 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $5.4 million in the third quarter of 2021 compared with $5.0 million in the third quarter of 2020. Net operating revenue relating to managerial, consulting and clerical services, which was performed for one customer, was entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services were approximately $0.1 million in the third quarter of 2020. The managerial, consulting and clerical contract expired in the third quarter of 2020.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in the third quarter of 2021 compared to $0.5 million in the third quarter of 2020. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $9.4 million in the third quarter of 2021 compared with $7.4 million in the third quarter of 2020. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 18% in the third quarter of 2021 compared to 21% in the third quarter of 2020. The decrease was due to lower gross profit continuous and event work projects during the third quarter of 2021.

Income before income taxes for the waste management services segment were approximately $0.7 million in the third quarter of 2021 compared to $0.9 million in the third quarter of 2020. Income before income taxes of the waste brokerage and management services business was approximately $0.9 million in the third quarter of 2021 compared to $0.8 million in the third quarter of 2020. The increased income before taxes was primarily attributable to the increased net operating revenues and associated gross margin related to both continuous and event work projects during the third quarter of 2021 compared to the third quarter of 2020. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2021 and 2020. The salt water injection wells incurred a loss before income taxes of $0.3 million during the third quarter of 2021 compared to less than $0.1 million in the third quarter of 2020 due to legal and professional costs incurred relating to Avalon’s mandamus process.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $9.9 million in the third quarter of 2021 compared to $7.3 million in the third quarter of 2020. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $4.0 million in the third quarter of 2021 compared to $2.9 million in the third quarter of 2020. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity. The government restrictions issued in response to control the COVID-19 pandemic, which included decreased occupancy for restaurants and limits placed on mass gatherings and large community events, significantly impacted our operations during the third quarter of 2020. Food and beverages sales related to banquets and conferences were not significant during the third quarter of 2020 as a result of the government mandated restrictions on gatherings and events. During the third quarter of 2021, food and beverage sales related to banquets and conferences increased as a result of the lifting of certain government mandates placed on gatherings and events.

Other net operating revenues related to the golf and related operations were approximately $5.9 million in the third quarter of 2021 compared to $4.4 million in the third quarter of 2020. Membership dues revenue was approximately $1.7 million in the third quarter of 2021 compared to $1.5 million in the third quarter of 2020. The increase in membership dues revenue was attributable to an increase in both membership rates and the average number of members between periods. Net operating revenues related to room rental was approximately $1.8 million in the third quarter of 2021 compared to $1.1 million in the third quarter of 2020. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. During the third quarter of 2020, the Company experienced significant cancellations of overnight room accommodations due to the COVID-19 pandemic. Greens fees and associated cart rentals were approximately $1.5 million in the third quarter of 2021 compared to $1.3 million in the third quarter of 2020. The increase in greens fees and associated cart rental during the third quarter of 2021 compared to the third quarter of 2020 was due to an increase in the number of golf rounds played. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.9 million in the third quarter of 2021 compared to $0.5 million in the third quarter of 2020. The increase in other revenues was primarily attributable to an increase in salon and spa services between periods.

Total cost of operations for the golf and related operations segment were $7.3 million in the third quarter of 2021 compared with $5.4 million in the third quarter of 2020. Cost of food, beverage and merchandise was approximately $1.6 million in the third quarter of 2021 compared to $1.1 million in the third quarter of 2020. The increase in total food, beverage and merchandise costs between periods was due to both higher revenues from increased business operations and an increase in product costs. The cost of food, beverage and merchandise sales was approximately 42% of associated revenue in the third quarter of 2021 compared to 38% in the third quarter of 2020. Golf and related operations operating costs increased to approximately $5.7 million in the third quarter of 2021 compared with $4.3 million in the third quarter of 2020. The increase in operating costs between periods, primarily employee related costs, was directly attributable to the increased business operations during the third quarter of 2021 compared to the third quarter of 2020.

The golf and related operations recorded income before income taxes of $1.4 million in the third quarter of 2021 compared with income before income taxes of $1.0 million in the third quarter of 2020. The change between periods was a result of higher net operating revenues and associated gross profit related to room rentals, greens fees and related cart rental, food, beverage and merchandise sales.

General Corporate Expenses

General corporate expenses were $1.0 million in the third quarter of 2021 compared to $0.8 million in the third quarter of 2020. The increase was attributable to both higher employee related costs, which included employee incentives paid in the third quarter of 2021, and an increase in legal and professional fees.

Interest Expense

Interest expense was approximately $0.3 million in both the third quarter of 2021 and 2020. During the third quarter of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 5.00% and 4.57%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $1.0 million in the third quarter of 2021 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.8 million in the third quarter of 2020. Avalon recorded a state income tax provision in both the third quarter of 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2021 compared with the first nine months of 2020

Overall Performance

Net operating revenues increased to $52.8 million in the first nine months of 2021 compared with $44.1 million in the first nine months of 2020. Net operating revenues of the waste management services segment were approximately $31.3 million in the first nine months of 2021 compared to $29.5 million in the first nine months of 2020. Net operating revenues of the golf and related operations segment were approximately $21.5 million in the first nine months of 2021 compared to $14.6 million in the first nine months of 2020.

Total cost of operations related to the waste management services segment increased to $25.1 million in the first nine months of 2021 compared with $23.5 million in the first nine months of 2020. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $17.0 million in the first nine months of 2021 compared to $12.0 million in the first nine months of 2020. The increase between periods was primarily a result of higher employee related costs and product costs associated with the increased business operations as certain restrictions and mandated shut downs associated with the COVID-19 pandemic were reduced and subsequently lifted.

Depreciation and amortization expense was approximately $2.3 million in the first nine months of 2021 compared to $2.2 million in the first nine months of 2020. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses increased to approximately $7.6 million in the first nine months of 2021 compared to $6.3 million in the first nine months of 2020 primarily due to higher employee related costs, which included employee incentives paid in 2021, and an increase in legal and professional costs incurred, primarily related to the salt water injection wells mandamus process.

Gain on debt extinguishment was approximately $2.0 million in the first nine months of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.9 million in both the first nine months of 2021 and 2020. During the first nine months of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the nine months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.91% and 4.74%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $2.4 million, or $0.63 per share, in the first nine months of 2021 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.5 million, or $0.12 per share, in the first nine months of 2020.

Segment Performance

Segment performance should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment were approximately $31.3 million in the first nine months of 2021 compared to $29.5 million in the first nine months of 2020.

The net operating revenues of the waste disposal brokerage and management services business were approximately $29.5 million in the first nine months of 2021 compared to $27.8 million in the first nine months of 2020. Continuous work of the waste disposal brokerage business increased approximately $1.4 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $17.2 million in the first nine months of 2021 compared with $15.8 million in the first nine months of 2020. In addition, event work net operating revenues related to multiple projects increased by approximately $1.2 million during the first nine months of 2021 when compared to the first nine months of 2020. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $12.3 million in the first nine months of 2021 compared with $11.1 million in the first nine months of 2020. Net operating revenue relating to managerial, consulting and clerical services, which was performed for one customer, was entirely dependent on that customer’s needs. Net operating revenues related to managerial, consulting and clerical services were approximately $0.9 million in the first nine months of 2020. The managerial, consulting and clerical contract expired in the third quarter of 2020.

The net operating revenues of the captive landfill management operations were approximately $1.8 million in the first nine months of 2021 compared to $1.7 million in the first nine months of 2020. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $25.1 million in the first nine months of 2021 compared with $23.5 million in the first nine months of 2020. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the first nine months of 2021 compared to 21% in the first nine months of 2020. The decrease was due to lower gross profit continuous and event work projects during the third quarter of 2021.

Income before income taxes for the waste management services segment were approximately $2.5 million in the first nine months of 2021 compared to $2.7 million in the first nine months of 2020. Income before income taxes of the waste brokerage and management services business were approximately $2.6 million in both the first nine months of 2021 and 2020. Income before income taxes of the captive landfill operations were approximately $0.2 million in both the first nine months of 2021 and 2020. The salt water injection wells incurred a loss before income taxes of $0.3 million during the first nine month of 2021 compared to $0.1 million in the first nine months of 2020 due to legal and professional costs incurred relating to Avalon’s mandamus process.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $21.5 million in the first nine months of 2021 compared to $14.6 million in the first nine months of 2020.

Food, beverage and merchandise sales increased to approximately $8.6 million in the first nine months of 2021 compared to $5.3 million in the first nine months of 2020. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity. The government restrictions issued in response to control the COVID-19 pandemic, which included decreased occupancy for restaurants and limits placed on mass gatherings and large community events, significantly impacted on our operations during the first nine months of 2020. Food and beverages sales related to banquets and conferences were not significant during the first nine months of 2020 as a result of the government mandated restrictions on gatherings and events. During the nine months ended September 2021, food and beverage sales related to banquets and conferences increased as a result of the lifting of certain government mandates placed on gatherings and events.

Other net operating revenues related to the golf and related operations were approximately $12.9 million in the first nine months of 2021 compared to $9.3 million in the first nine months of 2020. Membership dues revenue was approximately $5.0 million in the first nine months of 2021 compared to $4.6 million in the first nine months of 2020. The increase in membership dues revenue was attributable to an increase in both membership rates and the average number of members between periods. Net operating revenues related to room rental was approximately $3.4 million in the first nine months of 2021 compared to $1.7 million in the first nine months of 2020. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. During the first nine months of 2020, the Company experienced cancellations of overnight room accommodations due to the COVID-19 pandemic. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $2.0 million in the first nine months of 2021 compared to $1.0 million in the first nine months of 2020. In March of 2020, government orders were issued in response to controlling the COVID-19 pandemic which required all nonessential business activities, including athletic, fitness, salon and spa activities to temporarily cease operations. These business activities were allowed to resume operating late in the second quarter of 2020. Greens fees and associated cart rentals were approximately $2.5 million in the first nine months of 2021 compared to $2.0 million in the first nine months of 2020. The increase in greens fees and associated cart rental during the first nine months of 2021 compared to the first nine months of 2020 was due to an increase in the number of golf rounds played. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2021 and 2020.

Total cost of operations for the golf and related operations segment were $17.0 million in the first nine months of 2021 compared with $12.0 million in the first nine months of 2020. Cost of food, beverage and merchandise was approximately $3.6 million in the first nine months of 2021 compared to $2.2 million in the first nine months of 2020. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations. The cost of food, beverage and merchandise sales was approximately 42% of associated revenue in the first nine months of 2021 and 2020. Golf and related operations operating costs increased to approximately $13.4 million in the first nine months of 2021 compared with $9.8 million in the first nine months of 2020. The increase in operating costs between periods, primarily employee related costs, was directly attributable to the increased business operations during the first nine months of 2021 compared to the first nine months of 2020 as certain government mandates regarding restaurant operations were reduced and subsequently lifted.

The golf and related operations recorded income before income taxes of $3.2 million in the first nine months of 2021 compared with net income before income taxes of $0.1 million in the first nine months of 2020. The change between periods was a result of higher net operating revenues and associated gross profit related to room rentals, greens fees and related cart rental, food, beverage and merchandise sales and the gain on debt extinguishment of approximately $1.5 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

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

General Corporate Expenses

General corporate expenses were $3.1 million in the first nine months of 2021 compared to $2.4 million in the first nine months of 2020. The increase was primarily attributable to higher employee related costs, which included employee incentives paid in 2021, and an increase in legal and professional fees.

Interest Expense

Interest expense was approximately $0.9 million in both the first nine months of 2021 and 2020. During the first nine months of 2021, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the nine months ended September 30, 2021 and 2020, the weighted average interest rate on outstanding borrowings was 4.91% and 4.74%, respectively.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $2.4 million in the first nine months of 2021 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.5 million in the first nine months of 2020. Avalon recorded a state income tax provision in both the first nine months of 2021 and 2020, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision (benefit) on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

Financial impact of COVID-19 pandemic

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak spread to other countries and infections have been reported globally including in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 viral disease a pandemic. As a result, the federal and state governmental bodies began taking unprecedented measures to try and control the spread of the virus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events. During the nine months ended September 30, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020.  On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. The Company is currently awaiting judgment from the 11th Appellate District Court.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter is expected in early 2022.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club as of September 30, 2021, the ability to retain current members and attract new members has been an ongoing challenge. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2021, the interest rate on the Line of Credit Agreement was 3.50%. No amounts were outstanding under the Line of Credit Agreement at September 30, 2021.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 18, 2021, Avalon reported that on August 17, 2021 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank to extend the maturity date to July 31, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 12, 2021	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)