Form 10-K
period 2021-12-31
AVALON HOLDINGS CORP
filed 2022-03-10
CIK 1061069

2021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (330) 856-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	AWX	NYSE Amex

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

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 4, 2022 was $11.9 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 4, 2022 was approximately $2,110. The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 4, 2022.

Documents Incorporated by Reference

1.         Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2021 (Parts I and II of Form 10-K).

2.         Portions of the Avalon Holdings Corporation Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2021 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club real property assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castle operates as part of its Avalon Golf and Country Club. In 2021, the existing clubhouse was in the process of being renovated.

In March 2021, Avalon created a new Ohio limited liability company, Avalon Med Spa, LLC. Avalon Med Spa, LLC, located in Warren, Ohio, provides elective appearance improving nonsurgical aesthetic services under the supervision of a licensed physician. Avalon Med Spa, LLC, offers investment opportunities to accredited investors by selling membership units through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to purchase medical spa equipment and construct the facilities necessary for operation. Avalon operates and manages all decisions regarding the medical spa operations for a percentage of the gross revenues. As a result of the private placement offering in August 2021, Avalon Med Spa, LLC raised $358,000 from accredited investors. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company. Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, dining, banquet and conference facilities and a travel agency. In 2021, one customer of the waste management services segment, Environmental Restoration LLC, accounted for 13% of the waste management services segment’s net operating revenues to external customers and 8% of Avalon’s consolidated net operating revenues. In 2020, no one customer individually accounted for 10% or more of Avalon’s business segment or consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2021 and 2020, the net operating revenues of the waste management services segment represented approximately 61% and 69%, respectively, of Avalon’s total consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities, an athletic center and a travel agency. For the years 2021 and 2020, the net operating revenues of the golf and related operations segment represented approximately 39% and 31%, respectively, of Avalon’s total consolidated net operating revenues.

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

In November 2003, Avalon formed the Avalon Golf and Country Club to manage its golf courses and the related operations. Members of the Avalon Golf and Country Club are entitled to privileges at all the facilities. Membership requires payment of annual dues. Members receive several benefits including reduced greens fees, preferential tee times and discounts on merchandise. In addition, members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2021, the ability to retain current members and attract new members has been an ongoing challenge. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castle earns revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales. Avalon Field Club at New Castle operates as part of its Avalon Golf and Country Club. In 2021 the existing clubhouse was in the process of being renovated.

In March 2021, Avalon created a new Ohio limited liability company, Avalon Med Spa, LLC. Avalon Med Spa, LLC, located in Warren, Ohio, earns revenue by providing elective appearance improving nonsurgical aesthetic services under the supervision of a licensed physician. Avalon Med Spa, LLC, offers investment opportunities to accredited investors by selling membership units through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to purchase medical spa equipment and construct the facilities necessary for operation. Avalon operates and manages all decisions regarding the medical spa operations for a percentage of the gross revenues. As a result of the private placement offering in August 2021, Avalon Med Spa, LLC raised $358,000 from accredited investors. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company. Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements.

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

During the year ended December 31, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date. As a result of the government mandates being subsequently lifted, the COVID-19 pandemic had a limited impact on our results of operations during the year ended December 31, 2021.

Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may impose restrictions, which could include additional shutdowns, to stop the spread of infection. These restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

Employees

As of December 31, 2021, Avalon had 611 employees, 33 of whom were employed by the waste management services segment, 557 of whom were employed by the golf and related operations and 21 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

During the year ended December 31, 2020, the various governmental orders that were issued to control the spread of COVID-19 adversely impacted our operations and related financial results. Our restaurants operated under government mandated occupancy restrictions for in-house dining. Food and beverages sales related to banquets and conferences were significantly lower as a result of restrictions placed on gatherings and events. In addition, in March 2020, the Company began experiencing a high level of room and event cancellations with some subsequent re-bookings for a future date. As a result of the government mandates being subsequently lifted, the COVID-19 pandemic had a limited impact on our results of operations during the year ended December 31, 2021.

Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may impose restrictions, which could include additional shutdowns, to stop the spread of infection. These restrictions would have a negative impact on our financial condition, results of operations and cash flows.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. The Company is currently awaiting judgment.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of December 31, 2021, the ability to retain current members and attract new members has been an ongoing challenge. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

On December 27, 2020, the Appropriations Act was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Avalon has elected not to defer the employees’ portion of payroll tax. Management is currently evaluating the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2021.

ITEM 2.  PROPERTIES

Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the Avalon Lakes Golf Course. The corporate and administrative offices of ALMI, AWMS and all the golf operations are located at the headquarters building of Avalon in Warren, Ohio. Avalon’s corporate headquarters building also includes a clubhouse, restaurant, golf simulators, pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course and a medical spa.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2021 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page(s)
Common stock information	50
Dividend policy	50

ITEM 6.  SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	46

Financial Statements:	18
Consolidated Balance Sheets as of December 31, 2021 and 2020	19
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020	20
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	21
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
22 - 45
Notes to Consolidated Financial Statements

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2021 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 47 of our 2021 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	74	Chairman of the Board, Chief Executive Officer and a Director
Bryan P. Saksa	45	Chief Financial Officer, Treasurer, Secretary and a Director
Frances R. Klingle	75	Chief Administrative Officer
Clifford P. Davis	59	Chief Technology Officer
Kenneth J. McMahon	69	Chief Executive Officer and President of American Waste Management Services, Inc.
Christine M. Bell	53	President of Avalon Golf and Country Club

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

Christine M. Bell has been President of Avalon Golf and Country Club since August 2013. She has been a director of the Company since April 2021. Ms. Bell joined the Avalon management team in June of 2007 and is responsible for overall operations at The Grand Resort and all country club locations. Christine began her career in the hospitality industry employed by the Meyer Jabara Hotel Group from 1991 to 2007 where she served in a variety of management positions, including Director of Sales and Catering. Ms. Bell earned a Bachelor of Science degree in Commercial Recreation and Tourism with a Business Management Minor from Kent State University.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this report:

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2021 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2021 and 2020, should be read in conjunction with the previously referenced financial statements.

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

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 6, 1998, entered into by and among USA Waste Services, Inc. (“USA”), C&S Ohio Corp. and American Waste Services, Inc. (“AWS”), 10.2 incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.1.

2.2	Form10.3 of Contribution and Distribution Agreement, dated as of May 7, 1998, by and between AWS and Avalon Holdings Corporation (“Avalon”), incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 2.2.

3.1	Articles of Incorporation of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.1.

3.2	Code of Regulations of Avalon incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 3.2.

4.1	Form of certificate evidencing shares of Class A common stock, par value $.01, of Avalon Holdings Corporation incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 4.1.

4.2	Avalon Holdings Corporation Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8 filed on February 25, 2010.

4.3	Avalon Holdings Corporation 2019 Long-Term Incentive Plan incorporated by reference as Exhibit 4.2 to Avalon Holdings Corporation Form S-8 filed on April 26, 2019.

10.1	Form of Tax Allocation Agreement, dated as of May 7, 1998, by and among AWS, Avalon and USA incorporated by reference to Avalon Holdings Corporation Registration Statement on Form 10, Exhibit 10.1.

10.2	Lease Agreement with Squaw Creek Country Club, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 10-Q for the period ended September 30, 2003.

10.3	Stock Purchase Agreement dated as of June 30, 2004 between Avalon Holdings Corporation and BMC International, Inc. for the purchase of DartAmericA, Inc., incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 10-Q for the period ended June 30, 2004.

10.4	Loan and Security Agreement, dated as of December 20, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.5	Mortgage Note, dated as of December 20, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.6	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Holdings Corporation, as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.7	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Lakes Golf, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.8	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Resort and Spa, LLC., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.9	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Country Club at Sharon, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.10	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Avalon Mahoning Sports Center, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.7 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.11	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 1), incorporated by reference as Exhibit 10.8 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.12	Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated December 18, 2019 and effective as of December 20, 2019 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 2), incorporated by reference as Exhibit 10.9 to Avalon Holdings Corporation Form 8-K filed on December 23, 2019.

10.13	Business Loan Agreement (Asset Based), dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.14	Promissory Note, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.15	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Landfill Management, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.16	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste NJ LLC, as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.17	Commercial Security Agreement, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.18	Loan Documents Addendum, dated as of May 31, 2018 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on May 31, 2018.

10.19	Change in Terms Agreement, dated as of June 17, 2019 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on June 18, 2019.

10.20	Business Loan Agreement (Asset Based), dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.21	Promissory Note, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.22	Commercial Security Agreement, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Landfill Management, Inc., as grantor, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.23	Commercial Security Agreement, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste NJ L.L.C., as grantor, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.24	Commercial Security Agreement, dated as of August 5, 2020 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Premier Bank formerly known as Home Savings Bank, as lender, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on August 6, 2020.

10.25	Change in Terms Agreement, dated as of August 17, 2021 between Avalon Holdings Corporation and certain wholly-owned subsidiaries, as borrowers, and Premier Bank, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on August 18, 2021.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on page 33 of the 2021 Annual Report to Shareholders.

13.1	Avalon Holdings Corporation 2021 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Avalon Holdings Corporation Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document, submitted electronically herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document, submitted electronically herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, submitted electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, submitted electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, submitted electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, submitted electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(b)	Reports on Form 8-K

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of March, 2022.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

__________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 10th day of March, 2022.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer and Director
Ronald E. Klingle

/s/ Bryan P. Saksa	Chief Financial Officer, Treasurer, Secretary and Director
Bryan P. Saksa

/s/ Christine M. Bell	President, Avalon Golf and Country Club and Director and Director
Christine M. Bell

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ Timothy C. Coxson	Director
Timothy C. Coxson

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2021
Allowance for credit losses	$265	$36		$-	36	(1)	$265
Deferred tax asset valuation allowance	$2,269	$82	(2)	$-	-		$2,351

Year ended December 31, 2020
Allowance for credit losses	$275	$40		$-	50	(1)	$265
Deferred tax asset valuation allowance	$2,043	$226	(2)	$-	-		$2,269

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

__________________________

Exhibit

13.1	2021 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm –Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS Inline XBRL Instance Document

Exhibit 101.SCH Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)