Form 10-Q
period 2022-03-31
AVALON HOLDINGS CORP
filed 2022-05-12
CIK 1061069

2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 6, 2022.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Net operating revenues:
Waste management services	$9,339	$11,150

Food, beverage and merchandise sales	1,665	1,341
Other golf and related operations	3,305	2,622
Total golf and related operations	4,970	3,963
Total net operating revenues	14,309	15,113

Costs and expenses:
Waste management services operating costs	7,578	8,701
Cost of food, beverage and merchandise	748	593
Golf and related operations operating costs	4,055	2,921
Depreciation and amortization expense	829	764
Selling, general and administrative expenses	2,265	2,280
Operating loss	(1,166)	(146)

Other income (expense):
Interest expense	(278)	(297)
Gain on debt extinguishment	-	1,087
Other income, net	64	87
Income (loss) before income taxes	(1,380)	731

Provision for income taxes	20	43
Net income (loss)	(1,400)	688

Less net loss attributable to non-controlling interest in subsidiaries	(138)	(28)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$(1,262)	$716

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$(0.32)	$0.18
Diluted net income (loss) per share	$(0.32)	$0.18

Weighted average shares outstanding - basic	3,899	3,899
Weighted average shares outstanding - diluted	3,899	3,945

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$2,430	$3,254
Accounts receivable, less allowance for credit losses	10,737	9,933
Unbilled membership dues receivable	760	578
Inventories	1,358	1,105
Prepaid expenses	1,180	996
Other current assets	44	105
Total current assets	16,509	15,971

Property and equipment, net	54,496	53,338
Property and equipment under finance leases, net	5,301	5,390
Operating lease right-of-use assets	1,588	1,598
Restricted cash	676	1,696
Noncurrent deferred tax asset	8	8
Other assets, net	35	36
Total assets	$78,613	$78,037

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,140	$1,126
Current portion of obligations under finance leases	157	167
Current portion of obligations under operating leases	519	534
Accounts payable	10,196	10,164
Accrued payroll and other compensation	1,261	797
Accrued income taxes	74	67
Other accrued taxes	474	541
Deferred membership dues revenue	4,943	3,363
Other liabilities and accrued expenses	1,381	1,265
Total current liabilities	20,145	18,024

Long-term debt, net of current portion	19,086	19,376
Obligations under finance leases, net of current portion	493	496
Obligations under operating leases, net of current portion	1,069	1,064
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,202	59,201
Accumulated deficit	(21,433)	(20,171)
Total Avalon Holdings Corporation Shareholders' Equity	37,808	39,069
Non-controlling interest in subsidiaries	(88)	(92)
Total equity	37,720	38,977
Total liabilities and equity	$78,613	$78,037

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2022

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2022	3,287,647	611,784	$33	$6	$59,201	$(20,171)	$39,069	$(92)	$38,977

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	142	142

Net loss	-	-	-	-	-	(1,262)	(1,262)	(138)	(1,400)

Balance at March 31, 2022	3,287,647	611,784	$33	$6	$59,202	$(21,433)	$37,808	$(88)	$37,720

	For the Three Months Ended March 31, 2021

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2021	3,287,647	611,784	$33	$6	$59,196	$(22,142)	$37,093	$(126)	$36,967

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	716	716	(28)	688

Balance at March 31, 2021	3,287,647	611,784	$33	$6	$59,197	$(21,426)	$37,810	$(154)	$37,656

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(1,400)	$688
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	829	764
Amortization of debt issuance costs	11	11
Compensation costs - stock options	1	1
Provision for losses on accounts receivable	2	(5)
Gain from disposal of equipment	-	(3)
Gain on debt extinguishment	-	(1,087)
Change in operating assets and liabilities:
Accounts receivable	(806)	(1,939)
Unbilled membership dues receivable	(182)	(116)
Inventories	(253)	(228)
Prepaid expenses	(184)	(163)
Other assets, net	62	30
Accounts payable	(582)	1,155
Accrued payroll and other compensation	464	293
Accrued income taxes	7	24
Other accrued taxes	(67)	(39)
Deferred membership dues revenue	1,580	926
Other liabilities and accrued expenses	116	(49)
Net cash provided by (used in) operating activities	(402)	263

Cash flows from investing activities:
Capital expenditures	(1,284)	(668)
Proceeds from disposal of equipment	-	3
Net cash used in investing activities	(1,284)	(665)

Cash flows from financing activities:
Proceeds from subsidiary private placement offering	142	-
Principal payments on term loan facilities	(287)	(273)
Principal payments on finance lease obligations	(13)	(14)
Net cash used in financing activities	(158)	(287)

Decrease in cash, cash equivalents and restricted cash	(1,844)	(689)
Cash, cash equivalents and restricted cash at beginning of period	4,950	8,095
Cash, cash equivalents and restricted cash at end of period	$3,106	$7,406

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$614	$192
Significant non-cash operating and financing activities:
Interest forgiven from Paycheck Protection Program loans	$-	$8
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$31	$37

Cash paid during the period for interest	$264	$296
Cash paid during the period for income taxes	$13	$19

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2021 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2022, and the results of its operations and cash flows for the interim periods presented.

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

Note 3. COVID-19 Coronavirus Pandemic

In March 2020, both federal and state governmental bodies took unprecedented measures to try and control the spread of the COVID-19 coronavirus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events. Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may impose restrictions, which could include additional shutdowns, to stop the spread of infection. These restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Note 4. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2020-04”), establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not applied any optional expedients and exceptions to date, and will continue to evaluate the impact of the guidance and whether it will apply the optional expedients and exceptions.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$2,430	$3,254
Restricted cash	676	1,696
Cash, cash equivalents and restricted cash	$3,106	$4,950

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 16). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, the net operating revenues related to waste management services represented approximately 65% and 74%, respectively, of Avalon’s total consolidated net operating revenues. For the three months ended March 31, 2022, two customers accounted for 20% of the waste management services segment’s net operating revenues to external customers and 13% of the consolidated net operating revenues. For the three months ended March 31, 2021, one customer accounted for 20% of the waste management services segment’s net operating revenues to external customers and 15% of the consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities and a travel agency. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2022 and 2021.

For the three months ended March 31, 2022 and 2021, the net operating revenues related to the golf and related operations represented approximately 35% and 26%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2022 and 2021, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2022 and 2021 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended March 31,
	2022	2021
Waste management and brokerage services	$8,726	$10,551
Captive landfill management operations	613	599
Total waste management services revenues	9,339	11,150
Food, beverage and merchandise sales	1,665	1,341
Membership dues revenue	1,714	1,607
Room rental revenue	735	488
Greens fees and cart rental revenue	55	86
Salon and spa services	408	167
Fitness and tennis lesson revenue	138	145
Other revenue	255	129
Total golf and related operations revenue	4,970	3,963
Total net operating revenues	$14,309	$15,113

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2022 and December 31, 2021, accounts receivable, net, related to our waste management services segment were approximately $7.9 million and $9.0 million, respectively. At March 31, 2022, two customers accounted for approximately 22% of the waste management services segment’s receivables and 16% of the consolidated receivables. At December 31, 2021, one customer accounted for approximately 19% of the waste management services segment’s receivables and 17% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.8 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2022 or December 31, 2021.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both March 31, 2022 and December 31, 2021.

The following table presents changes in our allowance for credit losses during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Provision for Credit Losses	Write-offs less Recoveries	Balance at End of Period
Allowance for credit losses
Three months ended March 31, 2022	$265	$2	$(12)	$255
Three months ended March 31, 2021	$265	$(5)	$-	$260

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at March 31, 2022 and $0.6 million at December 31, 2021.

The following table presents changes in our contract assets during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Unbilled Membership Dues	Billings	Balance at End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended March 31, 2022	$578	$640	$(458)	$760
Three months ended March 31, 2021	$585	$585	$(469)	$701

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.9 million at March 31, 2022 and $3.4 million at December 31, 2021, respectively. Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $0.9 million at March 31, 2022 and $0.8 million at December 31, 2021.

The following table presents changes in our contract liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Billings	Revenue Recognized	Balance at End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended March 31, 2022	$3,363	$3,294	$(1,714)	$4,943
Three months ended March 31, 2021	$3,196	$2,533	$(1,607)	$4,122

Customer advance deposits
Three months ended March 31, 2022	$795	$388	$(263)	$920
Three months ended March 31, 2021	$674	$232	$(154)	$752

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

Property and equipment at March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Land and land improvements	$15,591	$15,588
Buildings and improvements	48,843	48,603
Machinery and equipment	7,441	7,122
Office furniture and fixtures	8,888	8,773
Vehicles	791	791
Construction in progress	2,631	1,448
	84,185	82,325
Less accumulated depreciation and amortization	(29,689)	(28,987)
Property and equipment, net	$54,496	$53,338

At March 31, 2022, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first three months of 2022 and 2021, no triggering events were present.

Note 8. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on operating leases was approximately 3.5 years at March 31, 2022.

During the first three months of 2022, the Company entered into a new operating lease agreement for golf cart GPS equipment. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $31,000. During the first three months of 2021, the Company entered into a new operating lease agreement for golf cart GPS equipment. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $37,000.

Leased property and associated obligations under operating leases at March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$1,588	$1,598

Current portion of obligations under operating leases	$519	$534
Long-term portion of obligations under operating leases	1,069	1,064
Total obligations under operating leases	$1,588	$1,598

The weighted average discount rate on operating leases was 4.6% at March 31, 2022 and December 31, 2021.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2022 there were approximately 31.6 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At March 31, 2022, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.6 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.2 years at March 31, 2022.

Leased property and associated obligations under finance leases at March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Leased property under finance leases	$12,016	$11,978
Less accumulated amortization	(6,715)	(6,588)
Leased property under finace leases, net	$5,301	$5,390

Current portion of obligations under finance leases	$157	$167
Long-term portion of obligations under finance leases	493	496
Total obligations under finance leases	$650	$663

The weighted average discount rate on finance leases was 5.1% at March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022 and 2021, components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost:
Rental expense	$110	$84

Finance lease cost:
Depreciation expense	$127	$141
Interest expense	9	13
Total finance lease cost	$136	$154

For the twelve months ending March 31, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2023	$186	$577	$763
2024	135	495	630
2025	127	304	431
2026	64	255	319
2027	38	84	122
Thereafter	390	-	390
Total lease payments	940	1,715	2,655
Less: imputed interest	290	127	417
Total	650	1,588	2,238
Less: current portion of obligations under leases	157	519	676
Long-term portion of obligations under leases	$493	$1,069	$1,562

Note 9. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three months ended March 31, 2022 and 2021, the weighted average number of common shares outstanding was 3,899,431.

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

For the three months ended March 31, 2022, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the three months ended March 31, 2022 was 3,924,788. For the three months ended March 31, 2021, the diluted weighted average number of shares outstanding was 3,944,825.

Note 10. Term Loans and Line of Credit Agreements

Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2022 and December 31, 2021, loan proceeds of $0.7 million and $1.7 million, respectively, are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

The then existing term loan and commercial mortgage agreements were terminated in conjunction with the Term Loan Agreement.

The Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced January 20, 2020 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2029. Borrowings under the Term Loan Agreement bear interest at a fixed rate of 5.00% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.00% per annum or (b) the sum of the five year treasury rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 7.35% per annum.

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

Borrowings under the Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at March 31, 2022 and December 31, 2021.

The Company capitalized approximately $0.4 million of debt issuance costs in connection with the Term Loan Agreement. The Company is amortizing these costs over the life of the Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

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

No amounts were drawn under the Line of Credit Agreement at March 31, 2022 and December 31, 2021. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2022, the interest rate on the Line of Credit Agreement was 3.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2022 and December 31, 2021.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, which was signed into law in March 2020, authorized the Small Business Administration to temporarily guarantee loans under a loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the covered period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. Collateral or guarantor support is not required for the loan.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the entire balance of the loan proceeds in accordance with the Program’s guidelines and subsequently applied for forgiveness with the Small Business Administration.

The Company accounted for the loans in accordance with ASC 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment. During the three months ended March 31, 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration. As of March 31, 2022, all loan proceeds received under the Program and related interest has been forgiven by the Small Business Administration.

During the three months ended March 31, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.80%, respectively.

Obligations under the Company’s debt agreements at March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$20,546	$(320)	$20,226
Less current portion	1,182	(42)	1,140
Long-term debt	$19,364	$(278)	$19,086

	December 31, 2021
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$20,833	$(331)	$20,502
Less current portion	1,168	(42)	1,126
Long-term debt	$19,665	$(289)	$19,376

For the twelve months ending March 31, future maturities of long-term debt are as follows (in thousands):

2023	$1,182
2024	1,243
2025	1,306
2026	1,373
2027	1,443
Thereafter	13,999
Total	$20,546

Note 11. Income Taxes

During the three months ended March 31, 2022, net loss attributable to Avalon Holdings Corporation shareholders was $1.3 million compared to net income attributable to Avalon Holdings Corporation shareholders of $0.7 million during the three months ended March 31, 2021. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Avalon has elected not to defer the employees’ portion of payroll tax. The adoption of the Appropriations Act did not result in a material tax or cash benefit.

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

In March 2022, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period. At March 31, 2022, options to purchase 90,000 shares have been granted under the 2009 Plan. Of these, 36,000 shares have been exercised, and options for 54,000 shares remain outstanding.

The following table is a summary of the stock option activity during 2022:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2022	54,000	1.83	0.43
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at March 31, 2022	54,000	$1.83	$0.43
Options Vested	54,000	$1.83	$0.43
Exercisable at March 31, 2022	-	$-	$-

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

Compensation costs were approximately $1,000 for both the three month periods ended March 31, 2022 and 2021. As of March 31, 2022, there was approximately $6,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.17 years.

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

In April 2022, the United States District Court for the Southern District of New York determined that MintBroker was liable under Section 16(b) of the Securities Exchange Act of 1934, as amended. The case was referred to a magistrate judge for a determination of damages. There can be no assurance that any damages determined by the court are collectible.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three months ended March 31, 2022, two customers accounted for 20% of the waste management services segment’s net operating revenues to external customers and 13% of the consolidated net operating revenues. For the three months ended March 31, 2021, one customer accounted for 20% of the waste management services segment’s net operating revenues to external customers and 15% of the consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2021 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net operating revenues from:
Waste management services:
External customer revenues	$9,339	$11,150
Intersegment revenues	-	-
Total waste management services	9,339	11,150

Golf and related operations:
External customer revenues	4,970	3,963
Intersegment revenues	2	8
Total golf and related operations	4,972	3,971

Segment operating revenues	14,311	15,121
Intersegment eliminations	(2)	(8)
Total net operating revenues	$14,309	$15,113

Income (loss) before income taxes:
Waste management services	$654	$1,143
Golf and related operations	(836)	200
Segment income before income taxes	(182)	1,343
Corporate interest expense	(269)	(283)
Corporate gain on debt extinguishment	-	502
Corporate other income, net	1	1
General corporate expenses	(930)	(832)
Income (loss) before income taxes	$(1,380)	$731

Gain on debt extinguishment:
Waste management services	$-	$-
Golf and related operations	-	585
Corporate	-	502
Total gain on debt extinguishment	$-	$1,087

	March 31, 2022	December 31, 2021
Identifiable assets:
Waste management services	$34,650	$34,203
Golf and related operations	63,273	59,700
Corporate	53,526	55,027
Subtotal	151,449	148,930
Elimination of intersegment receivables	(72,836)	(70,893)
Total	$78,613	$78,037

In comparing total assets at March 31, 2022 with those at December 31, 2021, the increase in the total assets of the waste management services segment of approximately $0.4 million was primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in accounts receivable. The increase in total assets of the golf and related operations segment of $3.6 million was primarily due to an increase in accounts receivable and capital expenditures associated with The Grand Resort and Avalon Field Club at New Castle and, to a lesser extent, an increase in inventory and prepaid expenses, partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $1.5 million was primarily due to a decrease in operating and restricted cash utilized for the renovation of The Grand Resort and Avalon Field Club at New Castle, partially offset by an increase in intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2022 and December 31, 2021, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $62,000 and $28,000, respectively.

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

In 2021, Avalon made a capital contributions totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both March 31, 2022 and December 31, 2021.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $76,000.

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

Liquidity and Capital Resources

For the three months ended March 31, 2022, Avalon utilized existing cash and cash provided by operations to meet operating needs and make required monthly payments on our term loan facility. Cash in our project fund account was utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

Financial Impact of COVID-19 Pandemic

In March 2020, both federal and state governmental bodies took unprecedented measures to try and control the spread of the COVID-19 coronavirus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events. Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may impose restrictions, which could include additional shutdowns, to stop the spread of infection. These restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, which was signed into law in March 2020, authorized the Small Business Administration to temporarily guarantee loans under a loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the covered period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. Collateral or guarantor support is not required for the loan.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the entire balance of the loan proceeds in accordance with the Program’s guidelines and subsequently applied for forgiveness with the Small Business Administration.

During the three months ended March 31, 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration. As of March 31, 2022, all loan proceeds received under the Program and related interest has been forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2022 and December 31, 2021, loan proceeds of $0.7 million and $1.7 million, respectively, remained in the project fund account.

The then existing term loan and commercial mortgage agreements were terminated in conjunction with the Term Loan Agreement.

The Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a fifteen (15) year maturity schedule which commenced January 20, 2020 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of December 20, 2029. Borrowings under the Term Loan Agreement bear interest at a fixed rate of 5.00% until the fifth anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 5.00% per annum or (b) the sum of the five year treasury rate on the date two (2) business days prior to the reset date plus 3.60%, provided that the applicable rate shall in no event exceed 7.35% per annum.

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

Borrowings under the Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at March 31, 2022 and December 31, 2021.

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

No amounts were drawn under the Line of Credit Agreement at March 31, 2022 and December 31, 2021. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2022, the interest rate on the Line of Credit Agreement was 3.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.80%, respectively.

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

Capital Expenditures

During the three months ended March 31, 2022, Avalon incurred capital expenditures of $1.9 million of which $1.3 million of such expenditures was paid to vendors during the period. During the three months ended March 31, 2021, Avalon incurred capital expenditures of $0.9 million of which $0.7 million of such expenditures was paid to vendors during the period. For both the three months ended March 31, 2022 and 2021, expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2022 and 2021, The Grand Resort was in operation but certain existing hotel rooms were in the process of being renovated. In addition, in 2022 and 2021, the Avalon Field Club at New Castle was in operation but the club house was in the process of being renovated. Avalon’s aggregate capital expenditures in 2022 are expected to be in the range of $3.5 million to $4.5 million, funded with cash from our project fund account, existing operating cash and cash generated from operations. Capital expenditures principally relate to the continued hotel room renovations at The Grand Resort, the clubhouse at Avalon Field Club at New Castle, building improvements and equipment purchases.

Working Capital

At March 31, 2022 and December 31, 2021, there was a working capital deficit of approximately $3.6 million and $2.1 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue and accrued payroll and a decrease in cash and cash equivalents. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues receivable, inventory and prepaid expenses.

Accounts receivable increased to $10.7 million at March 31, 2022 compared with $9.9 million at December 31, 2021. Accounts receivable related to the golf and related operations segment increased approximately $1.9 million at March 31, 2022 compared to December 31, 2021 due to the associated timing of annual membership renewals. The increase in accounts receivable related to our golf and related operations segment was partially offset by a decrease in accounts receivable related to our waste management services segment. Accounts receivable related to our waste management services segment decreased approximately $1.1 million at March 31, 2022 compared with December 31, 2021 as a result of the decrease in net operating revenues in the first quarter of 2022 compared with the fourth quarter of 2021.

Accounts payable was approximately $10.2 million at both March 31, 2022 and December 31, 2021. Accounts payable related to our waste management segment decreased as a result of a decrease in amounts due to disposal facilities and transportation carriers in the first quarter of 2022 compared to the fourth quarter of 2021 and the associated timing of those vendor payments in the ordinary course of business. The decrease in accounts payable related to our waste management services segment was offset by an increase in accounts payable related to our golf and related operations segment. Accounts payable related to the golf and related operations increased as a result of unpaid construction bills at March 31, 2022 related to The Grand Resort and Avalon Field Club at New Castle.

Deferred revenue relating to membership dues was approximately $4.9 million at March 31, 2022 compared to $3.4 million at December 31, 2021. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals, and to a lesser extent, an increase in members and membership dues rates during 2022. The number of members at March 31, 2022 was 5,259 compared to 5,120 at December 31, 2021.

Accrued payroll and other compensation was approximately $1.3 million at March 31, 2022 compared to $0.8 million at December 31, 2021. The increase is due to the associated timing of certain employee incentive payments related to our waste management services segment.

Management believes that anticipated cash provided from future operations will be sufficient to meet operating requirements and make required monthly payments under our term loan facility. If business conditions warrant additional monies needed, Avalon will take all available actions to fund operating requirements including borrowing from our existing line of credit.

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

Performance in the first quarter of 2022 compared with the first quarter of 2021

Overall Performance

Net operating revenues decreased to $14.3 million in the first quarter of 2022 compared with $15.1 million in the first quarter of 2021. Net operating revenues of the waste management services segment were approximately $9.3 million in the first quarter of 2022 compared to $11.1 million in the first quarter of 2021. The decrease in net operating revenues of the waste management services segment was a result of a decrease in both continuous and event work projects during the first quarter of 2022 compared to the first quarter of 2021. Net operating revenues of the golf and related operations segment were approximately $5.0 million in the first quarter of 2022 compared to $4.0 million in the first quarter of 2021. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first quarter of 2022 compared to the first quarter of 2021.

Total cost of operations related to the waste management services segment decreased to $7.6 million in the first quarter of 2022 compared with $8.7 million in the first quarter of 2021. The decrease in the cost of operations between periods for the waste management services segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $4.8 million in the first quarter of 2022 compared to $3.5 million in the first quarter of 2021. The increase between periods was primarily a result of higher product costs and employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $0.8 million in both the first quarter of 2022 and 2021.

Consolidated selling, general and administrative expenses were approximately $2.3 million in both the first quarter of 2022 and 2021.

Gain on debt extinguishment was approximately $1.1 million in the first quarter of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.3 million in both the first quarter of 2022 and 2021. During the first quarter of 2022, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended March 31, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.80%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.3 million, or $0.32 per share, in the first quarter of 2022 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million, or $0.18 per share, in the first quarter of 2021.

Segment Performance

Segment performance should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $9.3 million in the first quarter of 2022 compared with $11.1 million in the first quarter of 2021. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $8.7 million in the first quarter of 2022 compared to $10.5 million in the first quarter of 2021. Continuous work of the waste disposal brokerage business decreased approximately $1.3 million between periods as a result of decreased work from multiple customers. Net operating revenues related to continuous work were approximately $5.6 million in the first quarter of 2022 compared with $6.9 million in the first quarter of 2021. In addition, event work net operating revenues related to multiple projects decreased by approximately $0.5 million during first quarter of 2022 when compared to first quarter of 2021. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $3.1 million in the first quarter of 2022 compared with $3.6 million in the first quarter of 2021.

The net operating revenues of the captive landfill management operations were approximately $0.6 million in both the first quarter of 2022 and 2021. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $7.6 million in the first quarter of 2022 compared with $8.7 million in the first quarter of 2021. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 19% in the first quarter of 2022 compared to 22% in the first quarter of 2021. The decrease in the overall gross margin percentage was primarily attributable to the lower gross profit generated from both continuous and event work projects during first quarter of 2022.

Income before income taxes for the waste management services segment were approximately $0.7 million in the first quarter of 2022 compared to $1.1 million in the first quarter of 2021. Income before income taxes of the waste brokerage and management services business was approximately $0.7 million in the first quarter of 2022 compared to $1.1 million in the first quarter of 2021. The decreased income before income taxes was primarily attributable to the decreased net operating revenues and associated lower gross profit during the first quarter of 2022 compared to the first quarter of 2021. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first quarter of 2022 and 2021. During both the first quarter of 2022 and 2021, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $5.0 million in the first quarter of 2022 compared to $4.0 million in the first quarter of 2021. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $1.7 million in the first quarter of 2022 compared to $1.4 million in the first quarter of 2021. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $3.3 million in the first quarter of 2022 compared to $2.6 million in the first quarter of 2021. Membership dues revenue was approximately $1.7 million in the first quarter of 2022 compared to $1.6 million in the first quarter of 2021. The increase in membership dues revenue was attributable to both an increase in membership dues rates and the average number of members between periods. Net operating revenues related to room rental was approximately $0.7 million in the first quarter of 2022 compared to $0.5 million in the first quarter of 2021. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $0.8 million in the first quarter of 2022 compared to $0.4 million in the first quarter of 2021. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort. Greens fees and associated cart rentals were approximately $0.1 million both the first quarter of 2022 and 2021. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of first quarter of 2022 and first quarter of 2021.

Total cost of operations for the golf and related operations segment were $4.8 million in the first quarter of 2022 compared with $3.5 million in the first quarter of 2021. Cost of food, beverage and merchandise was approximately $0.7 million in the first quarter of 2022 compared to $0.6 million in the first quarter of 2021. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations, and to a lesser extent, higher product costs. The cost of food, beverage and merchandise sales was approximately 45% of associated revenue in the first quarter of 2022 compared to 44% in the first quarter of 2021. Golf and related operations operating costs increased to approximately $4.1 million in the first quarter of 2022 compared with $2.9 million in the first quarter of 2021. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the first quarter of 2022 compared to the first quarter of 2021.

The golf and related operations recorded a loss before income taxes of $0.8 million in the first quarter of 2022 compared with income before income taxes of $0.2 million in the first quarter of 2021. The change between periods was primarily a result of higher employee related costs in the first quarter of 2022 and, in the first quarter of 2021, the golf and related operations recorded a gain on debt extinguishment of approximately $0.6 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

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

General Corporate Expenses

General corporate expenses were $0.9 million in the first quarter of 2022 compared to $0.8 million in the first quarter of 2021. The increase was primarily attributable to higher employee related costs.

Gain on Debt Extinguishment

Gain on debt extinguishment was approximately $1.1 million in the first quarter of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest Expense

Interest expense was approximately $0.3 million in both first quarter of 2022 and 2021. During first quarter of 2022, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended March 31, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.80%, respectively.

Net Income (Loss)

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.3 million in the first quarter of 2022 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million in the first quarter of 2021. Avalon recorded a state income tax provision in both the first quarter of 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Trends and Uncertainties

Financial impact of COVID-19 pandemic

In March 2020, both federal and state governmental bodies took unprecedented measures to try and control the spread of the COVID-19 coronavirus including the issuance of temporary stay at home orders, the temporary closing of non-essential businesses and in-house dining and restrictions on gatherings and events. Although the various government mandates impacting our business operations have currently been lifted, we may experience weakened demand in light of travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. The full extent of the impact of the COVID-19 pandemic on our operations and financial performance will depend on future developments, including the duration and spread of the pandemic and the impact of COVID-19 variants, all of which are uncertain and cannot be predicted at this time. Governmental bodies may impose restrictions, which could include additional shutdowns, to stop the spread of infection. These restrictions would have a negative impact on our financial condition, results of operations and cash flows.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, which was signed into law in March 2020, authorized the Small Business Administration to temporarily guarantee loans under a loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the covered period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. Collateral or guarantor support is not required for the loan.

In the second quarter of 2020, certain wholly-owned subsidiaries of Avalon entered into agreements and received a total of approximately $2.8 million in loans under the Program. The Company utilized the entire balance of the loan proceeds in accordance with the Program’s guidelines and subsequently applied for forgiveness with the Small Business Administration.

During the three months ended March 31, 2021, approximately $1.1 million of the loans and $8,000 of associated interest were forgiven by the Small Business Administration. As of March 31, 2022, all loan proceeds received under the Program and related interest has been forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Avalon has elected not to defer the employees’ portion of payroll tax. The adoption of the Appropriations Act did not result in a material tax or cash benefit.

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

Unfavorable general economic conditions could adversely affect our business and financial results

Our operations are substantially affected by economic conditions, including inflationary pressures, which can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including epidemics, pandemics and actions taken by governments to manage economic matters, whether through initiatives intended to control wages, unemployment, inflation, taxation and other economic drivers. Adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer.

Challenges with respect to labor, including availability and cost, could impact our business and results of operations

Avalon’s success depends in part on our ability to recruit, motivate and retain qualified individuals to work in an intensely competitive labor market. We have experienced, and may continue to experience, challenges in adequately staffing, which can negatively impact operations. Our ability to meet labor needs is generally subject to external factors, including the availability of sufficient workforce, unemployment levels and prevailing wages in the markets in which we operate. Increased costs and competition associated with recruiting, motivating and retaining qualified employees could have a negative impact on Avalon’s operating margins and profitability.

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. An increase in commodity costs could have an adverse impact on our profitability.

Effective succession planning is important to our continued success

Effective succession planning is important to our long-term success. Failure to effectively identify, develop and retain key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could disrupt our business and adversely affect our results.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of March 31, 2022, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2022, the interest rate on the Line of Credit Agreement was 3.75%. No amounts were outstanding under the Line of Credit Agreement at March 31, 2022.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of legal proceedings.

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

On April 28, 2022, Avalon reported the voting results from the Annual Meeting held on April 28, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	May 12, 2022	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)