Form 10-Q
period 2022-06-30
AVALON HOLDINGS CORP
filed 2022-08-12
CIK 1061069

2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 5, 2022.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net operating revenues:
Waste management services	$10,717	$8,685	$20,056	$19,835

Food, beverage and merchandise sales	3,563	3,283	5,228	4,624
Other golf and related operations	5,242	4,422	8,547	7,044
Total golf and related operations	8,805	7,705	13,775	11,668
Total net operating revenues	19,522	16,390	33,831	31,503

Costs and expenses:
Waste management services operating costs	8,492	6,969	16,070	15,670
Cost of food, beverage and merchandise	1,525	1,348	2,273	1,941
Golf and related operations operating costs	5,731	4,743	9,786	7,664
Depreciation and amortization expense	842	767	1,671	1,531
Selling, general and administrative expenses	2,340	2,536	4,605	4,816
Operating income (loss)	592	27	(574)	(119)

Other income (expense):
Interest expense	(274)	(291)	(552)	(588)
Gain on debt extinguishment	-	877	-	1,964
Other income, net	119	126	183	213
Income (loss) before income taxes	437	739	(943)	1,470

Provision for income taxes	33	15	53	58
Net income (loss)	404	724	(996)	1,412

Less net loss attributable to non-controlling interest in subsidiaries	(80)	(18)	(218)	(46)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$484	$742	$(778)	$1,458

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.12	$0.19	$(0.20)	$0.37
Diluted net income (loss) per share	$0.12	$0.19	$(0.20)	$0.37

Weighted average shares outstanding - basic	3,899	3,899	3,899	3,899
Weighted average shares outstanding - diluted	3,922	3,929	3,899	3,937

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$3,267	$3,254
Accounts receivable, less allowance for credit losses	10,454	9,933
Unbilled membership dues receivable	1,145	578
Inventories	1,530	1,105
Prepaid expenses	939	996
Other current assets	94	105
Total current assets	17,429	15,971

Property and equipment, net	56,279	53,338
Property and equipment under finance leases, net	5,221	5,390
Operating lease right-of-use assets	1,419	1,598
Restricted cash	-	1,696
Noncurrent deferred tax asset	8	8
Other assets, net	36	36
Total assets	$80,392	$78,037

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,155	$1,126
Current portion of obligations under finance leases	144	167
Current portion of obligations under operating leases	498	534
Accounts payable	10,954	10,164
Accrued payroll and other compensation	1,729	797
Accrued income taxes	95	67
Other accrued taxes	341	541
Deferred membership dues revenue	5,782	3,363
Other liabilities and accrued expenses	1,301	1,265
Total current liabilities	21,999	18,024

Long-term debt, net of current portion	18,791	19,376
Obligations under finance leases, net of current portion	456	496
Obligations under operating leases, net of current portion	921	1,064
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,203	59,201
Accumulated deficit	(20,949)	(20,171)
Total Avalon Holdings Corporation Shareholders' Equity	38,293	39,069
Non-controlling interest in subsidiaries	(168)	(92)
Total equity	38,125	38,977
Total liabilities and equity	$80,392	$78,037

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at April 1, 2022	3,287,647	611,784	$33	$6	$59,202	$(21,433)	$37,808	$(88)	$37,720

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	484	484	(80)	404

Balance at June 30, 2022	3,287,647	611,784	$33	$6	$59,203	$(20,949)	$38,293	$(168)	$38,125

	For the Three Months Ended June 30, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2021	3,287,647	611,784	$33	$6	$59,197	$(21,426)	$37,810	$(154)	$37,656

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Net income (loss)	-	-	-	-	-	742	742	(18)	724

Balance at June 30, 2021	3,287,647	611,784	$33	$6	$59,199	$(20,684)	$38,554	$(172)	$38,382

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2022	3,287,647	611,784	$33	$6	$59,201	$(20,171)	$39,069	$(92)	$38,977

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	142	142

Net loss	-	-	-	-	-	(778)	(778)	(218)	(996)

Balance at June 30, 2022	3,287,647	611,784	$33	$6	$59,203	$(20,949)	$38,293	$(168)	$38,125

	For the Six Months Ended June 30, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2021	3,287,647	611,784	$33	$6	$59,196	$(22,142)	$37,093	$(126)	$36,967

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Net income (loss)	-	-	-	-	-	1,458	1,458	(46)	1,412

Balance at June 30, 2021	3,287,647	611,784	$33	$6	$59,199	$(20,684)	$38,554	$(172)	$38,382

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(996)	$1,412
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	1,671	1,531
Amortization of debt issuance costs	21	21
Compensation costs - stock options	2	3
Provision for losses on accounts receivable	6	-
Gain from disposal of equipment	-	(3)
Gain on debt extinguishment	-	(1,964)
Change in operating assets and liabilities:
Accounts receivable	(527)	(294)
Unbilled membership dues receivable	(567)	(517)
Inventories	(425)	(324)
Prepaid expenses	57	(36)
Other assets, net	11	29
Accounts payable	(349)	(783)
Accrued payroll and other compensation	932	515
Accrued income taxes	28	16
Other accrued taxes	(200)	(85)
Deferred membership dues revenue	2,419	2,180
Other liabilities and accrued expenses	36	(3)
Net cash provided by operating activities	2,119	1,698

Cash flows from investing activities:
Capital expenditures	(3,304)	(1,820)
Proceeds from disposal of equipment	-	3
Net cash used in investing activities	(3,304)	(1,817)

Cash flows from financing activities:
Proceeds from subsidiary private placement offering	142	-
Principal payments on term loan facilities	(577)	(549)
Principal payments on finance lease obligations	(63)	(120)
Net cash used in financing activities	(498)	(669)

Decrease in cash, cash equivalents and restricted cash	(1,683)	(788)
Cash, cash equivalents and restricted cash at beginning of period	4,950	8,095
Cash, cash equivalents and restricted cash at end of period	$3,267	$7,307

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$1,139	$267
Significant non-cash operating and financing activities:
Interest forgiven from Paycheck Protection Program loans	$-	$17
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$31	$67

Cash paid during the period for interest	$525	$574
Cash paid during the period for income taxes	$25	$42

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2022, and the results of its operations and cash flows for the interim periods presented.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Grand Resort and Avalon Field Club at New Castle in accordance with the provisions of the loan and security agreement (See Note 9). Restricted cash in the project fund account was fully utilized at June 30, 2022.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$3,267	$3,254
Restricted cash	-	1,696
Cash, cash equivalents and restricted cash	$3,267	$4,950

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and six months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022 and 2021, the net operating revenues related to waste management services represented approximately 55% and 53%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2022 and 2021, the net operating revenues related to waste management services represented approximately 59% and 63%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the six months ended June 30, 2021, one customer accounted for 11% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

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

For the three months ended June 30, 2022 and 2021, the net operating revenues related to the golf and related operations represented approximately 45% and 47%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2022 and 2021, the net operating revenues related to the golf and related operations represented approximately 41% and 37%, respectively, of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2022 and 2021, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Waste management and brokerage services	$10,028	$8,078	$18,754	$18,629
Captive landfill management operations	689	607	1,302	1,206
Total waste management services revenues	10,717	8,685	20,056	19,835
Food, beverage and merchandise sales	3,563	3,283	5,228	4,624
Membership dues revenue	1,794	1,661	3,508	3,268
Room rental revenue	1,469	1,126	2,204	1,614
Greens fees and cart rental revenue	950	917	1,005	1,003
Salon and spa services	478	255	886	422
Fitness and tennis lesson revenue	111	106	249	250
Other revenue	440	357	695	487
Total golf and related operations revenue	8,805	7,705	13,775	11,668
Total net operating revenues	$19,522	$16,390	$33,831	$31,503

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At June 30, 2022 and December 31, 2021, accounts receivable, net, related to our waste management services segment were approximately $8.1 million and $9.0 million, respectively. At June 30, 2022, two customers accounted for approximately 24% of the waste management services segment’s receivables and 19% of the consolidated receivables. At December 31, 2021, one customer accounted for approximately 19% of the waste management services segment’s receivables and 17% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.4 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2022 or December 31, 2021.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both June 30, 2022 and December 31, 2021.

The following table presents changes in our allowance for credit losses during the three and six months ended June 30, 2022 and 2021 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended June 30, 2022	$255	$5	$(4)	$256
Three months ended June 30, 2021	$260	$6	$(16)	$250

Six months ended June 30, 2022	$265	$6	$(15)	$256
Six months ended June 30, 2021	$265	$-	$(15)	$250

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.1 million at June 30, 2022 and $0.6 million at December 31, 2021.

The following table presents changes in our contract assets during the three and six months ended June 30, 2022 and 2021 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended June 30, 2022	$760	$965	$(580)	$1,145
Three months ended June 30, 2021	$701	$980	$(579)	$1,102

Six months ended June 30, 2022	$578	$1,605	$(1,038)	$1,145
Six months ended June 30, 2021	$585	$1,565	$(1,048)	$1,102

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.8 million at June 30, 2022 and $3.4 million at December 31, 2021, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.0 million at June 30, 2022 and $0.8 million at December 31, 2021.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended June 30, 2022	$4,943	$2,633	$(1,794)	$5,782
Three months ended June 30, 2021	$4,122	$2,915	$(1,661)	$5,376

Six months ended June 30, 2022	$3,363	$5,927	$(3,508)	$5,782
Six months ended June 30, 2021	$3,196	$5,448	$(3,268)	$5,376

Customer advance deposits
Three months ended June 30, 2022	$920	$915	$(843)	$992
Three months ended June 30, 2021	$752	$479	$(447)	$784

Six months ended June 30, 2022	$795	$1,303	$(1,106)	$992
Six months ended June 30, 2021	$674	$711	$(601)	$784

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

Property and equipment at June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Land and land improvements	$15,597	$15,588
Buildings and improvements	49,019	48,603
Machinery and equipment	7,555	7,122
Office furniture and fixtures	9,005	8,773
Vehicles	791	791
Construction in progress	4,716	1,448
	86,683	82,325
Less accumulated depreciation and amortization	(30,404)	(28,987)
Property and equipment, net	$56,279	$53,338

At June 30, 2022, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first six months of 2022 and 2021, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.7 years. The weighted average remaining lease term on operating leases was approximately 3.3 years at June 30, 2022.

During the first six months of 2022, the Company entered into a new operating lease agreement for golf cart GPS equipment. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $31,000. During the first six months of 2021, the Company entered into new operating lease agreements for a facility and golf cart GPS equipment. The Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $67,000.

Leased property and associated obligations under operating leases at June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$1,419	$1,598

Current portion of obligations under operating leases	$498	$534
Long-term portion of obligations under operating leases	921	1,064
Total obligations under operating leases	$1,419	$1,598

The weighted average discount rate on operating leases was 4.7% at June 30, 2022 and 4.6% at December 31, 2021.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2022 there were approximately 31.3 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At June 30, 2022, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.3 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.0 years at June 30, 2022.

Leased property and associated obligations under finance leases at June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Leased property under finance leases	$12,063	$11,978
Less accumulated amortization	(6,842)	(6,588)
Leased property under finace leases, net	$5,221	$5,390

Current portion of obligations under finance leases	$144	$167
Long-term portion of obligations under finance leases	456	496
Total obligations under finance leases	$600	$663

The weighted average discount rate on finance leases was 5.1% at June 30, 2022 and December 31, 2021.

For the three and six months ended June 30, 2022 and 2021, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost:
Rental expense	$237	$208	$347	$292

Finance lease cost:
Depreciation expense	$127	$139	$254	$280
Interest expense	8	11	17	24
Total finance lease cost	$135	$150	$271	$304

For the twelve months ending June 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2023	$172	$550	$722
2024	133	442	575
2025	122	283	405
2026	38	198	236
2027	31	55	86
Thereafter	390	-	390
Total lease payments	886	1,528	2,414
Less: imputed interest	286	109	395
Total	600	1,419	2,019
Less: current portion of obligations under leases	144	498	642
Long-term portion of obligations under leases	$456	$921	$1,377

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and six months ended June 30, 2022 and 2021, the weighted average number of common shares outstanding was 3,899,431.

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

For the three months ended June 30, 2022, the diluted weighted average number of shares outstanding was 3,921,656. For the six months ended June 30, 2022, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2022 was 3,923,213.

For the three and six months ended June 30, 2021, the diluted weighted average number of shares outstanding was 3,928,971 and 3,936,854, respectively.

Note 9. Term Loans and Line of Credit Agreements

Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. Restricted cash in the project fund account was fully utilized at June 30, 2022. At December 31, 2021, loan proceeds of $1.7 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.”

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

Borrowings under the Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2022 and December 31, 2021.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (formerly Home Savings Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On July 22, 2022, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2024. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

No amounts were drawn under the Line of Credit Agreement at June 30, 2022 and December 31, 2021. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2022, the interest rate on the Line of Credit Agreement was 5.00%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2022 and December 31, 2021.

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

The Company accounted for the loans in accordance with ASC 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment. During the three months ended June 30, 2021, approximately $0.9 million of the loans and $9,000 of associated interest were forgiven by the Small Business Administration. During the six months ended June 30, 2021, approximately $2.0 million of the loans and $17,000 of associated interest were forgiven by the Small Business Administration. As of June 30, 2021, all loan proceeds received under the Program and related interest were forgiven by the Small Business Administration.

During the three months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.92%, respectively. During the six months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.86%, respectively.

Obligations under the Company’s debt agreements at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$20,256	$(310)	$19,946
Less current portion	1,197	(42)	1,155
Long-term debt	$19,059	$(268)	$18,791

	December 31, 2021
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$20,833	$(331)	$20,502
Less current portion	1,168	(42)	1,126
Long-term debt	$19,665	$(289)	$19,376

For the twelve months ending June 30, future maturities of long-term debt are as follows (in thousands):

2023	$1,197
2024	1,258
2025	1,323
2026	1,390
2027	1,461
Thereafter	13,627
Total	$20,256

Note 10. Income Taxes

During the three months ended June 30, 2022 and 2021, net income attributable to Avalon Holdings Corporation shareholders was $0.5 million and $0.7 million, respectively. During the six months ended June 30, 2022, net loss attributable to Avalon Holdings Corporation shareholders was $0.8 million compared to net income attributable to Avalon Holdings Corporation shareholders of $1.5 million during the six months ended June 30, 2021. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

In March 2022, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period. At June 30, 2022, options to purchase 90,000 shares have been granted under the 2009 Plan. Of these, 36,000 shares have been exercised, and options for 54,000 shares remain outstanding.

The following table is a summary of the stock option activity during 2022:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2022	54,000	1.83	0.43
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at June 30, 2022	54,000	$1.83	$0.43
Options Vested	54,000	$1.83	$0.43
Exercisable at June 30, 2022	-	$-	$-

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

For the three months ended June 30, 2022 and 2021, compensation costs were approximately $1,000 and $2,000, respectively. For the six months ended June 30, 2022 and 2021, compensation costs were approximately $2,000 and $3,000, respectively. As of June 30, 2022, there was approximately $5,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.92 years.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the six months ended June 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the six months ended June 30, 2021, one customer accounted for 11% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net operating revenues from:
Waste management services:
External customer revenues	$10,717	$8,685	$20,056	$19,835
Intersegment revenues	-	-	-	-
Total waste management services	10,717	8,685	20,056	19,835

Golf and related operations:
External customer revenues	8,805	7,705	13,775	11,668
Intersegment revenues	30	9	31	17
Total golf and related operations	8,835	7,714	13,806	11,685

Segment operating revenues	19,552	16,399	33,862	31,520
Intersegment eliminations	(30)	(9)	(31)	(17)
Total net operating revenues	$19,522	$16,390	$33,831	$31,503

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income (loss) before income taxes:
Waste management services	$1,035	$676	$1,689	$1,819
Golf and related operations	589	1,626	(247)	1,826
Segment income before income taxes	1,624	2,302	1,442	3,645
Corporate interest expense	(266)	(280)	(535)	(563)
Corporate gain on debt extinguishment	-	-	-	502
Corporate other income, net	-	7	1	8
General corporate expenses	(921)	(1,290)	(1,851)	(2,122)
Income (loss) before income taxes	$437	$739	$(943)	$1,470

Gain on debt extinguishment:
Waste management services	$-	$-	$-	$-
Golf and related operations	-	877	-	1,462
Corporate	-	-	-	502
Total gain on debt extinguishment	$-	$877	$-	$1,964

	June 30,	December 31,
	2022	2021
Identifiable assets:
Waste management services	$34,779	$34,203
Golf and related operations	64,798	59,700
Corporate	53,975	55,027
Subtotal	153,552	148,930
Elimination of intersegment receivables	(73,160)	(70,893)
Total	$80,392	$78,037

In comparing total assets at June 30, 2022 with those at December 31, 2021, the increase in the total assets of the waste management services segment of approximately $0.6 million was primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in accounts receivable. The increase in total assets of the golf and related operations segment of $5.1 million was primarily due to an increase in accounts receivable and capital expenditures associated with The Grand Resort and Avalon Field Club at New Castle and, to a lesser extent, an increase in inventory, partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $1.1 million was primarily due to a decrease in restricted cash utilized for the renovation of The Grand Resort and Avalon Field Club at New Castle, partially offset by an increase in intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2022 and December 31, 2021, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2022 and 2021, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $10,000 and $18,000, respectively. During the six months ended June 30, 2022 and 2021, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $72,000 and $46,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both June 30, 2022 and December 31, 2021.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $70,000 and $146,000, respectively.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. The Oil and Gas Commission scheduled a hearing on this motion for August 13, 2019. Before the hearing began, and in response to the Division’s motion to dismiss the Company’s motion to vacate, the Commission dismissed the matter. The Company appealed that decision to the Franklin County Court of Common Pleas. In April 2020, the Division’s motion to dismiss and the Company’s opposition were reviewed by the Court. Following the restart orders received on May 24, 2021, and discussed below, the Court dismissed the complaint.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022.

Note 16. Subsequent Event

New Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our existing term loan agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. The existing term loan was terminated in conjunction with the New Term Loan Agreement.

The New Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a twenty-five (25) year maturity schedule commencing September 5, 2022 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 5, 2032. Upon request by Avalon, project fund proceeds can be utilized to pay debt service. Borrowings under the New Term Loan Agreement bear interest at a fixed rate of 6.00% until the seventh anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.00% per annum or (b) the sum of the three year treasury rate on the date two (2) business days prior to the reset date plus 3.40%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Avalon has the right to prepay the amount outstanding under the New Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is six percent (6%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default.

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

Liquidity and Capital Resources

For the six months ended June 30, 2022, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account was utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

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

During the three months ended June 30, 2021, approximately $0.9 million of the loans and $9,000 of associated interest were forgiven by the Small Business Administration. During the six months ended June 30, 2021, approximately $2.0 million of the loans and $17,000 of associated interest were forgiven by the Small Business Administration. As of June 30, 2021, all loan proceeds received under the Program and related interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

Term Loan Agreement

On December 20, 2019, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “Term Loan Agreement”) with Laurel Capital Corporation which provided for a $23.0 million term loan. At closing, $13.8 million of the proceeds were used to pay off and refinance amounts outstanding under our then existing term loan and commercial mortgage agreements, $1.7 million of the proceeds were used to pay down the outstanding balance and associated interest on our existing line of credit agreement and $0.3 million of the proceeds were utilized to pay related transaction costs. The remaining proceeds of approximately $7.2 million were deposited into a project fund account for which those proceeds are required to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. Restricted cash in the project fund account was fully utilized at June 30, 2022. At December 31, 2021, loan proceeds of $1.7 million remained in the project fund account.

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

Borrowings under the Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2022 and December 31, 2021.

New Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “New Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our existing term loan agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. The existing term loan was terminated in conjunction with the New Term Loan Agreement.

The New Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a twenty-five (25) year maturity schedule commencing September 5, 2022 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 5, 2032. Upon request by Avalon, project fund proceeds can be utilized to pay debt service. Borrowings under the New Term Loan Agreement bear interest at a fixed rate of 6.00% until the seventh anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.00% per annum or (b) the sum of the three year treasury rate on the date two (2) business days prior to the reset date plus 3.40%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Avalon has the right to prepay the amount outstanding under the New Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is six percent (6%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (formerly Home Savings Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On July 22, 2022, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2024. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

No amounts were drawn under the Line of Credit Agreement at June 30, 2022 and December 31, 2021. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2022, the interest rate on the Line of Credit Agreement was 5.00%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2022 and December 31, 2021.

During the three months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.92%, respectively. During the six months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.86%, respectively.

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

Capital Expenditures

During the six months ended June 30, 2022, Avalon incurred capital expenditures of $4.4 million of which $3.3 million of such expenditures was paid to vendors during the period. During the six months ended June 30, 2021, Avalon incurred capital expenditures of $2.1 million of which $1.8 million of such expenditures was paid to vendors during the period. For both the six months ended June 30, 2022 and 2021, expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2022 and 2021, The Grand Resort was in operation but certain existing hotel rooms were in the process of being renovated. In addition, in 2022 and 2021, the Avalon Field Club at New Castle was in operation but the club house was in the process of being renovated. Avalon’s aggregate capital expenditures in 2022 are expected to be in the range of $6.0 million to $7.5 million, funded with cash from our project fund account, existing operating cash and cash generated from operations. Capital expenditures principally relate to the expansion and continued hotel room renovations at The Grand Resort, the clubhouse at Avalon Field Club at New Castle, building improvements and equipment purchases.

Working Capital

At June 30, 2022 and December 31, 2021, there was a working capital deficit of approximately $4.6 million and $2.1 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, accounts payable and accrued payroll. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues receivable and inventory.

Accounts receivable increased to $10.5 million at June 30, 2022 compared with $9.9 million at December 31, 2021. Accounts receivable related to the golf and related operations segment increased approximately $1.5 million at June 30, 2022 compared to December 31, 2021 due to the associated timing of annual membership renewals. The increase in accounts receivable related to our golf and related operations segment was partially offset by a decrease in accounts receivable related to our waste management services segment. Accounts receivable related to our waste management services segment decreased approximately $0.9 million at June 30, 2022 compared with December 31, 2021 as a result of the decrease in net operating revenues in the second quarter of 2022 compared with the fourth quarter of 2021 and the timing of receipt on those associated receivables.

Unbilled membership dues receivable was approximately $1.1 million at June 30, 2022 compared to $0.6 million at December 31, 2021. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.5 million at June 30, 2022 compared to $1.1 million at December 31, 2021. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $11.0 million at June 30, 2022 compared to $10.2 million at December 31, 2021. Accounts payable related to the golf and related operations increased as a result of unpaid construction bills at June 30, 2022 related to The Grand Resort and Avalon Field Club at New Castle. The increase in accounts payable related to our golf and related operations segment was partially offset by a decrease in accounts payable related to our waste management services segment. Accounts payable related to our waste management segment decreased as a result of a decrease in amounts due to disposal facilities and transportation carriers in the second quarter of 2022 compared to the fourth quarter of 2021 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.8 million at June 30, 2022 compared to $3.4 million at December 31, 2021. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in membership dues rates during 2022.

Accrued payroll and other compensation was approximately $1.7 million at June 30, 2022 compared to $0.8 million at December 31, 2021. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations.

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

Performance in the second quarter of 2022 compared with the second quarter of 2021

Overall Performance

Net operating revenues increased to $19.5 million in the second quarter of 2022 compared with $16.4 million in the second quarter of 2021. Net operating revenues of the waste management services segment were approximately $10.7 million in the second quarter of 2022 compared to $8.7 million in the second quarter of 2021. The increase in net operating revenues of the waste management services segment was a result of an increase in both continuous and event work projects during the second quarter of 2022 compared to the second quarter of 2021. Net operating revenues of the golf and related operations segment were approximately $8.8 million in the second quarter of 2022 compared to $7.7 million in the second quarter of 2021. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the second quarter of 2022 compared to the second quarter of 2021.

Total cost of operations related to the waste management services segment increased to $8.5 million in the second quarter of 2022 compared with $7.0 million in the second quarter of 2021. The increase in the cost of operations between periods for the waste management services segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $7.3 million in the second quarter of 2022 compared to $6.1 million in the second quarter of 2021. The increase between periods was primarily a result of higher product costs and employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $0.8 million in both the second quarter of 2022 and 2021.

Consolidated selling, general and administrative expenses were approximately $2.3 million in the second quarter of 2022 compared to $2.5 million in the second quarter of 2021. In the second quarter of 2021, certain discretionary employee bonuses were paid by the Company.

Gain on debt extinguishment was approximately $0.9 million in the second quarter of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.3 million in both the second quarter of 2022 and 2021. During the second quarter of 2022, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.92%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.5 million, or $0.12 per share, in the second quarter of 2022 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million, or $0.19 per share, in the second quarter of 2021.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $10.7 million in the second quarter of 2022 compared with $8.7 million in the second quarter of 2021. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $10.0 million in the second quarter of 2022 compared to $8.1 million in the second quarter of 2021. Continuous work of the waste disposal brokerage business increased approximately $1.7 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.5 million in the second quarter of 2022 compared with $4.8 million in the second quarter of 2021. In addition, event work net operating revenues related to multiple projects increased by approximately $0.2 million during second quarter of 2022 when compared to second quarter of 2021. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $3.5 million in the second quarter of 2022 compared with $3.3 million in the second quarter of 2021.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the second quarter of 2022 compared to $0.6 million in the second quarter of 2021. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $8.5 million in the second quarter of 2022 compared with $7.0 million in the second quarter of 2021. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the second quarter of 2022 compared to 20% in the second quarter of 2021. The increase in the overall gross margin percentage was primarily attributable to the higher gross profit generated from event work projects during second quarter of 2022.

Income before income taxes for the waste management services segment were approximately $1.0 million in the second quarter of 2022 compared to $0.7 million in the second quarter of 2021. Income before income taxes of the waste brokerage and management services business was approximately $1.0 million in the second quarter of 2022 compared to $0.6 million in the second quarter of 2021. The increased income before income taxes was primarily attributable to the increased net operating revenues and associated higher gross profit during the second quarter of 2022 compared to the second quarter of 2021. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the second quarter of 2022 and 2021. During both the second quarter of 2022 and 2021, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $8.8 million in the second quarter of 2022 compared to $7.7 million in the second quarter of 2021. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $3.6 million in the second quarter of 2022 compared to $3.3 million in the second quarter of 2021. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $5.2 million in the second quarter of 2022 compared to $4.4 million in the second quarter of 2021. Membership dues revenue was approximately $1.8 million in the second quarter of 2022 compared to $1.7 million in the second quarter of 2021. The increase in membership dues revenue was attributable to an increase in membership dues rates. Net operating revenues related to room rental was approximately $1.5 million in the second quarter of 2022 compared to $1.1 million in the second quarter of 2021. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $0.9 million in both the second quarter of 2022 and 2021. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $1.0 million in the second quarter of 2022 compared to $0.7 million in the second quarter of 2021. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort.

Total cost of operations for the golf and related operations segment were $7.3 million in the second quarter of 2022 compared with $6.1 million in the second quarter of 2021. Cost of food, beverage and merchandise was approximately $1.5 million in the second quarter of 2022 compared to $1.3 million in the second quarter of 2021. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations and higher product costs. The cost of food, beverage and merchandise sales was approximately 43% of associated revenue in the second quarter of 2022 compared to 41% in the second quarter of 2021. Golf and related operations operating costs increased to approximately $5.7 million in the second quarter of 2022 compared with $4.7 million in the second quarter of 2021. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the second quarter of 2022 compared to the second quarter of 2021.

The golf and related operations recorded income before income taxes of $0.6 million in the second quarter of 2022 compared with income before income taxes of $1.6 million in the second quarter of 2021. The change between periods was primarily a result of higher employee related costs in the second quarter of 2022 and, in the second quarter of 2021, the golf and related operations recorded a gain on debt extinguishment of approximately $0.9 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

General Corporate Expenses

General corporate expenses were $0.9 million in the second quarter of 2022 compared to $1.3 million in the second quarter of 2021. In the second quarter of 2021, certain discretionary employee bonuses were paid by the Company.

Gain on Debt Extinguishment

Gain on debt extinguishment was approximately $0.9 million in the second quarter of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest Expense

Interest expense was approximately $0.3 million in both second quarter of 2022 and 2021. During second quarter of 2022, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the three months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.92%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.5 million in the second quarter of 2022 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million in the second quarter of 2021. Avalon recorded a state income tax provision in both the second quarter of 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2022 compared with the first six months of 2021

Overall Performance

Net operating revenues increased to $33.8 million in the first six months of 2022 compared with $31.5 million in the first six months of 2021. Net operating revenues of the waste management services segment were approximately $20.0 million in the first six months of 2022 compared to $19.8 million in the first six months of 2021. The increase in net operating revenues of the waste management services segment was a result of an increase in continuous work partially offset by a decrease in event work projects during the first six months of 2022 compared to the first six months of 2021. Net operating revenues of the golf and related operations segment were approximately $13.8 million in the first six months of 2022 compared to $11.7 million in the first six months of 2021. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first six months of 2022 compared to the first six months of 2021.

Total cost of operations related to the waste management services segment increased to $16.1 million in the first six months of 2022 compared with $15.7 million in the first six months of 2021. The increase in the cost of operations between periods for the waste management services segment is primarily due to higher waste disposal transportation expense.

Total cost of operations related to the golf and related operations segment increased to $12.1 million in the first six months of 2022 compared to $9.6 million in the first six months of 2021. The increase between periods was primarily a result of higher product costs and employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $1.7 million in the first six months of 2022 compared to $1.5 million in the first six months of 2021. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $4.6 million in the first six months of 2022 compared to $4.8 million in the first six months of 2021. In the first six months of 2021, certain discretionary employee bonuses were paid by the Company.

Gain on debt extinguishment was approximately $2.0 million in the first six months of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $0.6 million in both the first six months of 2022 and 2021. During the first six months of 2022, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the six months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.86%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million, or $0.20 per share, in the first six months of 2022 compared with net income attributable to Avalon Holdings Corporation common shareholders of $1.5 million, or $0.37 per share, in the first six months of 2021.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $20.0 million in the first six months of 2022 compared with $19.8 million in the first six months of 2021.

The net operating revenues of the waste disposal brokerage and management services business were approximately $18.7 million in the first six months of 2022 compared to $18.6 million in the first six months of 2021. Continuous work of the waste disposal brokerage business increased approximately $0.4 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $12.1 million in the first six months of 2022 compared with $11.7 million in the first six months of 2021. The increase in net operating revenues from continuous work was partially offset by a decrease in event work projects. Event work net operating revenues related to multiple projects decreased by approximately $0.3 million during first six months of 2022 when compared to first six months of 2021. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $6.6 million in the first six months of 2022 compared with $6.9 million in the first six months of 2021.

The net operating revenues of the captive landfill management operations were approximately $1.3 million in the first six months of 2022 compared to $1.2 million in the first six months of 2021. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $16.1 million in the first six months of 2022 compared with $15.7 million in the first six months of 2021. The increase in the cost of operations between periods for the waste management services segment is primarily due to higher waste disposal transportation expense. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the first six months of 2022 compared to 21% in the first six months of 2021. The decrease in the overall gross margin percentage was primarily attributable to the lower gross profit generated from both continuous and event work projects during first six months of 2022.

Income before income taxes for the waste management services segment were approximately $1.7 million in the first six months of 2022 compared to $1.8 million in the first six months of 2021. Income before income taxes of the waste brokerage and management services business was approximately $1.7 million in the first six months of 2022 compared to $1.8 million in the first six months of 2021. The decreased income before income taxes was primarily attributable to the lower gross profit during the first six months of 2022 compared to the first six months of 2021. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first six months of 2022 and 2021. During both the first six months of 2022 and 2021, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $13.8 million in the first six months of 2022 compared to $11.7 million in the first six months of 2021.

Food, beverage and merchandise sales increased to approximately $5.2 million in the first six months of 2022 compared to $4.6 million in the first six months of 2021. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $8.6 million in the first six months of 2022 compared to $7.1 million in the first six months of 2021. Membership dues revenue was approximately $3.5 million in the first six months of 2022 compared to $3.3 million in the first six months of 2021. The increase in membership dues revenue was attributable to both an increase in membership dues rates and the average number of members between periods. Net operating revenues related to room rental was approximately $2.2 million in the first six months of 2022 compared to $1.6 million in the first six months of 2021. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $1.9 million in the first six months of 2022 compared to $1.2 million in the first six months of 2021. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort. Greens fees and associated cart rentals were approximately $1.0 million in both the first six months of 2022 and 2021. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2022 and 2021.

Total cost of operations for the golf and related operations segment were $12.1 million in the first six months of 2022 compared with $9.6 million in the first six months of 2021. Cost of food, beverage and merchandise was approximately $2.3 million in the first six months of 2022 compared to $1.9 million in the first six months of 2021. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations, and to a lesser extent, higher product costs. The cost of food, beverage and merchandise sales was approximately 43% of associated revenue in the first six months of 2022 compared to 42% in the first six months of 2021. Golf and related operations operating costs increased to approximately $9.8 million in the first six months of 2022 compared with $7.7 million in the first six months of 2021. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the first six months of 2022 compared to the first six months of 2021.

The golf and related operations recorded a loss before income taxes of $0.2 million in the first six months of 2022 compared with income before income taxes of $1.8 million in the first six months of 2021. The change between periods was primarily a result of higher employee related costs in the first six months of 2022 and, in the first six months of 2021, the golf and related operations recorded a gain on debt extinguishment of approximately $1.5 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

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

General Corporate Expenses

General corporate expenses were $1.9 million in the first six months of 2022 compared to $2.1 million in the first six months of 2021. In the first six months of 2021, certain discretionary employee bonuses were paid by the Company.

Gain on Debt Extinguishment

Gain on debt extinguishment was approximately $2.0 million in the first six months of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest Expense

Interest expense was approximately $0.6 million in both first six months of 2022 and 2021. During first six months of 2022, the decrease in interest expense due to the lower average outstanding debt was offset by a higher weighted average interest rate on the outstanding borrowings. During the six months ended June 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.00% and 4.86%, respectively.

Net Income (Loss)

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.8 million in the first six months of 2022 compared to net income attributable to Avalon Holdings Corporation common shareholders of $1.5 million in the first six months of 2021. Avalon recorded a state income tax provision in both the first six months of 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

During the three months ended June 30, 2021, approximately $0.9 million of the loans and $9,000 of associated interest were forgiven by the Small Business Administration. During the six months ended June 30, 2021, approximately $2.0 million of the loans and $17,000 of associated interest were forgiven by the Small Business Administration. As of June 30, 2021, all loan proceeds received under the Program and related interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

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

On April 5, 2019, Avalon filed with the Oil and Gas Commission a motion to vacate its prior decisions in this matter. The Oil and Gas Commission scheduled a hearing on this motion for August 13, 2019. Before the hearing began, and in response to the Division’s motion to dismiss the Company’s motion to vacate, the Commission dismissed the matter. The Company appealed that decision to the Franklin County Court of Common Pleas. In April 2020, the Division’s motion to dismiss and the Company’s opposition were reviewed by the Court. Following the restart orders received on May 24, 2021, and discussed below, the Court dismissed the complaint.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2022, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Borrowings under our New Term Loan Agreement bear interest at a fixed rate of 6.00% until the seventh anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.00% per annum or (b) the sum of the three year treasury rate on the date two (2) business days prior to the reset date plus 3.40%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2022, the interest rate on the Line of Credit Agreement was 5.00%. No amounts were outstanding under the Line of Credit Agreement at June 30, 2022.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 28, 2022, Avalon reported the voting results from the Annual Meeting held on April 28, 2022.

On July 25, 2022, Avalon reported that on July 22, 2022 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank to extend the maturity date to July 31, 2024.

On August 8, 2022 Avalon reported that on August 5, 2022, the Company entered into a $31.0 million New Term Loan Agreement with Laurel Capital Corporation. The proceeds were used to pay off and refinance amounts outstanding under our existing term loan and pay related transaction costs. The remaining proceeds were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 12, 2022	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)