Form 10-Q
period 2022-09-30
AVALON HOLDINGS CORP
filed 2022-11-10
CIK 1061069

2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 4, 2022.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net operating revenues:
Waste management services	$15,036	$11,444	$35,092	$31,279

Food, beverage and merchandise sales	4,077	3,984	9,305	8,608
Other golf and related operations	6,600	5,873	15,147	12,917
Total golf and related operations	10,677	9,857	24,452	21,525
Total net operating revenues	25,713	21,301	59,544	52,804

Costs and expenses:
Waste management services operating costs	12,173	9,385	28,243	25,055
Cost of food, beverage and merchandise	1,721	1,657	3,994	3,598
Golf and related operations operating costs	6,511	5,692	16,297	13,356
Depreciation and amortization expense	882	777	2,553	2,308
Selling, general and administrative expenses	2,913	2,743	7,518	7,559
Operating income	1,513	1,047	939	928

Other income (expense):
Interest expense	(408)	(290)	(960)	(878)
Gain on debt extinguishment	-	-	-	1,964
Other income, net	22	85	205	298
Income before income taxes	1,127	842	184	2,312

Provision for income taxes	55	27	108	85
Net income	1,072	815	76	2,227

Less net loss attributable to non-controlling interest in subsidiaries	(96)	(168)	(314)	(214)
Net income attributable to Avalon Holdings Corporation common shareholders	$1,168	$983	$390	$2,441

Income per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income per share	$0.30	$0.25	$0.10	$0.63
Diluted net income per share	$0.30	$0.25	$0.10	$0.62

Weighted average shares outstanding - basic	3,899	3,899	3,899	3,899
Weighted average shares outstanding - diluted	3,919	3,931	3,922	3,935

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$1,476	$3,254
Accounts receivable, less allowance for credit losses	13,409	9,933
Unbilled membership dues receivable	878	578
Inventories	1,489	1,105
Prepaid expenses	1,058	996
Other current assets	90	105
Total current assets	18,400	15,971

Property and equipment, net	56,496	53,338
Property and equipment under finance leases, net	5,134	5,390
Operating lease right-of-use assets	1,191	1,598
Restricted cash	10,415	1,696
Noncurrent deferred tax asset	8	8
Other assets, net	36	36
Total assets	$91,680	$78,037

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$494	$1,126
Current portion of obligations under finance leases	130	167
Current portion of obligations under operating leases	478	534
Accounts payable	10,997	10,164
Accrued payroll and other compensation	1,504	797
Accrued income taxes	128	67
Other accrued taxes	423	541
Deferred membership dues revenue	4,649	3,363
Other liabilities and accrued expenses	1,628	1,265
Total current liabilities	20,431	18,024

Long-term debt, net of current portion	29,887	19,376
Line of credit	950	-
Obligations under finance leases, net of current portion	401	496
Obligations under operating leases, net of current portion	713	1,064
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,204	59,201
Accumulated deficit	(19,781)	(20,171)
Total Avalon Holdings Corporation Shareholders' Equity	39,462	39,069
Non-controlling interest in subsidiaries	(264)	(92)
Total equity	39,198	38,977
Total liabilities and equity	$91,680	$78,037

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at July 1, 2022	3,287,647	611,784	$33	$6	$59,203	$(20,949)	$38,293	$(168)	$38,125

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	1,168	1,168	(96)	1,072

Balance at September 30, 2022	3,287,647	611,784	$33	$6	$59,204	$(19,781)	$39,462	$(264)	$39,198

	For the Three Months Ended September 30, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2021	3,287,647	611,784	$33	$6	$59,199	$(20,684)	$38,554	$(172)	$38,382

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	358	358

Net income (loss)	-	-	-	-	-	983	983	(168)	815

Balance at September 30, 2021	3,287,647	611,784	$33	$6	$59,200	$(19,701)	$39,538	$18	$39,556

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2022	3,287,647	611,784	$33	$6	$59,201	$(20,171)	$39,069	$(92)	$38,977

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	142	142

Net income (loss)	-	-	-	-	-	390	390	(314)	76

Balance at September 30, 2022	3,287,647	611,784	$33	$6	$59,204	$(19,781)	$39,462	$(264)	$39,198

	For the Nine Months Ended September 30, 2021

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2021	3,287,647	611,784	$33	$6	$59,196	$(22,142)	$37,093	$(126)	$36,967

Stock options - compensation costs	-	-	-	-	4	-	4	-	4

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	358	358

Net income (loss)	-	-	-	-	-	2,441	2,441	(214)	2,227

Balance at September 30, 2021	3,287,647	611,784	$33	$6	$59,200	$(19,701)	$39,538	$18	$39,556

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$76	$2,227
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization expense	2,553	2,308
Amortization of debt issuance costs	35	31
Compensation costs - stock options	3	4
Provision for losses on accounts receivable	11	35
Gain from disposal of equipment	-	(3)
Gain on debt extinguishment	-	(1,964)
Change in operating assets and liabilities:
Accounts receivable	(3,487)	(1,210)
Unbilled membership dues receivable	(300)	(254)
Inventories	(384)	(244)
Prepaid expenses	(62)	(21)
Other assets, net	15	14
Accounts payable	610	(418)
Accrued payroll and other compensation	707	417
Accrued income taxes	61	54
Other accrued taxes	(118)	(33)
Deferred membership dues revenue	1,286	1,226
Other liabilities and accrued expenses	363	(79)
Net cash provided by operating activities	1,369	2,090

Cash flows from investing activities:
Capital expenditures	(5,232)	(3,249)
Proceeds from disposal of equipment	-	3
Net cash used in investing activities	(5,232)	(3,246)

Cash flows from financing activities:
Proceeds from subsidiary private placement offering	142	358
Proceeds under New Term Loan facility	31,000	-
Principal payments on term loan facilities	(20,879)	(828)
Borrowings under line of credit facility	950	-
Payments of debt issuance costs	(277)	-
Principal payments on finance lease obligations	(132)	(271)
Net cash provided by (used in) financing activities	10,804	(741)

Increase (decrease) in cash, cash equivalents and restricted cash	6,941	(1,897)
Cash, cash equivalents and restricted cash at beginning of period	4,950	8,095
Cash, cash equivalents and restricted cash at end of period	$11,891	$6,198

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$223	$294
Significant non-cash operating and financing activities:
Interest forgiven from Paycheck Protection Program loans	$-	$17
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$31	$67

Cash paid during the period for interest	$820	$851
Cash paid during the period for income taxes	$47	$31

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of four golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services, dining and banquet facilities. ARCI also owns and operates a hotel and its related resort amenities including dining, banquet and conference facilities, salon and spa services, fitness center, outdoor resort pool, Roman Bath, indoor junior Olympic size swimming pool and tennis courts.

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2022, and the results of its operations and cash flows for the interim periods presented.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$1,476	$3,254
Restricted cash	10,415	1,696
Cash, cash equivalents and restricted cash	$11,891	$4,950

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022 and 2021, the net operating revenues related to waste management services represented approximately 58% and 54%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2022 and 2021, the net operating revenues related to waste management services represented approximately 59% of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the nine months ended September 30, 2021, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2022 and 2021.

For the three months ended September 30, 2022 and 2021, the net operating revenues related to the golf and related operations represented approximately 42% and 46%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2022 and 2021, the net operating revenues related to the golf and related operations represented approximately 41% of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2022 and 2021, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Waste management and brokerage services	$14,377	$10,841	$33,131	$29,470
Captive landfill management operations	659	603	1,961	1,809
Total waste management services revenues	15,036	11,444	35,092	31,279
Food, beverage and merchandise sales	4,077	3,984	9,305	8,608
Membership dues revenue	1,783	1,684	5,291	4,952
Room rental revenue	2,179	1,824	4,383	3,438
Greens fees and cart rental revenue	1,596	1,467	2,601	2,470
Salon and spa services	474	319	1,360	741
Fitness and tennis lesson revenue	83	89	332	338
Other revenue	485	490	1,180	978
Total golf and related operations revenue	10,677	9,857	24,452	21,525
Total net operating revenues	$25,713	$21,301	$59,544	$52,804

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2022 and December 31, 2021, accounts receivable, net, related to our waste management services segment were approximately $11.9 million and $9.0 million, respectively. At September 30, 2022, three customers accounted for approximately 38% of the waste management services segment’s receivables and 34% of the consolidated receivables. At December 31, 2021, one customer accounted for approximately 19% of the waste management services segment’s receivables and 17% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.5 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at September 30, 2022 or December 31, 2021.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both September 30, 2022 and December 31, 2021.

The following table presents changes in our allowance for credit losses during the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended September 30, 2022	$256	$5	$(10)	$251
Three months ended September 30, 2021	$250	$35	$(18)	$267

Nine months ended September 30, 2022	$265	$11	$(25)	$251
Nine months ended September 30, 2021	$265	$35	$(33)	$267

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.9 million at September 30, 2022 and $0.6 million at December 31, 2021.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2022	$1,145	$252	$(519)	$878
Three months ended September 30, 2021	$1,102	$237	$(500)	$839

Nine months ended September 30, 2022	$578	$1,857	$(1,557)	$878
Nine months ended September 30, 2021	$585	$1,802	$(1,548)	$839

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.6 million at September 30, 2022 and $3.4 million at December 31, 2021, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.0 million at September 30, 2022 and $0.8 million at December 31, 2021.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2022	$5,782	$650	$(1,783)	$4,649
Three months ended September 30, 2021	$5,376	$730	$(1,684)	$4,422

Nine months ended September 30, 2022	$3,363	$6,577	$(5,291)	$4,649
Nine months ended September 30, 2021	$3,196	$6,178	$(4,952)	$4,422

Customer advance deposits
Three months ended September 30, 2022	$992	$785	$(773)	$1,004
Three months ended September 30, 2021	$784	$588	$(688)	$684

Nine months ended September 30, 2022	$795	$2,088	$(1,879)	$1,004
Nine months ended September 30, 2021	$674	$1,299	$(1,289)	$684

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

Property and equipment at September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Land and land improvements	$16,408	$15,588
Buildings and improvements	52,616	48,603
Machinery and equipment	8,227	7,122
Office furniture and fixtures	9,469	8,773
Vehicles	791	791
Construction in progress	117	1,448
	87,628	82,325
Less accumulated depreciation and amortization	(31,132)	(28,987)
Property and equipment, net	$56,496	$53,338

At September 30, 2022, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2022 and 2021, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.2 years. The weighted average remaining lease term on operating leases was approximately 2.9 years at September 30, 2022.

During the first nine months of 2022, the Company entered into a new operating lease agreement for golf cart GPS equipment. The Company recorded an operating lease right-of-use asset and corresponding obligation under the operating lease of approximately $31,000. During the first nine months of 2021, the Company entered into new operating lease agreements for a facility and golf cart GPS equipment. The Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $67,000.

Leased property and associated obligations under operating leases at September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$1,191	$1,598

Current portion of obligations under operating leases	$478	$534
Long-term portion of obligations under operating leases	713	1,064
Total obligations under operating leases	$1,191	$1,598

The weighted average discount rate on operating leases was 4.7% at September 30, 2022 and 4.6% at December 31, 2021.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2022 there were approximately 31.1 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2022, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.1 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.9 years at September 30, 2022.

Leased property and associated obligations under finance leases at September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Leased property under finance leases	$12,100	$11,978
Less accumulated amortization	(6,966)	(6,588)
Leased property under finace leases, net	$5,134	$5,390

Current portion of obligations under finance leases	$130	$167
Long-term portion of obligations under finance leases	401	496
Total obligations under finance leases	$531	$663

The weighted average discount rate on finance leases was 5.1% at September 30, 2022 and December 31, 2021.

For the three and nine months ended September 30, 2022 and 2021, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost:
Rental expense	$273	$279	$620	$571

Finance lease cost:
Depreciation expense	$124	$133	$378	$413
Interest expense	7	9	24	33
Total finance lease cost	$131	$142	$402	$446

For the twelve months ending September 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2023	$155	$524	$679
2024	131	363	494
2025	79	269	348
2026	38	115	153
2027	19	14	33
Thereafter	390	-	390
Total lease payments	812	1,285	2,097
Less: imputed interest	281	94	375
Total	531	1,191	1,722
Less: current portion of obligations under leases	130	478	608
Long-term portion of obligations under leases	$401	$713	$1,114

Note 8. Basic and Diluted Net Income per Share

Basic net income per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2022 and 2021, the weighted average number of common shares outstanding was 3,899,431.

Diluted net income per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing net income by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. The weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option.

For the three and nine months ended September 30, 2022, the diluted weighted average number of shares outstanding was 3,918,512 and 3,921,628, respectively. For the three and nine months ended September 30, 2021, the diluted weighted average number of shares outstanding was 3,930,869 and 3,934,838, respectively.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2022, loan proceeds of $10.4 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

The 2022 Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a twenty-five (25) year maturity schedule which commenced September 5, 2022 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 5, 2032. Upon request by Avalon, project fund proceeds can be utilized to pay debt service. Borrowings under the 2022 Term Loan Agreement bear interest at a fixed rate of 6.00% until the seventh anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.00% per annum or (b) the sum of the three year treasury rate on the date two (2) business days prior to the reset date plus 3.40%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Avalon has the right to prepay the amount outstanding under the 2022 Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is six percent (6%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2022.

The Company capitalized approximately $0.6 million of debt issuance costs in connection with the 2022 Term Loan Agreement in accordance with ASC Subtopic 470-50, Debt-Modifications and Extinguishments. The Company is amortizing these costs over the life of the 2022 Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability.

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

At September 30, 2022, approximately $1.0 million was outstanding under the Line of Credit Agreement. No amounts were drawn under the Line of Credit Agreement at December 31, 2021. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2022, the interest rate on the Line of Credit Agreement was 6.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2022 and December 31, 2021.

Paycheck Protection Program Loans

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

The Company accounted for the loans in accordance with ASC 470 – Debt. Under ASC 470, the debt will be derecognized when the debt is extinguished in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment. During the nine months ended September 30, 2021, approximately $2.0 million of the loans and $17,000 of associated interest were forgiven by the Small Business Administration. As of September 30, 2021, all loan proceeds received under the Program and related interest were forgiven by the Small Business Administration.

During the three months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.69% and 5.00%, respectively. During the nine months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.27% and 4.91%, respectively.

Obligations under the Company’s term loan agreements at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$30,955	$(574)	$30,381
Less current portion	554	(60)	494
Long-term debt	$30,401	$(514)	$29,887

	December 31, 2021
	Gross Amount	Debt Issuance Costs	Net Amount
2019 Term Loan Agreement	$20,833	$(331)	$20,502
Less current portion	1,168	(42)	1,126
Long-term debt	$19,665	$(289)	$19,376

For the twelve months ending September 30, future maturities under the Company’s 2022 Term Loan Agreement are as follows (in thousands):

2023	$554
2024	589
2025	625
2026	664
2027	705
Thereafter	27,818
Total	$30,955

Note 10. Income Taxes

During the three months ended September 30, 2022 and 2021, net income attributable to Avalon Holdings Corporation shareholders was $1.2 million and $1.0 million, respectively. During the nine months ended September 30, 2022 and 2021, net income attributable to Avalon Holdings Corporation shareholders was $0.4 million and $2.4 million, respectively. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

In March 2022, the Board of Directors extended the period of time for certain vested options that were not exercisable due to those options not meeting the predetermined stock price within the three years following the contractual vesting period. At September 30, 2022, options to purchase 90,000 shares have been granted under the 2009 Plan. Of these, 36,000 shares have been exercised, and options for 54,000 shares remain outstanding.

The following table is a summary of the stock option activity during 2022:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2022	54,000	1.83	0.43
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options cancelled or forfeited	-	-	-
Outstanding at September 30, 2022	54,000	$1.83	$0.43
Options Vested	54,000	$1.83	$0.43
Exercisable at September 30, 2022	-	$-	$-

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

Compensation costs were approximately $1,000 for both the three month periods ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, compensation costs were approximately $3,000 and $4,000, respectively. As of September 30, 2022, there was approximately $4,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.67 years.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities and a multipurpose recreation center. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales.

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the nine months ended September 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the nine months ended September 30, 2021, one customer accounted for 12% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net operating revenues from:
Waste management services:
External customer revenues	$15,036	$11,444	$35,092	$31,279
Intersegment revenues	-	-	-	-
Total waste management services	15,036	11,444	35,092	31,279

Golf and related operations:
External customer revenues	10,677	9,857	24,452	21,525
Intersegment revenues	25	15	56	32
Total golf and related operations	10,702	9,872	24,508	21,557

Segment operating revenues	25,738	21,316	59,600	52,836
Intersegment eliminations	(25)	(15)	(56)	(32)
Total net operating revenues	$25,713	$21,301	$59,544	$52,804

Income (loss) before income taxes:
Waste management services	$1,454	$672	$3,143	$2,491
Golf and related operations	1,223	1,412	976	3,238
Segment income before income taxes	2,677	2,084	4,119	5,729
Corporate interest expense	(402)	(282)	(937)	(845)
Corporate gain on debt extinguishment	-	-	-	502
Corporate other income, net	-	2	1	10
General corporate expenses	(1,148)	(962)	(2,999)	(3,084)
Income before income taxes	$1,127	$842	$184	$2,312

Gain on debt extinguishment:
Waste management services	$-	$-	$-	$-
Golf and related operations	-	-	-	1,462
Corporate	-	-	-	502
Total gain on debt extinguishment	$-	$-	$-	$1,964

	September 30,	December 31,
	2022	2021
Identifiable assets:
Waste management services	$35,822	$34,203
Golf and related operations	63,469	59,700
Corporate	64,243	55,027
Subtotal	163,534	148,930
Elimination of intersegment receivables	(71,854)	(70,893)
Total	$91,680	$78,037

In comparing total assets at September 30, 2022 with those at December 31, 2021, the increase in the total assets of the waste management services segment of approximately $1.6 million was primarily a result of an increase accounts receivable partially offset by a decrease in intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $3.8 million was primarily due to an increase in accounts receivable and capital expenditures associated with The Grand Resort and Avalon Field Club at New Castle partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $9.2 million was primarily due to an increase in restricted cash received in conjunction with our 2022 Term Loan Agreement and an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in operating cash and cash equivalents.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2022 and December 31, 2021, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $13,000 and $85,000, respectively. During the three and nine months ended September 30, 2021, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $144,000 and $190,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both September 30, 2022 and December 31, 2021.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $83,000 and $229,000, respectively. During the three and nine months ended September 30, 2021, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was $24,000.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On September 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 9, 2022. The briefings in this matter are continuing.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2022, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account and borrowings under our line of credit were also utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2022, loan proceeds of $10.4 million remained in the project fund account. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

The 2022 Term Loan Agreement is payable in 119 equal monthly installments of principal and interest, based on a twenty-five (25) year maturity schedule which commenced September 5, 2022 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 5, 2032. Upon request by Avalon, project fund proceeds can be utilized to pay debt service. Borrowings under the 2022 Term Loan Agreement bear interest at a fixed rate of 6.00% until the seventh anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.00% per annum or (b) the sum of the three year treasury rate on the date two (2) business days prior to the reset date plus 3.40%, provided that the applicable rate shall in no event exceed 8.50% per annum.

Avalon has the right to prepay the amount outstanding under the 2022 Term Loan Agreement, in whole or in part, at any time upon payment of the principal amount of the loan to be prepaid plus accrued unpaid interest thereon to the prepayment date, plus an applicable prepayment penalty. The prepayment penalty, expressed as a percentage of the principal of the loan being prepaid, is six percent (6%) on any prepayment in the first five years; four percent (4%) on any prepayment in the sixth and seventh year; three percent (3%) on any prepayment in the eighth and ninth year; and two percent (2%) on any prepayment in the tenth year.

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2022.

Paycheck Protection Program Loans

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

During the nine months ended September 30, 2021, approximately $2.0 million of the loans and $17,000 of associated interest were forgiven by the Small Business Administration. As of September 30, 2021, all loan proceeds received under the Program and related interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

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

At September 30, 2022, approximately $1.0 million was outstanding under the Line of Credit Agreement. No amounts were drawn under the Line of Credit Agreement at December 31, 2021. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2022, the interest rate on the Line of Credit Agreement was 6.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2022 and December 31, 2021.

During the three months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.69% and 5.00%, respectively. During the nine months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.27% and 4.91%, respectively.

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

Capital Expenditures

During the nine months ended September 30, 2022, Avalon incurred capital expenditures of $5.5 million of which $5.3 million of such expenditures was paid to vendors during the period. During the nine months ended September 30, 2021, Avalon incurred capital expenditures of $3.5 million of which $3.2 million of such expenditures was paid to vendors during the period. For both the nine months ended September 30, 2022 and 2021, expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2022 and 2021, The Grand Resort was in operation but certain existing hotel rooms were in the process of being renovated. In addition, in 2022 and 2021, the Avalon Field Club at New Castle was in operation but the club house was in the process of being renovated. Avalon’s aggregate capital expenditures in 2022 are expected to be in the range of $6.0 million to $6.5 million, funded with cash from our project fund account, existing operating cash and cash generated from operations. Capital expenditures principally relate to the expansion and continued hotel room renovations at The Grand Resort, the clubhouse at Avalon Field Club at New Castle, building improvements and equipment purchases.

Working Capital

At September 30, 2022 and December 31, 2021, there was a working capital deficit of approximately $2.0 million and $2.1 million, respectively. Working capital was positively impacted by an increase in accounts receivable, unbilled membership dues receivable and inventory and a decrease in the current portion due on the term loan agreement. The positive impact was partially offset by an increase in deferred membership dues revenue, accounts payable, accrued payroll and a decrease in operating cash and cash equivalents.

Accounts receivable increased to $13.4 million at September 30, 2022 compared with $9.9 million at December 31, 2021. Accounts receivable related to our waste management services segment increased approximately $2.9 million at September 30, 2022 compared with December 31, 2021 as a result of the increase in net operating revenues in the third quarter of 2022 compared with the fourth quarter of 2021 and the timing of receipt on those associated receivables. Accounts receivable related to the golf and related operations segment increased approximately $0.6 million at September 30, 2022 compared to December 31, 2021 due to the associated timing of annual membership renewals.

Unbilled membership dues receivable was approximately $0.9 million at September 30, 2022 compared to $0.6 million at December 31, 2021. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.5 million at September 30, 2022 compared to $1.1 million at December 31, 2021. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $11.0 million at September 30, 2022 compared to $10.2 million at December 31, 2021. The increase in accounts payable between periods was primarily due to the waste management segment. Accounts payable related to our waste management segment increased as a result of an increase in amounts due to disposal facilities and transportation carriers in the third quarter of 2022 compared to the fourth quarter of 2021 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.6 million at September 30, 2022 compared to $3.4 million at December 31, 2021. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in membership dues rates during 2022.

Accrued payroll and other compensation was approximately $1.5 million at September 30, 2022 compared to $0.8 million at December 31, 2021. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations and the timing of payment of certain earned employee incentives.

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

Results of Operations

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous waste brokerage and management services, captive landfill management services and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities and a multipurpose recreation center.

Performance in the third quarter of 2022 compared with the third quarter of 2021

Overall Performance

Net operating revenues increased to $25.7 million in the third quarter of 2022 compared with $21.3 million in the third quarter of 2021. Net operating revenues of the waste management services segment were approximately $15.0 million in the third quarter of 2022 compared to $11.4 million in the third quarter of 2021. The increase in net operating revenues of the waste management services segment was a result of an increase in both continuous and event work projects during the third quarter of 2022 compared to the third quarter of 2021. Net operating revenues of the golf and related operations segment were approximately $10.7 million in the third quarter of 2022 compared to $9.9 million in the third quarter of 2021. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the third quarter of 2022 compared to the third quarter of 2021.

Total cost of operations related to the waste management services segment increased to $12.2 million in the third quarter of 2022 compared with $9.4 million in the third quarter of 2021. The increase in the cost of operations between periods for the waste management services segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $8.2 million in the third quarter of 2022 compared to $7.3 million in the third quarter of 2021. The increase between periods was primarily a result of higher employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $0.9 million in the third quarter of 2022 compared to $0.8 million in the third quarter of 2021. The increase is due to a higher depreciable asset base primarily related to the renovation of The Avalon Field Club at New Castle and The Grand Resort and equipment purchases for the med spa.

Consolidated selling, general and administrative expenses were approximately $2.9 million in the third quarter of 2022 compared to $2.7 million in the third quarter of 2021. The increase was primarily due to higher employee related costs.

Interest expense was approximately $0.4 million in the third quarter of 2022 compared to $0.3 million in the third quarter of 2021. During the third quarter of 2022, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the three months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.69% and 5.00%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.2 million, or $0.30 per share, in the third quarter of 2022 compared with net income attributable to Avalon Holdings Corporation common shareholders of $1.0 million, or $0.25 per share, in the third quarter of 2021.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $15.0 million in the third quarter of 2022 compared with $11.4 million in the third quarter of 2021. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $14.3 million in the third quarter of 2022 compared to $10.8 million in the third quarter of 2021. Continuous work of the waste disposal brokerage business increased approximately $1.0 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.4 million in the third quarter of 2022 compared with $5.4 million in the third quarter of 2021. In addition, event work net operating revenues related to multiple projects increased by approximately $2.5 million during third quarter of 2022 when compared to third quarter of 2021. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $7.9 million in the third quarter of 2022 compared with $5.4 million in the third quarter of 2021.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the third quarter of 2022 compared to $0.6 million in the third quarter of 2021. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $12.2 million in the third quarter of 2022 compared with $9.4 million in the third quarter of 2021. The increase in the cost of operations between periods for the waste management segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 19% in the third quarter of 2022 compared to 18% in the third quarter of 2021. The increase in the overall gross margin percentage was primarily attributable to the higher gross profit generated from event work projects during third quarter of 2022.

Income before income taxes for the waste management services segment were approximately $1.5 million in the third quarter of 2022 compared to $0.7 million in the third quarter of 2021. Income before income taxes of the waste brokerage and management services business was approximately $1.4 million in the third quarter of 2022 compared to $0.9 million in the third quarter of 2021. The increased income before income taxes was primarily attributable to the increased net operating revenues and associated higher gross profit during the third quarter of 2022 compared to the third quarter of 2021. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2022 and 2021. During the third quarter of 2022 and 2021, the salt water injection wells incurred a loss before income taxes of less than $0.1 million and $0.3 million, respectively, primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $10.7 million in the third quarter of 2022 compared to $9.9 million in the third quarter of 2021. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities and a multipurpose recreation center.

Food, beverage and merchandise sales increased to approximately $4.1 million in the third quarter of 2022 compared to $4.0 million in the third quarter of 2021. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $6.6 million in the third quarter of 2022 compared to $5.9 million in the third quarter of 2021. Membership dues revenue was approximately $1.8 million in the third quarter of 2022 compared to $1.7 million in the third quarter of 2021. The increase in membership dues revenue was attributable to an increase in membership dues rates partially offset by a slight decrease in the average number of members during the period. Net operating revenues related to room rental was approximately $2.2 million in the third quarter of 2022 compared to $1.8 million in the third quarter of 2021. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $1.6 million in the third quarter of 2022 compared to $1.5 million in the third quarter of 2021. The increase was primarily due to an increase in cart rental rates during the period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.0 million in the third quarter of 2022 compared to $0.9 million in the third quarter of 2021. The increase between periods was primarily due to an increase in salon and spa revenue.

Total cost of operations for the golf and related operations segment were $8.2 million in the third quarter of 2022 compared with $7.3 million in the third quarter of 2021. Cost of food, beverage and merchandise was approximately $1.7 million in the third quarter of 2022 compared to $1.6 million in the third quarter of 2021. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations. The cost of food, beverage and merchandise sales was approximately 42% of associated revenue in both the third quarter of 2022 and 2021. Golf and related operations operating costs increased to approximately $6.5 million in the third quarter of 2022 compared with $5.7 million in the third quarter of 2021. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the third quarter of 2022 compared to the third quarter of 2021.

The golf and related operations recorded income before income taxes of $1.2 million in the third quarter of 2022 compared with income before income taxes of $1.4 million in the third quarter of 2021. The change between periods was primarily a result of higher employee related costs in the third quarter of 2022.

General Corporate Expenses

General corporate expenses were $1.1 million in the third quarter of 2022 compared to $1.0 million in the third quarter of 2021. The increase was attributable to higher legal and professional fees related to the term loan refinancing.

Interest Expense

Interest expense was approximately $0.4 million in the third quarter of 2022 compared to $0.3 million in the third quarter of 2021. During the third quarter of 2022, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the three months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.69% and 5.00%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $1.2 million in the third quarter of 2022 compared to net income attributable to Avalon Holdings Corporation common shareholders of $1.0 million in the third quarter of 2021. Avalon recorded a state income tax provision in both the third quarter of 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2022 compared with the first nine months of 2021

Overall Performance

Net operating revenues increased to $59.5 million in the first nine months of 2022 compared with $52.8 million in the first nine months of 2021. Net operating revenues of the waste management services segment were approximately $35.1 million in the first nine months of 2022 compared to $31.3 million in the first nine months of 2021. The increase in net operating revenues of the waste management services segment was a result of an increase in both continuous and event work projects during the first nine months of 2022 compared to the first nine months of 2021. Net operating revenues of the golf and related operations segment were approximately $24.4 million in the first nine months of 2022 compared to $21.5 million in the first nine months of 2021. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first nine months of 2022 compared to the first nine months of 2021.

Total cost of operations related to the waste management services segment increased to $28.2 million in the first nine months of 2022 compared with $25.1 million in the first nine months of 2021. The increase in the cost of operations between periods for the waste management services segment is primarily due to increased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $20.3 million in the first nine months of 2022 compared to $17.0 million in the first nine months of 2021. The increase between periods was primarily a result of higher product costs and employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $2.6 million in the first nine months of 2022 compared to $2.3 million in the first nine months of 2021. The increase is due to a higher depreciable asset base primarily related to the renovation of The Avalon Field Club at New Castle and The Grand Resort and equipment purchases for the med spa.

Consolidated selling, general and administrative expenses were approximately $7.5 million in the first nine months of 2022 compared to $7.6 million in the first nine months of 2021. The decrease was primarily attributable to lower discretionary employee bonuses paid during the period.

Gain on debt extinguishment was approximately $2.0 million in the first nine months of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest expense was approximately $1.0 million in the first nine months of 2022 compared to $0.9 million in the first nine months of 2021. During the first nine months of 2022, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the nine months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.27% and 4.91%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.4 million, or $0.10 per share, in the first nine months of 2022 compared with net income attributable to Avalon Holdings Corporation common shareholders of $2.4 million, or $0.63 per share, in the first nine months of 2021.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $35.1 million in the first nine months of 2022 compared with $31.3 million in the first nine months of 2021.

The net operating revenues of the waste disposal brokerage and management services business were approximately $33.1 million in the first nine months of 2022 compared to $29.5 million in the first nine months of 2021. Continuous work of the waste disposal brokerage business increased approximately $1.4 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $18.6 million in the first nine months of 2022 compared with $17.2 million in the first nine months of 2021. In addition, event work net operating revenues related to multiple projects increased by approximately $2.2 million during first nine months of 2022 when compared to first nine months of 2021. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $14.5 million in the first nine months of 2022 compared with $12.3 million in the first nine months of 2021.

The net operating revenues of the captive landfill management operations were approximately $2.0 million in the first nine months of 2022 compared to $1.8 million in the first nine months of 2021. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $28.2 million in the first nine months of 2022 compared with $25.1 million in the first nine months of 2021. The increase in the cost of operations between periods for the waste management services segment is primarily due to the increased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in both the first nine months of 2022 and 2021.

Income before income taxes for the waste management services segment were approximately $3.1 million in the first nine months of 2022 compared to $2.5 million in the first nine months of 2021. Income before income taxes of the waste brokerage and management services business was approximately $3.1 million in the first nine months of 2022 compared to $2.6 million in the first nine months of 2021. The increased income before income taxes was primarily attributable to the increased net operating revenues and associated higher gross profit during the first nine months of 2022 compared to the first nine months of 2021. Income before income taxes of the captive landfill operations were approximately $0.1 million in the first nine months of 2022 compared to $0.2 million in the first nine months of 2021. The decrease was due to higher fuel expense and employee costs. During both the first nine months of 2022 and 2021, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million and $0.3 million, respectively, primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $24.4 million in the first nine months of 2022 compared to $21.5 million in the first nine months of 2021.

Food, beverage and merchandise sales increased to approximately $9.3 million in the first nine months of 2022 compared to $8.6 million in the first nine months of 2021. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $15.1 million in the first nine months of 2022 compared to $12.9 million in the first nine months of 2021. Membership dues revenue was approximately $5.3 million in the first nine months of 2022 compared to $5.0 million in the first nine months of 2021. The increase in membership dues revenue was attributable to an increase in membership dues rates partially offset by a slight decrease in the average number of members during the period. Net operating revenues related to room rental was approximately $4.3 million in the first nine months of 2022 compared to $3.4 million in the first nine months of 2021. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $2.9 million in the first nine months of 2022 compared to $2.0 million in the first nine months of 2021. The increase between periods was primarily due to an increase in salon and spa revenue. Greens fees and associated cart rentals were approximately $2.6 million in the first nine months of 2022 compared to $2.5 million in the first nine months of 2021. The increase was primarily due to an increase in cart rental rates during the period. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2022 and 2021.

Total cost of operations for the golf and related operations segment were $20.3 million in the first nine months of 2022 compared with $17.0 million in the first nine months of 2021. Cost of food, beverage and merchandise was approximately $4.0 million in the first nine months of 2022 compared to $3.6 million in the first nine months of 2021. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations, and to a lesser extent, higher product costs. The cost of food, beverage and merchandise sales was approximately 43% of associated revenue in the first nine months of 2022 compared to 42% in the first nine months of 2021. Golf and related operations operating costs increased to approximately $16.3 million in the first nine months of 2022 compared with $13.4 million in the first nine months of 2021. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the first nine months of 2022 compared to the first nine months of 2021.

The golf and related operations recorded income before income taxes of $1.0 million in the first nine months of 2022 compared with income before income taxes of $3.2 million in the first nine months of 2021. The change between periods was primarily a result of higher employee related costs in the first nine months of 2022 and, in the first nine months of 2021, the golf and related operations recorded a gain on debt extinguishment of approximately $1.5 million representing the Paycheck Protection Program loan that was forgiven by the Small Business Administration received under the CARES Act.

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

General Corporate Expenses

General corporate expenses were $3.0 million in the first nine months of 2022 compared to $3.1 million in the first nine months of 2021. The decrease was attributable to lower discretionary employee bonuses paid during the period partially offset by higher legal and professional fees related to the term loan refinancing.

Gain on Debt Extinguishment

Gain on debt extinguishment was approximately $2.0 million in the first nine months of 2021 representing the Paycheck Protection Program loans that were forgiven by the Small Business Administration received under the CARES Act.

Interest Expense

Interest expense was approximately $1.0 million in the first nine months of 2022 compared to $0.9 million in the first nine months of 2021. During the first nine months of 2022, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the nine months ended September 30, 2022 and 2021, the weighted average interest rate on outstanding borrowings was 5.27% and 4.91%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.4 million in the first nine months of 2022 compared to net income attributable to Avalon Holdings Corporation common shareholders of $2.4 million in the first nine months of 2021. Avalon recorded a state income tax provision in both the first nine months of 2022 and 2021, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

During the nine months ended September 30, 2021, approximately $2.0 million of the loans and $17,000 of associated interest were forgiven by the Small Business Administration. As of September 30, 2021, all loan proceeds received under the Program and related interest were forgiven by the Small Business Administration. Debt forgiven in accordance with the Program is recognized in the Condensed Consolidated Statements of Operations as a gain on debt extinguishment.

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

Unfavorable general economic conditions could adversely affect our business and financial results

Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including epidemics, pandemics and actions taken by governments to manage economic matters, whether through initiatives intended to control wages, unemployment, inflation, taxation and other economic drivers. Adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer.

Global conflict, increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations and financial condition

Global conflict could increase costs and limit availability of fuel, energy, and other resources we depend upon for our business operations. For example, while we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have impacted and may continue to impact commodity pricing such as fuel and energy costs. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine or in response to any other global conflict could result in an increase in costs and negatively impact our business, results of operations and financial condition.

Numerous economic factors, including a recession, other economic downturns, inflation and the potential for a decrease in consumer spending, could adversely affect us

Various adverse economic conditions, including a recession, other economic downturns and inflation could decrease consumer discretionary spending and adversely affect our financial performance. Consumer prices for all items rose 8.2% percent from September 2021 to September 2022, the largest percent change since 1981. Rising inflation rates have led to increased interest rates. A recession or other economic downturn could have a material adverse effect on our financial results. The products and services that are golf and related operations offer are products or services that consumers may view as discretionary rather than necessities. Our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, fuel and energy costs, tax rates, and consumer debt levels could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. During the nine months ended September 30, 2022, we experienced higher commodity costs compared to the prior year period. These increases are primarily driven by overall market demand and inflationary pressures. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. We anticipate commodity costs to continue to remain elevated into 2023 due to inflationary pressures. An increase in commodity costs could have an adverse impact on our profitability.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On September 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 9, 2022. The briefings in this matter are continuing.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2022, the interest rate on the Line of Credit Agreement was 6.50%. At September 30, 2022, approximately $1.0 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 10, 2022	By:	/s/ Bryan P. Saksa
Bryan P. Saksa, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)