Form 10-K
period 2022-12-31
AVALON HOLDINGS CORP
filed 2023-03-23
CIK 1061069

2022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 13, 2023 was $8.6 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 13, 2023 was approximately $1,521. The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 13, 2023.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2022 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2022 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Grand Resort. The primary assets of The Grand Resort include the hotel, indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, restaurants, bars, cigar lounge, salon and spa, banquet and conference facilities and adjoining recreation and tennis center. The Grand Resort is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Grand Resort operates in conjunction with the Avalon Golf and Country Club.

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

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio. Subsequent to the acquisition, the Boardman Tennis Center property was renamed and now operates as the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land. The Avalon Athletic Club at Boardman facility is a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. The Avalon Athletic Club at Boardman operates as part of its Avalon Golf and Country Club.

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club real property assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named and now operates as Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castle operates as part of its Avalon Golf and Country Club. During 2022 the existing clubhouse renovation was primarily completed.

In March 2021, Avalon created a new Ohio limited liability company, Avalon Med Spa, LLC. Avalon Med Spa, LLC, located in Warren, Ohio, provides elective appearance improving nonsurgical aesthetic services under the supervision of a licensed physician. Avalon Med Spa, LLC, offers investment opportunities to accredited investors by selling membership units through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to purchase medical spa equipment and construct the facilities necessary for operation. Avalon operates and manages all decisions regarding the medical spa operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company. Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, dining, banquet and conference facilities. In 2022, two customers of the waste management services segment, Quandel Construction Group LLC and Environmental Restoration LLC, accounted for 22% of the waste management services segment’s net operating revenues to external customers and 14% of Avalon’s consolidated net operating revenues. In 2021, one customer of the waste management services segment, Environmental Restoration LLC, accounted for 13% of the waste management services segment’s net operating revenues to external customers and 8% of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2022 and 2021, the net operating revenues of the waste management services segment represented approximately 61% of Avalon’s total consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities and an athletic center. For the years 2022 and 2021, the net operating revenues of the golf and related operations segment represented approximately 39% of Avalon’s total consolidated net operating revenues.

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

In August 2014, Avalon, through a newly created subsidiary, The Avalon Resort and Spa LLC, completed the acquisition of The Magnuson Grand Hotel in Howland, Ohio. Subsequent to the acquisition, The Magnuson Grand Hotel was renamed and now operates as The Grand Resort. The primary assets of The Grand Resort include the hotel, indoor junior Olympic size swimming pool, outdoor resort pool, Roman Bath, fitness center, restaurants, bars, cigar lounge, salon and spa, banquet and conference facilities and adjoining tennis center. The Grand Resort is located adjacent to Avalon’s corporate headquarters and the Avalon Lakes Golf Course. The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Grand Resort earns revenues through room rentals, food and beverage sales, merchandise sales, salon and spa services, tennis and fitness activities. The Grand Resort operates in conjunction with the Avalon Golf and Country Club.

In July 2016, the Company formed ARCI, a wholly owned subsidiary of Avalon, the purpose of which is to hold the corporate activity of Avalon Clubs, Inc. and Avalon Resorts, Inc., both formed concurrently with ARCI. Avalon Clubs, Inc. was formed to hold the wholly owned subsidiaries of the Avalon Golf and Country Club, while Avalon Resorts, Inc. holds the operations of The Grand Resort.

In March 2018, Avalon, through a newly created subsidiary, Avalon Mahoning Sports Center, Inc., completed the acquisition of the Boardman Tennis Center property in Boardman, Ohio. Subsequent to the acquisition, the Boardman Tennis Center property was renamed and now operates as the Avalon Athletic Club at Boardman. The primary assets of the Avalon Athletic Club at Boardman include the acquired real property consisting of the building and associated land. The Avalon Athletic Club at Boardman facility is a multipurpose recreation center including indoor tennis, basketball, volleyball and pickleball courts and a fitness area. Members of the Avalon Golf and Country Club have access to the facility and all the athletic and fitness related activities offered by the Avalon Athletic Club at Boardman. In addition, hotel guests at The Grand Resort can utilize the facility during their stay. The Avalon Athletic Club at Boardman earns revenue through membership fees, athletic and fitness related activities. The Avalon Athletic Club at Boardman operates as part of its Avalon Golf and Country Club.

In May 2019, Havana Cigar Shop, Inc., a wholly owned subsidiary of Avalon, completed the acquisition of the New Castle Country Club assets located in New Castle, Pennsylvania. Subsequent to the acquisition, Havana Cigar Shop, Inc. was named and now operates as Avalon Field Club at New Castle. The primary assets of Avalon Field Club at New Castle include the acquired real property consisting of the golf course and associated clubhouse. Avalon Field Club at New Castle earns revenue from membership dues, greens fees, cart rentals, merchandise, and food and beverage sales. Avalon Field Club at New Castle operates as part of its Avalon Golf and Country Club. During 2022 the existing clubhouse renovation was primarily completed.

In March 2021, Avalon created a new Ohio limited liability company, Avalon Med Spa, LLC. Avalon Med Spa, LLC, located in Warren, Ohio, earns revenue by providing elective appearance improving nonsurgical aesthetic services under the supervision of a licensed physician. Avalon Med Spa, LLC, offers investment opportunities to accredited investors by selling membership units through private placement offerings. The monies received from these offerings, along with internally contributed capital, are used to purchase medical spa equipment and construct the facilities necessary for operation. Avalon operates and manages all decisions regarding the medical spa operations for a percentage of the gross revenues. As a result of the private placement offering, Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company. Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements.

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

Employees

As of December 31, 2022, Avalon had 796 employees, 36 of whom were employed by the waste management services segment, 732 of whom were employed by the golf and related operations and 28 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. During 2022, we experienced higher commodity costs compared to the prior year period. These increases are primarily driven by overall market demand and inflationary pressures. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. We anticipate commodity costs to continue to remain elevated into 2023 due to inflationary pressures. An increase in commodity costs could have an adverse impact on our profitability.

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

Avalon's loan and security agreement may obligate it to repay debt before its maturity

The Company’s loan and security agreement contains certain covenants and events of default. Should Avalon be unable to meet one or more of these covenants, its lender may require it to repay any outstanding balance prior to the expiration date of the agreement. Our ability to comply with the financial and other covenants in our loan and security agreement may be affected by worsening economic or business conditions, or other events that may be beyond our control. Although the Company believes that cash generated from operations will be sufficient to meet obligations under our loan and security agreement, we cannot provide assurance that our business will generate cash flow from operating activities in amounts sufficient to enable us to service debt and meet these covenants. We may need to refinance all or a portion of our indebtedness, on or before maturity. The Company cannot assure that additional sources of financing would be available to pay off any long-term borrowings under the loan and security agreement, so as to avoid default.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023. Briefing to the Supreme Court of Ohio is underway.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On September 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 9, 2022. The briefings in this matter are complete and the Company is awaiting a decision.

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

Inflation

The Federal Reserve continues to pursue efforts to lower inflation by raising interest rates. The Federal Reserve increased its key interest rate seven times in 2022 as consumer goods prices continued to rise throughout the year. Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Although Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation, adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer. In general, management believes that rising costs resulting from inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2022.

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

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2022 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page(s)
Common stock information	48
Dividend policy	48

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-17

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	44

Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	18
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021	19
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	20
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021	21
Notes to Consolidated Financial Statements	22-43

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2022 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 45 of our 2022 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

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

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2022 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2022 and 2021, should be read in conjunction with the previously referenced financial statements.

Schedule II - Valuation and Qualifying Accounts

The financial statement schedule is located on page 24 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

10.4

Loan and Security Agreement, dated as of August 5, 2022 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.5

Mortgage Note, dated as of August 5, 2022 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, and Laurel Capital Corporation, as lender, incorporated by reference as Exhibit 10.2 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.6

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Avalon Holdings Corporation, as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.7

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Avalon Lakes Golf, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.4 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.8

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Avalon Resort and Spa, LLC., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.5 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.9

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Avalon Country Club at Sharon, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.6 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.10

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Avalon Mahoning Sports Center, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee, incorporated by reference as Exhibit 10.7 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.11

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 1), incorporated by reference as Exhibit 10.8 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

10.12

Open-End Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated August 1, 2022 and effective as of August 5, 2022 between Havana Cigar Shop, Inc., as mortgagor, and Laurel Capital Corporation, as mortgagee (Parcel 2), incorporated by reference as Exhibit 10.9 to Avalon Holdings Corporation Form 8-K filed on August 8, 2022.

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

10.26

Change in Terms Agreement, dated as of July 22, 2022 between Avalon Holdings Corporation and certain wholly-owned subsidiaries, as borrowers, and Premier Bank, as lender, incorporated by reference at Exhibit 10.1 to Avalon Holdings Corporation Form 8-K filed on July 25, 2022.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on page 32 of the 2022 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2022 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to Avalon Holdings Corporation Form 10-K for the period ended December 31, 2010.

21.1	Subsidiaries of Avalon Holdings Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	Inline XBRL Instance Document, submitted electronically herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document, submitted electronically herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, submitted electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, submitted electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, submitted electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, submitted electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(b)	Reports on Form 8-K

On December 21, 2022 Avalon reported that on December 19, 2022, the 11th Appellate District Court in Trumbull County, Ohio denied AWMS Water Solutions, LLC’s writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of March, 2023.

AVALON HOLDINGS CORPORATION (Registrant)

/s/ Bryan P. Saksa
Bryan P. Saksa - Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 23rd day of March, 2023.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer
Ronald E. Klingle and Director	and Director

/s/ Bryan P. Saksa	Chief Financial Officer, Treasurer, Secretary
Bryan P. Saksa	and Director

/s/ Christine M. Bell	President, Avalon Golf and Country Club
Christine M. Bell	and Director

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ Timothy C. Coxson	Director
Timothy C. Coxson

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2022
Allowance for credit losses	$265	$32		$-	$37	(1)	$260
Deferred tax asset valuation allowance	$2,351	$137	(2)	$-	$-		$2,488

Year ended December 31, 2021
Allowance for credit losses	$265	$36		$-	$36	(1)	$265
Deferred tax asset valuation allowance	$2,269	$82	(2)	$-	$-		$2,351

(1)	Accounts receivable written-off as uncollectible, net of recoveries.
(2)	Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2022 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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