Form 10-Q
period 2023-06-30
AVALON HOLDINGS CORP
filed 2023-08-11
CIK 1061069

2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 11, 2023.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net operating revenues:
Waste management services	$10,298	$10,717	$22,950	$20,056
Food, beverage and merchandise sales	3,995	3,563	5,968	5,228
Other golf and related operations	6,328	5,242	10,077	8,547
Total golf and related operations	10,323	8,805	16,045	13,775
Total net operating revenues	20,621	19,522	38,995	33,831

Costs and expenses:
Waste management services operating costs	8,224	8,492	18,604	16,070
Cost of food, beverage and merchandise	1,811	1,525	2,834	2,273
Golf and related operations operating costs	6,987	5,731	11,823	9,786
Depreciation and amortization expense	955	842	1,895	1,671
Selling, general and administrative expenses	2,501	2,340	5,030	4,605
Operating income (loss)	143	592	(1,191)	(574)

Other income (expense):
Interest expense	(529)	(274)	(1,044)	(552)
Other income, net	205	119	286	183
Income (loss) before income taxes	(181)	437	(1,949)	(943)

Provision for income taxes	23	33	54	53
Net income (loss)	(204)	404	(2,003)	(996)

Less net loss attributable to non-controlling interest in subsidiaries	(52)	(80)	(174)	(218)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$(152)	$484	$(1,829)	$(778)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$(0.04)	$0.12	$(0.47)	$(0.20)
Diluted net income (loss) per share	$(0.04)	$0.12	$(0.47)	$(0.20)

Weighted average shares outstanding - basic	3,899	3,899	3,899	3,899
Weighted average shares outstanding - diluted	3,899	3,922	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$2,217	$1,624
Accounts receivable, less allowance for credit losses	11,081	11,127
Unbilled membership dues receivable	1,083	599
Inventories	1,830	1,461
Prepaid expenses	1,046	1,172
Other current assets	15	105
Total current assets	17,272	16,088

Property and equipment, net	57,112	56,805
Property and equipment under finance leases, net	5,187	5,001
Operating lease right-of-use assets	1,294	1,386
Restricted cash	10,450	10,426
Noncurrent deferred tax asset	8	8
Other assets, net	34	36
Total assets	$91,357	$89,750

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$520	$503
Current portion of obligations under finance leases	139	115
Current portion of obligations under operating leases	423	424
Accounts payable	11,614	10,995
Accrued payroll and other compensation	1,171	989
Accrued income taxes	91	103
Other accrued taxes	507	540
Deferred membership dues revenue	5,737	3,643
Other liabilities and accrued expenses	1,891	1,544
Total current liabilities	22,093	18,856

Long-term debt, net of current portion	29,489	29,758
Line of credit	2,200	1,550
Obligations under finance leases, net of current portion	463	381
Obligations under operating leases, net of current portion	871	962
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,205
Accumulated deficit	(22,583)	(20,754)
Total Avalon Holdings Corporation Shareholders' Equity	36,662	38,490
Non-controlling interest in subsidiaries	(521)	(347)
Total equity	36,141	38,143
Total liabilities and equity	$91,357	$89,750

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at April 1, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,431)	$36,814	$(469)	$36,345

Net loss	-	-	-	-	-	(152)	(152)	(52)	(204)

Balance at June 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,583)	$36,662	$(521)	$36,141

	For the Three Months Ended June 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2022	3,287,647	611,784	$33	$6	$59,202	$(21,433)	$37,808	$(88)	$37,720

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	484	484	(80)	404

Balance at June 30, 2022	3,287,647	611,784	$33	$6	$59,203	$(20,949)	$38,293	$(168)	$38,125

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2023	3,287,647	611,784	$33	$6	$59,205	$(20,754)	$38,490	$(347)	$38,143

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(1,829)	(1,829)	(174)	(2,003)

Balance at June 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,583)	$36,662	$(521)	$36,141

	For the Six Months Ended June 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2022	3,287,647	611,784	$33	$6	$59,201	$(20,171)	$39,069	$(92)	$38,977

Stock options - compensation costs	-	-	-	-	2	-	2	-	2

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	142	142

Net loss	-	-	-	-	-	(778)	(778)	(218)	(996)

Balance at June 30, 2022	3,287,647	611,784	$33	$6	$59,203	$(20,949)	$38,293	$(168)	$38,125

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,003)	$(996)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation and amortization expense	1,895	1,671
Amortization of debt issuance costs	25	21
Compensation costs - stock options	1	2
Provision for losses on accounts receivable	10	6
Change in operating assets and liabilities:
Accounts receivable	36	(527)
Unbilled membership dues receivable	(484)	(567)
Inventories	(369)	(425)
Prepaid expenses	126	57
Other assets, net	91	11
Accounts payable	595	(349)
Accrued payroll and other compensation	182	932
Accrued income taxes	(12)	28
Other accrued taxes	(33)	(200)
Deferred membership dues revenue	2,094	2,419
Other liabilities and accrued expenses	347	36
Net cash provided by operating activities	2,501	2,119

Cash flows from investing activities:
Capital expenditures	(2,210)	(3,304)
Net cash used in investing activities	(2,210)	(3,304)

Cash flows from financing activities:
Proceeds from subsidiary private placement offering	-	142
Borrowings under line of credit facility	650	-
Principal payments on term loan facilities	(277)	(577)
Principal payments on finance lease obligations	(47)	(63)
Net cash used in financing activities	326	(498)

Increase (decrease) in cash, cash equivalents and restricted cash	617	(1,683)
Cash, cash equivalents and restricted cash at beginning of period	12,050	4,950
Cash, cash equivalents and restricted cash at end of period	$12,667	$3,267

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$24	$1,139
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$47	$31
Finance lease obligation incurred	$154	$-

Cash paid during the period for interest	$1,008	$525
Cash paid during the period for income taxes	$66	$25

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of June 30, 2023, and the results of its operations and cash flows for the interim periods presented.

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

Note 3. Recent Accounting Pronouncements

As of June 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$2,217	$1,624
Restricted cash	10,450	10,426
Cash, cash equivalents and restricted cash	$12,667	$12,050

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and six months ended June 30, 2023 and 2022.

For the three months ended June 30, 2023 and 2022, the net operating revenues related to waste management services represented approximately 50% and 55%, respectively, of Avalon’s total consolidated net operating revenues. Net operating revenues related to waste management services represented approximately 59% of Avalon’s total consolidated net operating revenues for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023, two customers accounted for 25% of the waste management services segment’s net operating revenues to external customers and 14% of the consolidated net operating revenues. For the six months ended June 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues.

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

For the three months ended June 30, 2023 and 2022, the net operating revenues related to the golf and related operations represented approximately 50% and 45%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2023 and 2022, the net operating revenues related to the golf and related operations represented approximately 41% for both periods of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2023 and 2022, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Waste management and brokerage services	$9,427	$10,028	$21,299	$18,754
Captive landfill management operations	871	689	1,651	1,302
Total waste management services revenues	10,298	10,717	22,950	20,056
Food, beverage and merchandise sales	3,995	3,563	5,968	5,228
Membership dues revenue	1,833	1,794	3,680	3,508
Room rental revenue	1,768	1,469	2,642	2,204
Greens fees and cart rental revenue	1,186	950	1,242	1,005
Salon and spa services	883	478	1,483	886
Fitness and tennis lesson revenue	91	111	245	249
Other revenue	567	440	785	695
Total golf and related operations revenue	10,323	8,805	16,045	13,775
Total net operating revenues	$20,621	$19,522	$38,995	$33,831

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At June 30, 2023 and December 31, 2022, accounts receivable, net, related to our waste management services segment were approximately $8.7 million and $10 million, respectively. At June 30, 2023, two customers accounted for approximately 18% of the waste management services segment’s receivables and 14% of the consolidated receivables. At December 31, 2022, one customer accounted for approximately 18% of the waste management services segment’s receivables and 16% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.3 million and $1.1 million at June 30, 2023 and December 31, 2022, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2023 or December 31, 2022.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both June 30, 2023 and December 31, 2022.

The following table presents changes in our allowance for credit losses during the three and six months ended June 30, 2023 and 2022 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended June 30, 2023	$251	$7	$(11)	$247
Three months ended June 30, 2022	$255	$5	$(4)	$256

Six months ended June 30, 2023	$260	$10	$(23)	$247
Six months ended June 30, 2022	$265	$6	$(15)	$256

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.1 million at June 30, 2023 and $0.6 million at December 31, 2022.

The following table presents changes in our contract assets during the three and six months ended June 30, 2023 and 2022 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended June 30, 2023	$747	$849	$(513)	$1,083
Three months ended June 30, 2022	$760	$965	$(580)	$1,145

Six months ended June 30, 2023	$599	$1,470	$(986)	$1,083
Six months ended June 30, 2022	$578	$1,605	$(1,038)	$1,145

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.7 million at June 30, 2023 and $3.6 million at December 31, 2022, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.1 million at June 30, 2023 and $1.0 million at December 31, 2022.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended June 30, 2023	$4,900	$2,671	$(1,834)	$5,737
Three months ended June 30, 2022	$4,943	$2,633	$(1,794)	$5,782

Six months ended June 30, 2023	$3,643	$5,775	$(3,681)	$5,737
Six months ended June 30, 2022	$3,363	$5,927	$(3,508)	$5,782

Customer advance deposits
Three months ended June 30, 2023	$1,082	$1,115	$(1,048)	$1,149
Three months ended June 30, 2022	$920	$915	$(843)	$992

Six months ended June 30, 2023	$965	$1,820	$(1,636)	$1,149
Six months ended June 30, 2022	$795	$1,303	$(1,106)	$992

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

Property and equipment at June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Land and land improvements	$16,809	$16,764
Buildings and improvements	53,592	52,974
Machinery and equipment	9,225	8,567
Office furniture and fixtures	10,233	9,638
Vehicles	896	865
Construction in progress	10	11
	90,765	88,819
Less accumulated depreciation and amortization	(33,653)	(32,014)
Property and equipment, net	$57,112	$56,805

At June 30, 2023, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first six months of 2023 and 2022, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 2.5 years to 5.0 years. The weighted average remaining lease term on operating leases was approximately 3.4 years at June 30, 2023.

During the first six months of 2023 and 2022, the Company entered into a new operating lease agreement for golf carts and golf cart GPS equipment. During the first six months of 2023 and 2022, the Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $64,000 and $31,000, respectively.

Leased property and associated obligations under operating leases at June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$1,294	$1,386

Current portion of obligations under operating leases	$423	$424
Long-term portion of obligations under operating leases	871	962
Total obligations under operating leases	$1,294	$1,386

The weighted average discount rate on operating leases was 5.12% at June 30, 2023 and 5.0% at December 31, 2022.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2023 there were approximately 30.3 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At June 30, 2023, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.3 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.0 years at June 30, 2023.

Leased property and associated obligations under finance leases at June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Leased property under finance leases	$12,437	$12,004
Less accumulated amortization	(7,250)	(7,003)
Leased property under finace leases, net	$5,187	$5,001

Current portion of obligations under finance leases	$139	$115
Long-term portion of obligations under finance leases	463	381
Total obligations under finance leases	$602	$496

The weighted average discount rate on finance leases was 5.6% at June 30, 2023 and 5.2% at December 31, 2022.

For the three and six months ended June 30, 2023 and 2022, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost:
Rental expense	$294	$237	$368	$347

Finance lease cost:
Depreciation expense	$122	$127	$250	$254
Interest expense	8	8	15	17
Total finance lease cost	$130	$135	$265	$271

For the twelve months ending June 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2024	$170	$487	$657
2025	159	393	552
2026	75	311	386
2027	67	165	232
2028	40	65	105
Thereafter	375	-	375
Total lease payments	886	1,421	2,307
Less: imputed interest	284	127	411
Total	602	1,294	1,896
Less: current portion of obligations under leases	139	423	562
Long-term portion of obligations under leases	$463	$871	$1,334

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and six months ended June 30, 2023 and 2022, the weighted average number of common shares outstanding was 3,899,431.

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

For the three months ended June 30, 2023, the diluted weighted average number of shares outstanding was 3,904,604. For the six months ended June 30, 2023, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. The diluted per share for the six months ended June 30, 2022 was equal to the total basic per share amount. Assuming dilution, the weighted average number of common shares outstanding for the six months ended June 30, 2023 was 3,902,003.

For the three and six months ended June 30, 2022, the diluted weighted average number of shares outstanding was 3,921,656 and 3,923,213, respectively.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At both June 30, 2023 and December 31, 2022, loan proceeds of $10.5 million are presented in the Condensed Consolidated Balance Sheets as “Restricted cash.” The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

The 2022 Term Loan Agreement is payable in 119 equal monthly installments of principal and interest based on a twenty-five (25) year maturity schedule which commenced September 5, 2022 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 5, 2032. Upon request by Avalon, project fund proceeds can be utilized to pay debt service. Borrowings under the 2022 Term Loan Agreement bear interest at a fixed rate of 6.00% until the seventh anniversary date of the closing at which time the interest rate will be reset to a fixed rate equal to the greater of (a) 6.00% per annum or (b) the sum of the three year treasury rate on the date two (2) business days prior to the reset date plus 3.40%, provided that the applicable rate shall in no event exceed 8.50% per annum.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at June 30, 2023 and December 31, 2022.

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

At June 30, 2023 and December 31, 2022, approximately $2.2 million and $1.6 million, respectively, was outstanding under the Line of Credit Agreement. At June 30, 2023 and December 31, 2022, approximately $2.8 million and $3.4 million, respectively was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2023, the interest rate on the Line of Credit Agreement was 8.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2023 and December 31, 2022.

During the three months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.16% and 5.00%, respectively.

Obligations under the Company’s debt agreements at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$30,543	$(534)	$30,009
Less current portion	580	(60)	520
Long-term debt	$29,963	$(474)	$29,489

	December 31, 2022
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$30,820	$(559)	$30,261
Less current portion	563	(60)	503
Long-term debt	$30,257	$(499)	$29,758

Obligations under the Company’s Line of Credit agreement at June 30, 2023 and December 31, 2022 were approximately $2.2 million and $1.6 million, respectively, which matures on July 31, 2024.

For the twelve months ending June 30, future maturities of long-term debt are as follows (in thousands):

2024	$580
2025	2,816
2026	654
2027	694
2028	737
Thereafter	27,262
Total	$32,743

Note 10. Income Taxes

During the three months ended June 30, 2023, net loss attributable to Avalon Holdings Corporation shareholders was $0.2 million compared to net income attributable to Avalon Holdings Corporation shareholders of $0.5 million during the three months ending June 30, 2022. During the six months ended June 30, 2023 and 2022, net loss attributable to Avalon Holdings Corporation shareholders was $1.8 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $0.8 million during the six months ended June 30, 2022. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal and state net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

In March 2023, options to purchase 36,000 shares previously granted under the 2009 Plan were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, in May 2023, the remaining 18,000 shares previously granted under the 2009 Plan expired.

The following table is a summary of the stock option activity during 2023:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2023	54,000	1.83	0.43
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options cancelled or forfeited	(54,000)	1.83	0.43
Outstanding at June 30, 2023	-	$1.83	$0.43

The stock options vest and become exercisable upon achieving two critical metrics as follows:

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

For the three months ended June 30, 2023 there were no compensation costs. For the three months ending June 30, 2022 compensation costs were $1,000. For the six months ended June 30, 2023 and 2022, compensation costs were approximately $1,000 and $2,000, respectively. As of June 30, 2023, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the six months ended June 30, 2023, two customers accounted for 25% of the waste management services segment’s net operating revenues to external customers and 14% of the consolidated net operating revenues. For the six months ended June 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net operating revenues from:
Waste management services:
External customer revenues	$10,298	$10,717	$22,950	$20,056

Golf and related operations:
External customer revenues	10,323	8,805	16,045	13,775
Intersegment revenues	17	30	26	31
Total golf and related operations	10,340	8,835	16,071	13,806

Segment operating revenues	20,638	19,552	39,021	33,862
Intersegment eliminations	(17)	(30)	(26)	(31)
Total net operating revenues	$20,621	$19,522	$38,995	$33,831

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (loss) before income taxes:
Waste management services	$844	$1,035	$1,793	$1,689
Golf and related operations	393	589	(902)	(247)
Segment income before income taxes	1,237	1,624	891	1,442
Corporate interest expense	(521)	(266)	(1,029)	(535)
Corporate other income, net	11	-	11	1
General corporate expenses	(908)	(921)	(1,822)	(1,851)
Income (loss) before income taxes	$(181)	$437	$(1,949)	$(943)

	June 30,	December 31,
	2023	2022
Identifiable assets:
Waste management services	$35,952	$35,198
Golf and related operations	65,941	63,355
Corporate	65,639	65,630
Subtotal	167,532	164,183
Elimination of intersegment receivables	(76,175)	(74,433)
Total	$91,357	$89,750

In comparing total assets at June 30, 2023 with those at December 31, 2022, the increase in the total assets of the waste management services segment of approximately $0.8 million was primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in accounts receivable. The increase in total assets of the golf and related operations segment of $2.6 million was primarily due to an increase in accounts receivable and capital expenditures associated with The Grand Resort and Avalon Field Club at New Castle and, to a lesser extent, an increase in inventory, partially offset by current year depreciation on property and equipment.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2023 and December 31, 2022, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023 and 2022, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $34,000 and $10,000, respectively. During the six months ended June 30, 2023 and 2022, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $103,000 and $72,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both June 30, 2023 and December 31, 2022.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023 and 2022, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $18,000 and $70,000, respectively. During the six months ended June 30, 2023 and 2022, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $71,000 and $146,000, respectively.

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

Liquidity and Capital Resources

For the six months ended June 30, 2023, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash from the line of credit was utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

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

Borrowings under the Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Term Loan Agreement covenants at June 30, 2023 and December 31, 2022.

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

At June 30, 2023 and December 31, 2022 outstanding borrowings under the Line of Credit Agreement were approximately $2.2 million and $1.6 million respectively. At June 30, 2023 and December 31, 2022, approximately $2.8 million and $3.4 million were available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2023, the interest rate on the Line of Credit Agreement was 8.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2023 and December 31, 2022.

During the three months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.16% and 4.92%, respectively. During the six months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.13% and 4.86%, respectively.

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

Capital Expenditures

During the six months ended June 30, 2023, Avalon incurred capital expenditures of $2.4 million of which $ 2.2 million of such expenditures was paid to vendors during the period. During the six months ended June 30, 2022, Avalon incurred capital expenditures of $4.4 million of which $3.3 million of such expenditures was paid to vendors during the period. For both the six months ended June 30, 2023 and 2022, expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

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

Working Capital

At June 30, 2023 and December 31, 2022, there was a working capital deficit of approximately $4.8 million and $2.8 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, accounts payable and accrued payroll. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues receivable and inventory.

Accounts receivable remained $11.1 million at both June 30, 2023 and December 31, 2022 . Accounts receivable related to the golf and related operations segment increased approximately $1.7 million at June 30, 2023 compared to December 31, 2022 due to the associated timing of annual membership renewals. The increase in accounts receivable related to our golf and related operations segment was offset by a decrease in accounts receivable related to our waste management services segment. Accounts receivable related to our waste management services segment decreased approximately $1.5 million at June 30, 2023 compared with December 31, 2022 as a result of the decrease in net operating revenues in the second quarter of 2023 compared with the fourth quarter of 2022 and the timing of receipt on those associated receivables.

Unbilled membership dues receivable was approximately $1.1 million at June 30, 2023 compared to $0.6 million at December 31, 2022. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.8 million at June 30, 2023 compared to $1.5 million at December 31, 2022. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $11.6 million at June 30, 2023 compared to $11.0 million at December 31, 2022. Accounts payable related to the golf and related operations increased as a result of unpaid construction bills at June 30, 2023 related to The Grand Resort and Avalon Field Club at New Castle. The increase in accounts payable related to our golf and related operations segment was partially offset by a decrease in accounts payable related to our waste management services segment. Accounts payable related to our waste management segment decreased as a result of a decrease in amounts due to disposal facilities and transportation carriers in the second quarter of 2023 compared to the fourth quarter of 2022 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.7 million at June 30, 2023 compared to $3.6 million at December 31, 2022. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in membership dues rates during 2023.

Accrued payroll and other compensation was approximately $1.2 million at June 30, 2023 compared to $1.0 million at December 31, 2022. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations.

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

Performance in the second quarter of 2023 compared with the second quarter of 2022

Overall Performance

Net operating revenues increased to $20.6 million in the second quarter of 2023 compared with $19.5 million in the second quarter of 2022. Net operating revenues of the waste management services segment were approximately $10.3 million in the second quarter of 2023 compared to $10.7 million in the second quarter of 2022. The decrease in net operating revenues of the waste management services segment was a result of decreases in both continuous and event work projects during the second quarter of 2023 compared to the second quarter of 2022. Net operating revenues of the golf and related operations segment were approximately $10.3 million in the second quarter of 2023 compared to $8.8 million in the second quarter of 2022. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the second quarter of 2023 compared to the second quarter of 2022.

Total cost of operations related to the waste management services segment decreased to $8.2 million in the second quarter of 2023 compared with $8.5 million in the second quarter of 2022. The decrease in the cost of operations between periods for the waste management services segment is primarily due to the decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $8.8 million in the second quarter of 2023 compared to $7.3 million in the second quarter of 2022. The increase between periods was primarily a result of higher product costs and employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $1.0 million and $0.8 million in the second quarter of 2023 and 2022, respectively.

Consolidated selling, general and administrative expenses were approximately $2.5 million in the second quarter of 2023 compared to $2.3 million in the second quarter of 2022.

Interest expense was approximately $0.5 million and $0.3 million in the second quarter of 2023 and 2022, respectively. During the second quarter of 2023, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the three months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.16% and 5.00%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.2 million, or $0.04 per share, in the second quarter of 2023 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.5 million, or $0.12 per share, in the second quarter of 2022. Avalon recorded a state income tax provision in both the second quarters of 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services were approximately $10.3 million in the second quarter of 2023 compared with $10.7 million in the second quarter of 2022. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $9.4 million in the second quarter of 2023 compared to $10.0 million in the second quarter of 2022. Continuous work in the waste disposal brokerage business decreased by approximately $0.8 million between periods. Net operating revenues related to continuous work were approximately $5.7 million in the second quarter of 2023 compared with $6.5 million in the second quarter of 2022. In addition, event work net operating revenues related to multiple projects increased by approximately $0.2 million during second quarter of 2023 when compared to second quarter of 2022. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $3.7 million in the second quarter of 2023 compared with $3.5 million in the second quarter of 2022.

The net operating revenues of the captive landfill management operations were approximately $0.9 million in the second quarter of 2023 compared to $0.7 million in the second quarter of 2022. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment were approximately $8.2 million in the second quarter of 2023 compared with $8.5 million in the second quarter of 2022. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decreased net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the second quarter of 2023 compared to 21% in the second quarter of 2022. The slight decrease in the overall gross margin percentage was primarily attributable to the higher gross profit generated from event work projects during second quarter of 2022.

Income before income taxes for the waste management services segment was approximately $0.8 million in the second quarter of 2023 compared to $1.0 million in the second quarter of 2022. Income before income taxes of the waste brokerage and management services business was approximately $0.7 million in the second quarter of 2023 compared to $1.0 million in the second quarter of 2022. The decreased income before income taxes was primarily attributable to the decreased net operating revenues and associated lower gross profit during the second quarter of 2023 compared to the second quarter of 2022. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the second quarter of 2023 and 2022. During both the second quarter of 2023 and 2022, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $10.3 million in the second quarter of 2023 compared to $8.8 million in the second quarter of 2022. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales increased to approximately $4.0 million in the second quarter of 2023 compared to $3.6 million in the second quarter of 2022. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other golf and related operation revenues were approximately $6.3 million in the second quarter of 2023 compared to $5.2 million in the second quarter of 2022. Membership dues revenue was approximately $1.8 million in both the second quarter of 2023 and 2022. Net operating revenues related to room rental was approximately $1.8 million in the second quarter of 2023 compared to $1.5 million in the second quarter of 2022. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $1.2 million in the second quarter of 2023 compared to $0.9 million in the second quarter of 2022. The increase is green fees and associated cart rentals were a result of both increased bookings and higher green fees compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.5 million in the second quarter of 2023 compared to $1.0 million in the second quarter of 2022. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort.

Total cost of operations for the golf and related operations segment were $8.8 million in the second quarter of 2023 compared with $7.3 million in the second quarter of 2022. Cost of food, beverage and merchandise was approximately $1.8 million in the second quarter of 2023 compared to $1.5 million in the second quarter of 2022. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations and higher product costs. The cost of food, beverage and merchandise sales was approximately 45% of associated revenue in the second quarter of 2023 compared to 43% in the second quarter of 2022. Golf and related operations operating costs increased to approximately $7.0 million in the second quarter of 2023 compared with $5.7 million in the second quarter of 2022. The increase in operating costs between periods is primarily related to an increase in business operations along with higher employee wages paid per hour during the second quarter of 2023 compared to the second quarter of 2022.

The golf and related operations recorded income before income taxes of $0.4 million in the second quarter of 2023 compared with income before income taxes of $0.6 million in the second quarter of 2022. The change between periods was primarily a result of higher employee related costs in the second quarter of 2023 and, in the second quarter of 2022.

General Corporate Expenses

General corporate expenses were $0.9 million in both the second quarter of 2023 and 2022.

Interest Expense

Interest expense was approximately $0.5 million in both second quarter of 2023 compared to $0.3 million in the first quarter of 2022. During the second quarter of 2023, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the three months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.16% and 5.00%, respectively.

Net Income (Loss)

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.2 million in the second quarter of 2023 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.5 million in the second quarter of 2022. Avalon recorded a state income tax provision in both the second quarter of 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2023 compared with the first six months of 2022

Overall Performance

Net operating revenues increased to $39.0 million in the first six months of 2023 compared with $33.8 million in the first six months of 2022. Net operating revenues of the waste management services segment were approximately $22.9 million in the first six months of 2023 compared to $20.0 million in the first six months of 2022. The increase in net operating revenues of the waste management services segment was a result of an increase in event work projects partially offset by a decrease in continuous work during the first six months of 2023 compared to the first six months of 2022. Net operating revenues of the golf and related operations segment were approximately $16.1 million in the first six months of 2023 compared to $13.8 million in the first six months of 2022. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first six months of 2023 compared to the first six months of 2022.

Total cost of operations related to the waste management services segment increased to $18.6 million in the first six months of 2023 compared with $16.1 million in the first six months of 2022. The increase in the cost of operations between periods for the waste management services segment is primarily due to higher waste disposal transportation expense.

Total cost of operations related to the golf and related operations segment increased to $14.7 million in the first six months of 2023 compared to $12.1 million in the first six months of 2022. The increase in total golf and related operations costs between periods is primarily due to higher revenues from increased business operations and higher product costs.

Depreciation and amortization expense was approximately $1.9 million in the first six months of 2023 compared to $1.7 million in the first six months of 2022. The increase is due to the higher depreciable asset base primarily due to the renovation and expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $5.0 million in the first six months of 2023 compared to $4.6 million in the first six months of 2022. Increase is mainly attributed to increased incentive compensation for salesman of waste management services segment.

Interest expense was approximately $1.0 million in the first six months of 2023 compared to $0.6 million in the first six months of 2022 as a result of the higher average outstanding debt along with a higher weighted average interest rate on the outstanding borrowings. During the six months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.13% and 5.00%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.8 million, or $0.47 per share, in the first six months of 2023 compared with net income attributable to Avalon Holdings Corporation common shareholders of $.8 million, or $0.20 per share, in the first six months of 2022.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $23.0 million in the first six months of 2023 compared with $20.0 million in the first six months of 2022.

The net operating revenues of the waste disposal brokerage and management services business were approximately $21.3 million in the first six months of 2023 compared to $18.7 million in the first six months of 2022. Continuous work of the waste disposal brokerage business decreased by approximately $0.4 million between periods. Net operating revenues related to continuous work were approximately $11.7 million in the first six months of 2023 compared with $12.1 million in the first six months of 2022. The decrease in net operating revenues from continuous work was partially offset by an increase in event work projects. Event work net operating revenues related to multiple projects increased by approximately $3.0 million during first six months of 2023 when compared to first six months of 2022. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $9.6 million in the first six months of 2023 compared with $6.6 million in the first six months of 2022.

The net operating revenues of the captive landfill management operations were approximately $1.7 million in the first six months of 2023 compared to $1.3 million in the first six months of 2022. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $18.6 million in the first six months of 2023 compared with $16.1 million in the first six months of 2022. The increase in the cost of operations between periods for the waste management services segment is primarily due to higher waste disposal transportation expense. The overall gross margin percentage of the waste brokerage and management services business was approximately 19% in the first six months of 2023 compared to 20% in the first six months of 2022. The decrease in the overall gross margin percentage was primarily attributable to the lower gross profit generated from event work projects during first six months of 2023.

Income before income taxes for the waste management services segment were approximately $1.8 million in the first six months of 2023 compared to $1.7 million in the first six months of 2022. Income before income taxes of the waste brokerage and management services business was approximately $1.6 million in the first six months of 2023 compared to $1.7 million in the first six months of 2022. The increased income before income taxes was primarily attributable to increased event work projects during the first six months of 2023 compared to the first six months of 2022. Income before income taxes of the captive landfill operations were approximately $0.2 million for the first six months of 2023 and $0.1 million for the first six months of 2022. During both the first six months of 2023 and 2022, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $16.1 million in the first six months of 2023 compared to $13.8 million in the first six months of 2022.

Food, beverage and merchandise sales increased to approximately $6.0 million in the first six months of 2023 compared to $5.2 million in the first six months of 2022. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $10.0 million in the first six months of 2023 compared to $8.6 million in the first six months of 2022. Membership dues revenue was approximately $3.7 million in the first six months of 2023 compared to $3.5 million in the first six months of 2022. The increase in membership dues revenue was attributable to both an increase in membership dues rates and the average number of members between periods. Net operating revenues related to room rental was approximately $2.6 million in the first six months of 2023 compared to $2.2 million in the first six months of 2022. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $2.5 million in the first six months of 2023 compared to $1.9 million in the first six months of 2022. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort. Greens fees and associated cart rentals were approximately $1.2 million in the first six months of 2023 and $1.0 million in the first six months of 2022. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2023 and 2022.

Total cost of operations for the golf and related operations segment were $14.7 million in the first six months of 2023 compared with $12.1 million in the first six months of 2022. Cost of food, beverage and merchandise was approximately $2.8 million in the first six months of 2023 compared to $2.3 million in the first six months of 2022. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations, and to a lesser extent, higher product costs. The cost of food, beverage and merchandise sales was approximately 47% of associated revenue in the first six months of 2023 compared to 43% in the first six months of 2022. Golf and related operations operating costs increased to approximately $11.9 million in the first six months of 2023 compared with $9.8 million in the first six months of 2022. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the first six months of 2023 compared to the first six months of 2022.

The golf and related operations recorded a loss before income taxes of $0.9 million in the first six months of 2023 compared with income before income taxes of $.2 million in the first six months of 2022. The change between periods was primarily a result of increased operational and employee related costs in the first six months of 2023 and, in the first six months of 2022.

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

General Corporate Expenses

General corporate expenses were $1.8 million in the first six months of 2023 compared to $1.9 million in the first six months of 2022. In the first six months of 2022, certain discretionary employee bonuses were paid by the Company.

Interest Expense

Interest expense was approximately $1.0 million for the first six months in 2023 and $0.6 million in the first six months of 2022. During first six months of 2023, the increase in interest expense due to the higher average outstanding debt and a higher weighted average interest rate on the outstanding borrowings. During the six months ended June 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.13% and 5.00%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.8 million in the first six months of 2023 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.8 million in the first six months of 2022. Avalon recorded a state income tax provision in both the first six months of 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Inflation

The Federal Reserve continues to pursue efforts to lower inflation by raising interest rates. The Federal Reserve increased its key interest rate four times in 2023 and seven times in 2022 as consumer goods prices continued to rise throughout the year. Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Although Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation, adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer. In general, management believes that rising costs resulting from inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2023, the interest rate on the Line of Credit Agreement was 8.50%. At June 30, 2023, approximately $2.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 28, 2023 Avalon reported the resignation of Bryan P. Saksa as Chief Financial Officer, Treasurer, Secretary and Director of Avalon Holdings Corporation and the appointment of Stefanie Villella, the Corporate Controller of Avalon, to serve as Interim Chief Financial Officer and Treasurer.

On May 11, 2023, Avalon reported the voting results from the Annual Meeting held on May 10, 2023.

On June 28, 2023 Avalon reported the approval and appointment of Michael J. Havalo as Chief Financial Officer and Treasurer effective June 26, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	August 11, 2023	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)