Form 10-Q
period 2023-09-30
AVALON HOLDINGS CORP
filed 2023-11-09
CIK 1061069

2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 9, 2023.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net operating revenues:
Waste management services	$11,744	$15,036	$34,694	$35,092
Food, beverage and merchandise sales	4,609	4,077	10,577	9,305
Other golf and related operations	7,550	6,600	17,627	15,147
Total golf and related operations	12,159	10,677	28,204	24,452
Total net operating revenues	23,903	25,713	62,898	59,544

Costs and expenses:
Waste management services operating costs	9,262	12,173	27,866	28,243
Cost of food, beverage and merchandise	1,984	1,721	4,818	3,994
Golf and related operations operating costs	7,519	6,511	19,342	16,297
Depreciation and amortization expense	963	882	2,858	2,553
Selling, general and administrative expenses	2,815	2,913	7,846	7,518
Operating income	1,360	1,513	168	939

Other income (expense):
Interest expense	(530)	(408)	(1,573)	(960)
Other income, net	37	22	323	205
Income (loss) before income taxes	867	1,127	(1,082)	184

Provision for income taxes	39	55	93	108
Net income (loss)	828	1,072	(1,175)	76

Less net loss attributable to non-controlling interest in subsidiaries	(57)	(96)	(231)	(314)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$885	$1,168	$(944)	$390

Income per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income (loss) per share	$0.23	$0.30	$(0.24)	$0.10
Diluted net income (loss) per share	$0.23	$0.30	$(0.24)	$0.10

Weighted average shares outstanding - basic	3,899	3,899	3,899	3,899
Weighted average shares outstanding - diluted	3,899	3,919	3,899	3,922

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$673	$1,624
Accounts receivable, less allowance for credit losses	11,603	11,127
Unbilled membership dues receivable	813	599
Inventories	1,716	1,461
Prepaid expenses	948	1,172
Other current assets	14	105
Total current assets	15,767	16,088

Property and equipment, net	56,912	56,805
Property and equipment under finance leases, net	5,490	5,001
Operating lease right-of-use assets	1,375	1,386
Restricted cash	10,462	10,426
Noncurrent deferred tax asset	8	8
Other assets, net	34	36
Total assets	$90,048	$89,750

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$529	$503
Current portion of obligations under finance leases	139	115
Current portion of obligations under operating leases	446	424
Accounts payable	10,753	10,995
Accrued payroll and other compensation	1,327	989
Accrued income taxes	130	103
Other accrued taxes	452	540
Deferred membership dues revenue	4,618	3,643
Other liabilities and accrued expenses	1,710	1,544
Total current liabilities	20,104	18,856

Long-term debt, net of current portion	29,353	29,758
Line of credit	2,200	1,550
Obligations under finance leases, net of current portion	393	381
Obligations under operating leases, net of current portion	929	962
Asset retirement obligation	100	100

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,205
Accumulated deficit	(21,698)	(20,754)
Total Avalon Holdings Corporation Shareholders' Equity	37,547	38,490
Non-controlling interest in subsidiaries	(578)	(347)
Total equity	36,969	38,143
Total liabilities and equity	$90,048	$89,750

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at July 1, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,583)	$36,662	$(521)	$36,141

Net income (loss)	-	-	-	-	-	885	885	(57)	828

Balance at September 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(21,698)	$37,547	$(578)	$36,969

	For the Three Months Ended September 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July 1, 2022	3,287,647	611,784	$33	$6	$59,203	$(20,949)	$38,293	$(168)	$38,125

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net income (loss)	-	-	-	-	-	1,168	1,168	(96)	1,072

Balance at September 30, 2022	3,287,647	611,784	$33	$6	$59,204	$(19,781)	$39,462	$(264)	$39,198

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2023	3,287,647	611,784	$33	$6	$59,205	$(20,754)	$38,490	$(347)	$38,143

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(944)	(944)	(231)	(1,175)

Balance at September 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(21,698)	$37,547	$(578)	$36,969

	For the Nine Months Ended September 30, 2022

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2022	3,287,647	611,784	$33	$6	$59,201	$(20,171)	$39,069	$(92)	$38,977

Stock options - compensation costs	-	-	-	-	3	-	3	-	3

Investment in subsidiary from accredited investor	-	-	-	-	-	-	-	142	142

Net income (loss)	-	-	-	-	-	390	390	(314)	76

Balance at September 30, 2022	3,287,647	611,784	$33	$6	$59,204	$(19,781)	$39,462	$(264)	$39,198

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(1,175)	$76
Reconciliation of net income to cash provided by operating activities:
Depreciation and amortization expense	2,858	2,553
Amortization of debt issuance costs	35	35
Compensation costs - stock options	1	3
Provision for losses on accounts receivable	25	11
Change in operating assets and liabilities:
Accounts receivable	(501)	(3,487)
Unbilled membership dues receivable	(214)	(300)
Inventories	(255)	(384)
Prepaid expenses	224	(62)
Other assets, net	93	15
Accounts payable	(331)	610
Accrued payroll and other compensation	338	707
Accrued income taxes	27	61
Other accrued taxes	(88)	(118)
Deferred membership dues revenue	975	1,286
Other liabilities and accrued expenses	166	363
Net cash provided by operating activities	2,178	1,369

Cash flows from investing activities:
Capital expenditures	(3,211)	(5,232)
Net cash used in investing activities	(3,211)	(5,232)

Cash flows from financing activities:
Proceeds from subsidiary private placement offering	-	142
Proceeds under New Term Loan facility	-	31,000
Principal payments on term loan facilities	(414)	(20,879)
Borrowings under line of credit facility	650	950
Payments of debt issuance costs	-	(277)
Principal payments on finance lease obligations	(118)	(132)
Net cash provided by financing activities	118	10,804

Increase (decrease) in cash, cash equivalents and restricted cash	(915)	6,941
Cash, cash equivalents and restricted cash at beginning of period	12,050	4,950
Cash, cash equivalents and restricted cash at end of period	$11,135	$11,891

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$89	$223
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$323	$31
Finance lease obligation incurred	$154	$-
Cash paid during the period for interest	$1,008	$820
Cash paid during the period for income taxes	$66	$47

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of September 30, 2023, and the results of its operations and cash flows for the interim periods presented.

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

Note 3. Recent Accounting Pronouncements

As of September 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$673	$1,624
Restricted cash	10,462	10,426
Cash, cash equivalents and restricted cash	$11,135	$12,050

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023 and 2022, the net operating revenues related to waste management services represented approximately 49% and 58%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2023 and 2022, the net operating revenues related to waste management services represented approximately 55% and 59%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2023, one customer accounted for 15% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the nine months ended September 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues.

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

For the three months ended September 30, 2023 and 2022, the net operating revenues related to the golf and related operations represented approximately 51% and 42%, respectively, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2023 and 2022, the net operating revenues related to the golf and related operations represented approximately 45% and 41%, respectively, of Avalon’s total consolidated net operating revenues. For the nine months ended September 30, 2023 and 2022, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Waste management and brokerage services	$11,059	$14,377	$32,358	$33,131
Captive landfill management operations	685	659	2,336	1,961
Total waste management services revenues	11,744	15,036	34,694	35,092
Food, beverage and merchandise sales	4,609	4,077	10,577	9,305
Membership dues revenue	1,793	1,783	5,473	5,291
Room rental revenue	2,483	2,179	5,125	4,383
Greens fees and cart rental revenue	1,785	1,596	3,027	2,601
Salon and spa services	72	474	317	1,360
Fitness and tennis lesson revenue	783	83	2,266	332
Other revenue	634	485	1,419	1,180
Total golf and related operations revenue	12,159	10,677	28,204	24,452
Total net operating revenues	$23,903	$25,713	$62,898	$59,544

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2023 and December 31, 2022, accounts receivable, net, related to our waste management services segment were approximately $9.3 million and $10.0 million, respectively. At September 30, 2023, one customer accounted for approximately 16% of the waste management services segment’s receivables and 12% of the consolidated receivables. At December 31, 2022, one customer accounted for approximately 18% of the waste management services segment’s receivables and 16% of the consolidated receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.3 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at September 30, 2023 or December 31, 2022.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.2 million at September 30, 2023 and $0.3 million at December 31, 2022.

The following table presents changes in our allowance for credit losses during the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended September 30, 2023	$247	$15	$(17)	$245
Three months ended September 30, 2022	$256	$5	$(10)	$251

Nine months ended September 30, 2023	$260	$25	$(40)	$245
Nine months ended September 30, 2022	$265	$11	$(25)	$251

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at September 30, 2023 and $0.6 million at December 31, 2022.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2023	$1,083	$222	$(492)	$813
Three months ended September 30, 2022	$1,145	$252	$(519)	$878

Nine months ended September 30, 2023	$599	$1,692	$(1,478)	$813
Nine months ended September 30, 2022	$578	$1,857	$(1,557)	$878

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.6 million at September 30, 2023 and $3.6 million at December 31, 2022, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.1 million at September 30, 2023 and $1.0 million at December 31, 2022.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2023	$5,737	$1,031	$(2,150)	$4,618
Three months ended September 30, 2022	$5,782	$650	$(1,783)	$4,649

Nine months ended September 30, 2023	$3,643	$7,653	$(6,678)	$4,618
Nine months ended September 30, 2022	$3,363	$6,577	$(5,291)	$4,649

Customer advance deposits
Three months ended September 30, 2023	$1,149	$721	$(820)	$1,050
Three months ended September 30, 2022	$992	$785	$(773)	$1,004

Nine months ended September 30, 2023	$965	$2,127	$(2,042)	$1,050
Nine months ended September 30, 2022	$795	$2,088	$(1,879)	$1,004

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

Property and equipment at September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land and land improvements	$16,860	$16,764
Buildings and improvements	53,956	52,974
Machinery and equipment	9,387	8,567
Office furniture and fixtures	10,296	9,638
Vehicles	896	865
Construction in progress	10	11
	91,405	88,819
Less accumulated depreciation and amortization	(34,493)	(32,014)
Property and equipment, net	$56,912	$56,805

At September 30, 2023, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2023 and 2022, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.9 years. The weighted average remaining lease term on operating leases was approximately 3.5 years at September 30, 2023.

During the first nine months of 2023 and 2022, the Company entered into a new operating lease agreement for golf carts, GPS equipment and office copiers. During the first nine months of 2023 and 2022, the Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $323,000 and $31,000, respectively.

Leased property and associated obligations under operating leases at September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$1,375	$1,386

Current portion of obligations under operating leases	$446	$424
Long-term portion of obligations under operating leases	929	962
Total obligations under operating leases	$1,375	$1,386

The weighted average discount rate on operating leases was 5.9% at September 30, 2023 and 5.0% at December 31, 2022.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2023 there were approximately 30.1 years remaining on the golf course and related facilities finance lease.

In addition, the golf and related operations also entered into lease agreements for vehicles, golf course maintenance and restaurant equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2023, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.1 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 2.9 years at September 30, 2023.

Leased property and associated obligations under finance leases at September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Leased property under finance leases	$12,863	$12,004
Less accumulated amortization	(7,373)	(7,003)
Leased property under finace leases, net	$5,490	$5,001

Current portion of obligations under finance leases	$139	$115
Long-term portion of obligations under finance leases	393	381
Total obligations under finance leases	$532	$496

The weighted average discount rate on finance leases was 5.6% at September 30, 2023 and 5.2% at December 31, 2022.

For the three and nine months ended September 30, 2023 and 2022, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost:
Rental expense	$282	$273	$585	$620

Finance lease cost:
Depreciation expense	$129	$124	$379	$378
Interest expense	13	7	28	24
Total finance lease cost	$142	$131	$407	$402

For the twelve months ending September 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2024	$168	$518	$686
2025	115	447	562
2026	75	319	394
2027	56	184	240
2028	21	79	100
Thereafter	375	9	384
Total lease payments	810	1,556	2,366
Less: imputed interest	278	181	459
Total	532	1,375	1,907
Less: current portion of obligations under leases	139	446	585
Long-term portion of obligations under leases	$393	$929	$1,322

Note 8. Basic and Diluted Net Income per Share

Basic net income per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2023 and 2022, the weighted average number of common shares outstanding was 3,899,431.

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

For the three months ended September 30, 2023 there were no diluted weighted shares outstanding. For the nine months ended September 30, 2023, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive. For the three and nine months ended September 30, 2022, the diluted weighted average number of shares outstanding was 3,918,512 and 3,921,628, respectively.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2023 the balance of “Restricted Cash” is $10.5 million and presented in the Condensed Consolidated Balance Sheet. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2023.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 18, 2023, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2025. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2023 and December 31, 2022, approximately $2.2 million and $1.6 million, respectively, were outstanding under the Line of Credit Agreement. At September 30, 2023 and December 31, 2022, approximately $2.8 million and $3.4 million, respectively was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2023, the interest rate on the Line of Credit Agreement was 8.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2023 and December 31, 2022.

During the three months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.18% and 5.69%, respectively. During the nine months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.15% and 5.27% respectively.

Obligations under the Company’s term loan agreements at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$30,401	$(519)	$29,882
Less current portion	589	(60)	529
Long-term debt	$29,812	$(459)	$29,353

	December 31, 2022
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$30,820	$(559)	$30,261
Less current portion	563	(60)	503
Long-term debt	$30,257	$(499)	$29,758

Obligations under the Company’s Line of Credit agreement at September 30, 2023 and December 31, 2022 were approximately $2.2 million and $1.6 million, respectively, which matures on July 31, 2025.

For the twelve months ending September 30, 2023, future maturities of long-term debt are as follows (in thousands):

2024	$589
2025	2,825
2026	664
2027	705
2028	748
Thereafter	27,070
Total	$32,601

Note 10. Income Taxes

During the three months ended September 30, 2023 and 2022, net income attributable to Avalon Holdings Corporation shareholders was $0.9 million and $1.2 million, respectively. During the nine months ended September 30, 2023 net loss attributable to Avalon Holdings Corporation shareholders was $0.9 million. During the nine months ended September 30, 2022 net income attributable to Avalon Holdings Corporation shareholders was $0.4 million. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Note 11. Long-Term Incentive Plan

On April 25, 2019, at the Annual Meeting of Shareholders, the shareholders approved the Long-term Incentive Plan “The Plan.” The Plan provides for the granting of options which are intended to be non-qualified stock options (“NQSO’s”) for federal income tax purposes except for those options designated as incentive stock options (“ISO’s”) which qualify under Section 422 of the Internal Revenue Code.

The Plan has 1,300,000 shares of Class A Common Stock available for stock options to employees and non-employee directors. Shares of stock covered by options granted pursuant to The Plan which terminate or expire prior to exercise or have been surrendered or canceled shall be available for further option grants under the Option Plan.

The purpose of The Plan is (a) to improve individual employee performance by providing long-term incentives and rewards to employees of Avalon, (b) to assist Avalon in attracting, retaining and motivating employees and non-employee directors with experience and ability, and (c) to associate the interests of such employees and directors with those of the Avalon shareholders.

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

The expected term, or time until the option is exercised, is based on historical exercising behavior of previous option holders of a company’s stock. Because of the nature of the vesting described above, the options are separated into five blocks, with each block having its own vesting period and expected term.

For stock option awards, the expected volatility is based on the observed historical volatility of Avalon common stock. There were no expected dividends and the risk-free interest rate was based on yield data for U. S. Treasury securities over a period consistent with the expected term.

In March 2023, options to purchase 36,000 shares previously granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, in May 2023, the remaining 18,000 shares previously granted expired.

The following table is a summary of the stock option activity during 2023:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise	Fair Value at
	Granted	Price	Grant Date
Outstanding at January 1, 2023	54,000	1.83	0.43
Options granted	-	-	-
Options exercised	-	-	-
Options expired	-	-	-
Options cancelled or forfeited	(54,000)	1.83	0.43
Outstanding at September 30, 2023	-	$-	$-

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)	Contract Vesting Term: The stock options vest ratably over a five year period.
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

Compensation costs were zero for the three month period ended September 30, 2023 and $1,000 for the three month period ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, compensation costs were approximately $1,000 and $3,000, respectively. At September 30, 2023, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the nine months ended September 30, 2023, one customer accounted for 15% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues. For the nine months ended September 30, 2022, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net operating revenues from:
Waste management services:
External customer revenues	$11,744	$15,036	$34,694	$35,092

Golf and related operations:
External customer revenues	12,159	10,677	28,204	24,452
Intersegment revenues	14	25	64	56
Total golf and related operations	12,173	10,702	28,268	24,508

Segment operating revenues	23,917	25,738	62,962	59,600
Intersegment eliminations	(14)	(25)	(64)	(56)
Total net operating revenues	$23,903	$25,713	$62,898	$59,544

Income (loss) before income taxes:
Waste management services	$1,180	$1,454	$2,973	$3,143
Golf and related operations	1,214	1,223	312	976
Segment income before income taxes	2,394	2,677	3,285	4,119
Corporate interest expense	(530)	(402)	(1,573)	(937)

Corporate other income, net	12	-	35	1
General corporate expenses	(1,009)	(1,148)	(2,829)	(2,999)
Income (loss) before income taxes	$867	$1,127	$(1,082)	$184

	September 30,	December 31,
	2023	2022
Identifiable assets:
Waste management services	$36,929	$35,198
Golf and related operations	64,844	63,355
Corporate	62,894	65,630
Subtotal	164,667	164,183
Elimination of intersegment receivables	(74,619)	(74,433)
Total	$90,048	$89,750

In comparing total assets at September 30, 2023 with those at December 31, 2022, the increase in the total assets of the waste management services segment of approximately $1.7 million was primarily a result of an increase in intersegment transactions, which are eliminated in consolidation, partially offset by a decrease in accounts receivable. The increase in total assets of the golf and related operations segment of $1.5 million was primarily due to an increase in capital expenditures associated with The Grand Resort and Avalon Field Club at New Castle.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2023 and December 31, 2022, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $10,000 and $112,000, respectively. During the three and nine months ended September 30, 2022, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $13,000 and $85,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both September 30, 2023 and December 31, 2022.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $47,000 and $119,000, respectively. For the three and nine months ended September 30, 2022, net loss attributable to the noncontrolling interest in Avalon Med Spa was approximately $83,000 and $229,000, respectively.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023. Briefings to the Supreme Court were completed in May 2023 and the company is awaiting a decision.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2023, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account and borrowings under our line of credit were also utilized to fund capital expenditures which included the continued renovation of The Grand Resort and Avalon Field Club at New Castle as further described below.

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

Borrowings under the New Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The New Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The New Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2023 and December 31, 2022.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank, (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 19, 2023, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2025. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2023 and December 31, 2022 outstanding borrowings under the Line of Credit Agreement were approximately $2.2 million and $1.6 million respectively. At September 30, 2023 and December 31, 2022, approximately $2.8 million and $3.4 million were available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2023, the interest rate on the Line of Credit Agreement was 8.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2023 and December 31, 2022.

During the three months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.18% and 5.69%, respectively. During the nine months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.15% and 5.27%, respectively.

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

Capital Expenditures

During the nine months ended September 30, 2023, Avalon incurred capital expenditures of $3.5 million of which $3.2 million of such expenditures was paid to vendors during the period. During the nine months ended September 30, 2022, Avalon incurred capital expenditures of $5.5 million of which $5.3 million of such expenditures was paid to vendors during the period. For both the nine months ended September 30, 2023 and 2022, expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2023 and 2022, The Grand Resort was in operation but certain existing hotel rooms were in the process of being renovated. In addition, in 2022, the Avalon Field Club at New Castle was in operation but the club house was in the process of being renovated. During the third quarter of 2022, the club house renovation was substantially completed. Avalon’s aggregate capital expenditures in 2023 are expected to be in the range of $4.0 million to $5.0 million, funded with cash from our project fund account, existing operating cash and cash generated from operations. Capital expenditures principally relate to the expansion and continued hotel room renovations at The Grand Resort, the clubhouse at Avalon Field Club at New Castle, building improvements and equipment purchases.

Working Capital

At September 30, 2023 and December 31, 2022, there was a working capital deficit of approximately $4.3 million and $2.8 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, accounts payable, accrued payroll and other liabilities. The negative impact was partially offset by an increase in accounts receivable and inventory.

Accounts receivable increased to $11.6 million at September 30, 2023 compared with $11.1 million at December 31, 2022. Accounts receivable related to our waste management services segment decreased approximately $0.8 million at September 30, 2023 compared with December 31, 2022 as a result of a decrease in net operating revenues in the third quarter of 2023 compared with the fourth quarter of 2022 and the timing of receipt on those associated receivables. Accounts receivable related to the golf and related operations segment increased approximately $1.3 million at September 30, 2023 compared to December 31, 2022 due to the associated timing of annual membership renewals.

Unbilled membership dues receivable was approximately $0.8 million at September 30, 2023 compared to $0.6 million at December 31, 2022. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.7 million at September 30, 2023 compared to $1.5 million at December 31, 2022. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $10.8 million at September 30, 2023 compared to $11.0 million at December 31, 2022. The decrease in accounts payable between periods was primarily due to the waste management segment. Accounts payable related to our waste management segment decreased as a result of a decrease in amounts due to disposal facilities and transportation carriers in the third quarter of 2023 compared to the fourth quarter of 2022 and the associated timing of those vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.6 million at September 30, 2023 compared to $3.6 million at December 31, 2022. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in membership dues rates during 2023.

Accrued payroll and other compensation was approximately $1.3 million at September 30, 2023 compared to $1.0 million at December 31, 2022. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations and the timing of payment of certain earned employee incentives.

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

Performance in the third quarter of 2023 compared with the third quarter of 2022

Overall Performance

Net operating revenues decreased to $23.9 million in the third quarter of 2023 compared with $25.7 million in the third quarter of 2022. Net operating revenues of the waste management services segment were approximately $11.7 million in the third quarter of 2023 compared to $15.0 million in the third quarter of 2022. The decrease in net operating revenues of the waste management services segment was a result of a decrease in event work projects during the third quarter of 2023 compared to the third quarter of 2022. Net operating revenues of the golf and related operations segment were approximately $12.2 million in the third quarter of 2023 compared to $10.7 million in the third quarter of 2022. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the third quarter of 2023 compared to the third quarter of 2022.

Total cost of operations related to the waste management services segment decreased to $9.3 million in the third quarter of 2023 compared with $12.2 million in the third quarter of 2022. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $9.5 million in the third quarter of 2023 compared to $8.2 million in the third quarter of 2022. The increase between periods was primarily a result of higher employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $1.0 million in the third quarter of 2023 compared to $0.9 million in the third quarter of 2022. The increase is due to a higher depreciable asset base primarily related to the renovation of The Avalon Field Club at New Castle and The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $2.8 million in the third quarter of 2023 compared to $2.9 million in the third quarter of 2022. The slight decrease was due to lower wages compared to the prior year.

Interest expense was approximately $0.5 million in the third quarter of 2023 compared to $0.4 million in the third quarter of 2022. During the third quarter of 2023, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the three months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.18% and 5.69%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.9 million, or $0.23 per share, in the third quarter of 2023 compared with net income attributable to Avalon Holdings Corporation common shareholders of $1.2 million, or $0.30 per share, in the third quarter of 2022.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $11.7 million in the third quarter of 2023 compared with $15.0 million in the third quarter of 2022. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $11.2 million in the third quarter of 2023 compared to $14.3 million in the third quarter of 2022. Continuous work of the waste disposal brokerage business increased approximately $0.9 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $7.3 million in the third quarter of 2023 compared with $6.4 million in the third quarter of 2022. In addition, event work net operating revenues related to multiple projects decreased by approximately $4.0 million during third quarter of 2023 when compared to third quarter of 2022. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $3.9 million in the third quarter of 2023 compared with $7.9 million in the third quarter of 2022.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the third quarter of both 2023 and 2022, respectively. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $9.3 million in the third quarter of 2023 compared with $12.2 million in the third quarter of 2022. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the third quarter of 2023 and 19% in the third quarter of 2022. Overall gross margin percentage tends to vary based upon the revenues generated between continuous and event work.

Income before income taxes for the waste management services segment were approximately $1.2 million in the third quarter of 2023 compared to $1.5 million in the third quarter of 2022. Income before income taxes of the waste brokerage and management services business was approximately $1.2 million in the third quarter of 2023 compared to $1.4 million in the third quarter of 2022. The decrease in income before income taxes was primarily attributable to a decrease in event work during the third quarter of 2023 compared to the third quarter of 2022. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2023 and 2022. The salt water injection wells incurred a loss before income taxes of less than $0.1 million in the third quarter of 2023 and 2022, respectively, primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $12.2 million in the third quarter of 2023 compared to $10.7 million in the third quarter of 2022. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities and a multipurpose recreation center.

Food, beverage and merchandise sales increased to approximately $4.6 million in the third quarter of 2023 compared to $4.1 million in the third quarter of 2022. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $7.6 million in the third quarter of 2023 compared to $6.6 million in the third quarter of 2022. Membership dues revenue was approximately $1.8 million in both the third quarter of 2023 and 2022, respectively. Net operating revenues related to room rental was approximately $2.5 million in the third quarter of 2023 compared to $2.2 million in the third quarter of 2022. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $1.8 million in the third quarter of 2023 compared to $1.6 million in the third quarter of 2022. The increase was primarily due to an increase in cart rental rates during the period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.5 million in the third quarter of 2023 compared to $1.0 million in the third quarter of 2022. The increase between periods was primarily due to an increase in salon and spa revenue.

Total cost of operations for the golf and related operations segment were $9.5 million in the third quarter of 2023 compared with $8.2 million in the third quarter of 2022. Cost of food, beverage and merchandise was approximately $2.0 million in the third quarter of 2023 compared to $1.7 million in the third quarter of 2022. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations. The cost of food, beverage and merchandise sales was approximately 43% of associated revenue in the third quarter 2023 compared to 42% of associated revenue in both the third quarter of 2022. Golf and related operations operating costs increased to approximately $7.5 million in the third quarter of 2023 compared with $6.5 million in the third quarter of 2022. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the third quarter of 2023 compared to the third quarter of 2022.

The golf and related operations recorded income before income taxes of $1.2 million in both the third quarter of 2023 and 2022.

General Corporate Expenses

General corporate expenses were $1.0 million in the third quarter of 2023 compared to $1.1 million in the third quarter of 2022. The decrease was attributable to lower legal and professional fees.

Interest Expense

Interest expense was approximately $0.5 million in the third quarter of 2023 compared to $0.4 million in the third quarter of 2022. During the third quarter of 2023, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the three months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.18% and 5.69%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.9 million in the third quarter of 2023 compared to net income attributable to Avalon Holdings Corporation common shareholders of $1.2 million in the third quarter of 2022. Avalon recorded a state income tax provision in both the third quarter of 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2023 compared with the first nine months of 2022

Overall Performance

Net operating revenues increased to $62.9 million in the first nine months of 2023 compared with $59.5 million in the first nine months of 2022. Net operating revenues of the waste management services segment were approximately $34.7 million in the first nine months of 2023 compared to $35.1 million in the first nine months of 2022. The decrease in net operating revenues of the waste management services segment was a result of a decrease in event work projects during the first nine months of 2023 compared to the first nine months of 2022. Net operating revenues of the golf and related operations segment were approximately $28.2 million in the first nine months of 2023 compared to $24.4 million in the first nine months of 2022. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first nine months of 2023 compared to the first nine months of 2022.

Total cost of operations related to the waste management services segment increased to $27.9 million in the first nine months of 2023 compared with $28.2 million in the first nine months of 2022. The decrease in the cost of operations between periods for the waste management services segment is primarily due to decreased net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $24.2 million in the first nine months of 2023 compared to $20.3 million in the first nine months of 2022. The increase between periods was primarily a result of higher product costs and employee related costs associated with an increase in business operations and wage increases during the period.

Depreciation and amortization expense was approximately $2.9 million in the first nine months of 2023 compared to $2.6 million in the first nine months of 2022. The increase is due to a higher depreciable asset base primarily related to the renovation of The Avalon Field Club at New Castle and The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $7.8 million in the first nine months of 2023 compared to $7.5 million in the first nine months of 2022. The increase was primarily attributable to higher wages and discretionary employee bonuses paid during the period.

Interest expense was approximately $1.6 million in the first nine months of 2023 compared to $1.0 million in the first nine months of 2022. During the first nine months of 2023, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the nine months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.15% and 5.27%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.9 million, or $0.24 per share, in the first nine months of 2023 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.4 million, or $0.10 per share, in the first nine months of 2022.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $34.7 million in the first nine months of 2023 compared with $35.1 million in the first nine months of 2022.

The net operating revenues of the waste disposal brokerage and management services business were approximately $32.4 million in the first nine months of 2023 compared to $33.1 million in the first nine months of 2022. Continuous work of the waste disposal brokerage business increased approximately $0.3 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $18.9 million in the first nine months of 2023 compared with $18.6 million in the first nine months of 2022. In addition, event work net operating revenues related to multiple projects decreased by approximately $1.0 million during first nine months of 2023 when compared to first nine months of 2022. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $13.5 million in the first nine months of 2023 compared with $14.5 million in the first nine months of 2022.

The net operating revenues of the captive landfill management operations were approximately $2.3 million in the first nine months of 2023 compared to $2.0 million in the first nine months of 2022. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $27.9 million in the first nine months of 2023 compared with $28.2 million in the first nine months of 2022. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in both the first nine months of 2023 and 2022.

Income before income taxes for the waste management services segment were approximately $3.0 million in the first nine months of 2023 compared to $3.1 million in the first nine months of 2022. Income before income taxes of the waste brokerage and management services business was approximately $2.9 million in the first nine months of 2023 compared to $3.1 million in the first nine months of 2022. The decreased income before income taxes was primarily attributable to the decrease in net operating revenues during the first nine months of 2023 compared to the first nine months of 2022. Income before income taxes of the captive landfill operations were approximately $0.2 million in the first nine months of 2023 compared to $0.1 million in the first nine months of 2022. During both the first nine months of 2023 and 2022, the salt water injection wells incurred a loss before income taxes of approximately $0.1, primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $28.2 million in the first nine months of 2023 compared to $24.4 million in the first nine months of 2022.

Food, beverage and merchandise sales increased to approximately $10.6 million in the first nine months of 2023 compared to $9.3 million in the first nine months of 2022. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and the country clubs.

Other net operating revenues related to the golf and related operations were approximately $17.6 million in the first nine months of 2023 compared to $15.1 million in the first nine months of 2022. Membership dues revenue was approximately $5.5 million in the first nine months of 2023 compared to $5.3 million in the first nine months of 2022. The increase in membership dues revenue was attributable to an increase in membership dues rates partially offset by a slight decrease in the average number of members during the period. Net operating revenues related to room rental was approximately $5.1 million in the first nine months of 2023 compared to $4.3 million in the first nine months of 2022. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $4.0 million in the first nine months of 2023 compared to $2.9 million in the first nine months of 2022. The increase between periods was primarily due to an increase in salon and spa revenue. Greens fees and associated cart rentals were approximately $3.0 million in the first nine months of 2023 compared to $2.6 million in the first nine months of 2022. The increase was primarily due to an increase in cart rental rates during the period. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2023 and 2022.

Total cost of operations for the golf and related operations segment were $24.2 million in the first nine months of 2023 compared with $20.3 million in the first nine months of 2022. Cost of food, beverage and merchandise was approximately $4.8 million in the first nine months of 2023 compared to $4.0 million in the first nine months of 2022. The increase in total food, beverage and merchandise costs between periods is primarily due to higher revenues from increased business operations, and to a lesser extent, higher product costs. The cost of food, beverage and merchandise sales was approximately 46% of associated revenue in the first nine months of 2023 compared to 43% in the first nine months of 2022. Golf and related operations operating costs increased to approximately $19.3 million in the first nine months of 2023 compared with $16.3 million in the first nine months of 2022. The increase in operating costs between periods, primarily employee related costs, was directly attributable to both an increase in business operations and higher employee wages paid per hour during the first nine months of 2023 compared to the first nine months of 2022.

The golf and related operations recorded income before income taxes of $0.3 million in the first nine months of 2023 compared with income before income taxes of $1.0 million in the first nine months of 2022. The change between periods was primarily a result of higher product and employee related costs in the first nine months of 2023 compared to the first nine months of 2022.

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

General Corporate Expenses

General corporate expenses were $2.8 million in the first nine months of 2023 compared to $3.0 million in the first nine months of 2022. The decrease was attributable to lower legal and professional fees.

Interest Expense

Interest expense was approximately $1.6 million in the first nine months of 2023 compared to $1.0 million in the first nine months of 2022. During the first nine months of 2023, the increase in interest expense was due to both the higher average debt outstanding and the increased weighted average interest rate on the associated borrowings. During the nine months ended September 30, 2023 and 2022, the weighted average interest rate on outstanding borrowings was 6.15% and 5.27%, respectively.

Net Income (loss)

Net loss attributable to Avalon Holdings Corporation common shareholders was $0.9 million in the first nine months of 2023 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.4 million in the first nine months of 2022. Avalon recorded a state income tax provision in both the first nine months of 2023 and 2022, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023. Briefings to the Supreme Court were completed in May 2023 and the company is awaiting a decision.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2023, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2023, the interest rate on the Line of Credit Agreement was 8.75%. At September 30, 2023, approximately $2.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 19, 2023, Avalon reported that on September 18, 2023 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank to extend the maturity date to July 31, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 9, 2023	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)