Form 10-K
period 2023-12-31
AVALON HOLDINGS CORP
filed 2024-03-21
CIK 1061069

2023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 11, 2024 was $7.5 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 11, 2024 was approximately $1,333. The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 11, 2024.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2023 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2023 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, dining, banquet and conference facilities. In 2023, one customer of the waste management services segment accounted for 12% of the waste management services segment’s net operating revenues to external customers and 6% of Avalon’s consolidated net operating revenues. In 2022, two customers of the waste management services segment accounted for 22% of the waste management services segment’s net operating revenues to external customers and 14% of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For the years 2023 and 2022, the net operating revenues related to waste management services represented approximately 55% and 61%, respectively, of Avalon’s total consolidated net operating revenues

AWMS assists customers with managing and disposing of wastes at approved treatment and disposal sites based upon a customer’s needs.

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

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities and an athletic center. For the years 2023 and 2022, the net operating revenues related to the golf and related operations represented approximately 45% and 39%, respectively, of Avalon’s total consolidated net operating revenues.

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

Employees

As of December 31, 2023, Avalon had 755 employees, 34 of whom were employed by the waste management services segment, 700 of whom were employed by the golf and related operations and 21 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

The waste brokerage and management division employs individuals with unique capabilities and knowledge in the handling, disposal and transportation of both hazardous and non-hazardous waste. In addition, the majority of the senior management and sales representatives have been employed by Avalon for many years and are approaching retirement age. Over the years, the waste brokerage and management division has had difficulty finding qualified individuals with the required expertise in specific geographic areas. Our inability to replace these individuals upon retirement, with the required expertise could have a negative impact on the profitability of the waste brokerage and management division.

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

The saltwater disposal wells are currently not operational. Assuming operations resume in the future, there is a risk during the operation of an environmental event causing contamination to the water tables in the surrounding area, or seismic events. The occurrence of a spill or contamination at a disposal well site could result in remedial expenses and/or result in the operations at the well site being suspended and/or terminated by the Ohio EPA or the ODNR. Incurring remedial expenses and /or a suspension or termination of Avalon’s right to operate one or more saltwater disposal wells at the well site could have an adverse effect on Avalon’s financial results.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. The company awaits a decision by the Court.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2023.

ITEM 1C.	CYBERSECURITY

Avalon faces various cyber risks, including, but not limited to, risks related to the storage of members’ information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security. Additionally, we devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. The risk assessment is discussed with the audit committee and board of directors on at least an annual basis. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework. Our management team also engages certain outside advisors and consultants to assist in the identification, oversight, evaluation and management of cybersecurity risks on a regular basis, as well as to advise on specific topics.

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

Generally, Avalon’s fixed assets are in good condition and are satisfactory for the purposes for which they are intended

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

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2023 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page(s)
Common stock information	45
Dividend policy	45

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-15

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	41

Financial Statements:
Consolidated Balance Sheets as of December 31, 2023 and 2022	16
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	17
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	18
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022	19

Notes to Consolidated Financial Statements	20-40

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2023 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 42 of our 2023 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	76	Chairman of the Board, Chief Executive Officer and a Director
Michael J. Havalo	39	Chief Financial Officer, Treasurer and Secretary
Frances R. Klingle	77	Chief Administrative Officer
Kenneth J. McMahon	71	Chief Executive Officer and President of American Waste Management Services, Inc.
Christine M. Bell	55	President of Avalon Golf and Country Club and Director

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

Michael J. Havalo was appointed Chief Financial Officer, Treasurer and Secretary of the Company in June 2023. Mr. Havalo previously served as the Chief Financial Officer and Treasurer at McDonald Steel Corporation. Prior to McDonald Steel Corporation, Mr. Havalo worked for Hill, Barth & King, LLC, public accounting firm. Mr. Havalo received his Bachelor of Business Administration degree in Accounting from Youngstown State University and has been a Certified Public Accountant since 2010.

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

Christine M. Bell has been a director of the Company since April 2021. Ms. Bell was appointed President of Avalon Golf and Country Club in August 2013 and The Grand Resort in August 2014. She joined the Avalon management team in June of 2007 and is responsible for overall operations at The Grand Resort and all country club locations. Christine began her career in the hospitality industry employed by the Meyer Jabara Hotel Group from 1991 to 2007 where she served in a variety of management positions, including Director of Sales and Catering for the Holiday Inn Metroplex in Youngstown, Ohio and the Sheraton Inn in Canton, Ohio. Christine earned a Bachelor of Science degree in Commercial Recreation and Tourism with a Business Management Minor from Kent State University.

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

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2023 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2023 and 2022, should be read in conjunction with the previously referenced financial statements.

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

10.27

Commercial Security Agreement, dated as of September 18, 2023 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, American Waste Management Services, Inc., as grantor, and Premier Bank as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on September 19, 2023.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on page 30 of the 2023 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2023 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

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

On April 26, 2023, announced the resignation of Bryan P. Saksa as Chief Financial Officer, Treasurer and Secretary.

On June 26, 2023, announced the appointment of Michael J. Havalo as Chief Financial Officer, Treasurer and Secretary

On January 24, 2024 Avalon reported that on December 19, 2022, the 11th Appellate District Court in Trumbull County, Ohio denied AWMS Water Solutions, LLC’s writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The Company appealed this decision on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint.

(c)	Reference is made to Item 15 (a)(3) above for the index of Exhibits.

(d)	Reference is made to Item 15 (a)(2) above for the index to the financial statements and financial statement schedules.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of March, 2024.

AVALON HOLDINGS CORPORATION
(Registrant)

/s/ Michael J. Havalo
Michael J. Havalo –
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 21st day of March, 2024.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer
Ronald E. Klingle	and Director

/s/ Michael J. Havalo	Chief Financial Officer, Treasurer and Secretary
Michael J. Havalo

/s/ Christine M. Bell	President, Avalon Golf and Country Club
Christine M. Bell	and Director

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ Timothy C. Coxson	Director
Timothy C. Coxson

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2023
Allowance for credit losses	$260	$56		$-	$56	(1)	$260
Deferred tax asset valuation allowance	$2,488	$477	(2)	$-	$-		$2,965

Year ended December 31, 2022
Allowance for credit losses	$265	$32		$-	$37	(1)	$260
Deferred tax asset valuation allowance	$2,351	$137	(2)	$-	$-		$2,488

(1) Accounts receivable written-off as uncollectible, net of recoveries.
(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2023 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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