Form 10-Q
period 2024-03-31
AVALON HOLDINGS CORP
filed 2024-05-08
CIK 1061069

2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 8, 2024.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023

Net operating revenues:
Waste management services	$12,470	$12,652
Food, beverage and merchandise sales	2,011	1,974
Other golf and related operations	4,377	3,819
Total golf and related operations	6,388	5,793
Total net operating revenues	18,858	18,445

Costs and expenses:
Waste management services operating costs	9,897	10,380
Cost of food, beverage and merchandise	1,025	1,023
Golf and related operations operating costs	4,873	4,836
Depreciation and amortization expense	980	940
Selling, general and administrative expenses	2,596	2,530
Operating loss	(513)	(1,264)

Other income (expense):
Interest expense, net	(508)	(504)
Other income, net	7	-
Loss before income taxes	(1,014)	(1,768)

Provision for income taxes	40	31
Net loss	(1,054)	(1,799)

Less net loss attributable to non-controlling interest in subsidiaries	(75)	(122)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(979)	$(1,677)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic net loss per share	$(0.25)	$(0.43)

Weighted average shares outstanding - basic	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$1,163	$1,187
Accounts receivable, less allowance for credit losses	12,265	9,499
Unbilled membership dues receivable	790	567
Inventories	1,861	1,662
Prepaid expenses	1,282	1,116
Other current assets	16	14
Total current assets	17,377	14,045

Property and equipment, net	56,158	56,630
Property and equipment under finance leases, net	5,580	5,711
Operating lease right-of-use assets	1,254	1,270
Restricted cash	10,192	10,265
Noncurrent deferred tax asset	8	8
Other assets, net	34	36
Total assets	$90,603	$87,965

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$547	$538
Current portion of obligations under finance leases	197	198
Current portion of obligations under operating leases	417	432
Accounts payable	11,316	9,657
Accrued payroll and other compensation	1,753	1,277
Accrued taxes	504	539
Deferred membership dues revenue	5,158	3,443
Other liabilities and accrued expenses	1,863	1,825
Total current liabilities	21,755	17,909

Long-term debt, net of current portion	29,080	29,220
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	585	598
Obligations under operating leases, net of current portion	837	838
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(23,508)	(22,529)
Total Avalon Holdings Corporation Shareholders' Equity	35,737	36,716
Non-controlling interest in subsidiaries	(691)	(616)
Total equity	35,046	36,100
Total liabilities and equity	$90,603	$87,965

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2024

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,529)	$36,716	$(616)	$36,100

Net loss	-	-	-	-	-	(979)	(979)	(75)	(1,054)

Balance at March 31, 2024	3,287,647	611,784	$33	$6	$59,206	$(23,508)	$35,737	$(691)	$35,046

	For the Three Months Ended March 31, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2023	3,287,647	611,784	$33	$6	$59,205	$(20,754)	$38,490	$(347)	$38,143

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(1,677)	(1,677)	(122)	(1,799)

Balance at March 31, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,431)	$36,814	$(469)	$36,345

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,054)	$(1,799)
Reconciliation of net loss to cash used in operating activities:
Depreciation and amortization expense	980	940
Amortization of debt issuance costs	15	10
Compensation costs - stock options	-	1
Provision for losses on accounts receivable	8	3
Gain on disposal of equipment	(7)	-
Change in operating assets and liabilities:
Accounts receivable	(2,774)	(2,303)
Unbilled membership dues receivable	(223)	(148)
Inventories	(199)	(270)
Prepaid expenses	(166)	(284)
Other assets, net	-	67
Accounts payable	1,637	2,131
Accrued payroll and other compensation	476	392
Accrued taxes	(35)	(141)
Deferred membership dues revenue	1,715	1,257
Other liabilities and accrued expenses	38	390
Net cash provided by operating activities	411	246

Cash flows from investing activities:
Capital expenditures	(355)	(1,098)
Proceeds from disposal of equipment	7	-
Net cash used in investing activities	(348)	(1,098)

Cash flows from financing activities:
Principal payments on term loan facilities	(146)	(138)
Borrowings under line of credit facility	-	650
Principal payments on finance lease obligations	(14)	(2)
Net cash provided by (used in) financing activities	(160)	510

Decrease in cash, cash equivalents and restricted cash	(97)	(342)
Cash, cash equivalents and restricted cash at beginning of period	11,452	12,050
Cash, cash equivalents and restricted cash at end of period	$11,355	$11,708

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$22	$76
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$-	$35
Finance lease obligations incurred	$-	$154

Cash paid during the period for interest	$558	$498
Cash paid during the period for income taxes	$-	$38

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2023 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2024, and the results of its operations and cash flows for the interim periods presented.

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

Approximately $0.1 million of other income on the unaudited condensed consolidated statement of operations for 2023 has been reclassified to conform to the presentation for 2024. Such reclassifications had no effect on changes in operations.

Note 3. Recent Accounting Pronouncements

As of March 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,163	$1,187
Restricted cash	10,192	10,265
Cash, cash equivalents and restricted cash	$11,355	$11,452

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, the net operating revenues related to waste management services represented approximately 66% and 69%, respectively, of Avalon’s total consolidated net operating revenues. For the three months ended March 31, 2024, one customers accounted for 14% of the waste management services segment’s net operating revenues to external customers and 9% of the consolidated net operating revenues. For the three months ended March 31, 2023, two customers accounted for 32% of the waste management services segment’s net operating revenues to external customers and 22% of the consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dining and banquet facilities. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2024 and 2023.

For the three months ended March 31, 2024 and 2023, the net operating revenues related to the golf and related operations represented approximately 34% and 31%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2024 and 2023, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2024 and 2023 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2024	2023
Waste management and brokerage services	$11,787	$11,872
Captive landfill management operations	683	780
Total waste management services revenues	12,470	12,652
Food, beverage and merchandise sales	2,011	1,974
Membership dues revenue	1,974	1,847
Room rental revenue	995	874
Greens fees and cart rental revenue	69	56
Salon and spa services	799	600
Fitness and tennis lesson revenue	109	154
Other revenue	431	288
Total golf and related operations revenue	6,388	5,793
Total net operating revenues	$18,858	$18,445

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2024 and December 31, 2023, accounts receivable, net, related to our waste management services segment were approximately $9.0 million and $8.4 million, respectively. At March 31, 2024, one customer accounted for approximately 14% of the waste management services segment’s receivables and 9% of the consolidated receivables. At December 31, 2023, no one customer accounted for 10% or more of the waste management service’s segment or consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $3.3 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2024 or December 31, 2023.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both March 31, 2024 and December 31, 2023.

The following table presents changes in our allowance for credit losses during the three months ended March 31, 2024 and 2023 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended March 31, 2024	$260	$8	$(11)	$257
Three months ended March 31, 2023	$260	$3	$(12)	$251

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at March 31, 2024 and $0.6 million at December 31, 2023.

The following table presents changes in our contract assets during the three months ended March 31, 2024 and 2023 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended March 31, 2024	$567	$670	$(447)	$790
Three months ended March 31, 2023	$599	$620	$(472)	$747

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.2 million at March 31, 2024 and $3.4 million at December 31, 2023, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.3 million at March 31, 2024 and $1.2 million at December 31, 2023.

The following table presents changes in our contract liabilities during the three months ended March 31, 2024 and 2023 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended March 31, 2024	$3,443	$3,689	$(1,974)	$5,158
Three months ended March 31, 2023	$3,643	$3,104	$(1,847)	$4,900

Customer advance deposits
Three months ended March 31, 2024	$1,223	$483	$(395)	$1,311
Three months ended March 31, 2023	$965	$757	$(640)	$1,082

Note 6. Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset which varies from 10 to 30 years for land improvements; 5 to 50 years in the case of buildings and improvements; and from 3 to 10 years for machinery and equipment, vehicles and office furniture and equipment. Leasehold improvements are included in building improvements and amortized on a straight-line basis over the shorter of their estimated useful lives or term of the lease.

Major additions and improvements are charged to the property and equipment accounts while replacements, maintenance and repairs, which do not improve or extend the life of the respective asset, are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts in the year of disposal.

Property and equipment at March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land and land improvements	$17,052	$17,052
Buildings and improvements	54,297	54,171
Machinery and equipment	9,540	9,490
Office furniture and fixtures	10,356	10,346
Vehicles	922	976
Construction in progress	189	10
	92,356	92,045
Less accumulated depreciation and amortization	(36,198)	(35,415)
Property and equipment, net	$56,158	$56,630

At March 31, 2024, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first three months of 2024 and 2023, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts and associated GPS equipment, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on operating leases was approximately 3.0 years and 3.4 years at March 31, 2024 and December 31, 2023, respectively.

During the first three months of 2024 the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases. During the first three months of 2023, the Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of $35,000.

Leased property and associated obligations under operating leases at March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$1,254	$1,270

Current portion of obligations under operating leases	$417	$432
Long-term portion of obligations under operating leases	837	838
Total obligations under operating leases	$1,254	$1,270

The weighted average discount rate on operating leases was 5.9% at both March 31, 2024 and December 31, 2023.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2024 there were approximately 29.6 years remaining on the golf course and related facilities finance lease. At December 31, 2023 there were approximately 29.8 years remaining on the golf course and related facilities finance lease.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance and restaurant equipment which were determined to be finance leases. At March 31, 2024, the vehicle, golf course maintenance and restaurant equipment have remaining lease terms ranging from less than 1 year to 4.8 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.4 years and 3.7 years at March 31, 2024 and December 31, 2023, respectively.

Leased property and associated obligations under finance leases at March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Leased property under finance leases	$13,136	$13,131
Less accumulated amortization	(7,556)	(7,420)
Leased property under finace leases, net	$5,580	$5,711

Current portion of obligations under finance leases	$197	$198
Long-term portion of obligations under finance leases	585	598
Total obligations under finance leases	$782	$796

The weighted average discount rate on finance leases was 6.3% at both March 31, 2024 at December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost:
Rental expense	$68	$74

Finance lease cost:
Depreciation expense	$137	$121
Interest expense	9	7
Total finance lease cost	$146	$128

For the twelve months ending March 31, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating		Total
2025	$244	$482		$726
2026	181	433		614
2027	149	261		410
2028	106	162		268
2029	56	57		113
Thereafter	359	-		359
Total lease payments	1,095	1,395		2,490
Less: imputed interest	313	141		454
Total	782	1,254	#	2,036
Less: current portion of obligations under leases	197	417		614
Long-term portion of obligations under leases	$585	$837	#	$1,422

Note 8. Basic and Diluted Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For both the three months ended March 31, 2024 and 2023, the weighted average number of common shares outstanding was 3,899,431.

Diluted net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing net loss attributable to Avalon Holdings Corporation common shareholders by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. Any weighted common equivalent shares included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option.

For the three months ended March 31, 2024 there was no outstanding options, therefore, no dilution. For the three months ended March 31, 2023 the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2024 and December 31, 2023 the balance of “Restricted Cash” is $10.2 million and $10.3 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at March 31, 2024 and December 31, 2023.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 18, 2023, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2025. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At both March 31, 2024 and December 31, 2023, approximately $3.2 million was outstanding under the Line of Credit Agreement. At March 31, 2024 and December 31, 2023, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2024, the interest rate on the Line of Credit Agreement was 8.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.10%, respectively.

Obligations under the Company’s term loan agreement at March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$30,111	$(484)	$29,627
Less current portion	607	(60)	547
Long-term debt	$29,504	$(424)	$29,080

	December 31, 2023
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$30,257	$(499)	$29,758
Less current portion	598	(60)	538
Long-term debt	$29,659	$(439)	$29,220

Obligations under the Company’s Line of Credit agreement at both March 31, 2024 and December 31, 2023 were approximately $3.2 million, respectively, which matures on July 31, 2025.

For the twelve months ending March 31, future maturities under the Company’s 2022 Term Loan and Line of Credit Agreements are as follows (in thousands):

2025	$606
2026	3,845
2027	684
2028	726
2029	771
Thereafter	26,679
Total	$33,311

Note 10. Income Taxes

During the three months ended March 31, 2024 and 2023, net loss attributable to Avalon Holdings Corporation shareholders was $1.0 million and $1.7 million, respectively. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At March 31, 2024, all options to purchase shares granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, all remaining shares previously granted expired. At March 31, 2024 there are no outstanding options.

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

During the three months ending March 31, 2024 there were no options outstanding and therefore compensation costs were $0. For the three months ending March 31, 2023 compensation costs were approximately $1,000, based upon the estimated grant date fair value calculations. As of March 31, 2024, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three months ended March 31, 2024, one customer accounted for 14% of the waste management services segment’s net operating revenues to external customers and 10% of the consolidated net operating revenues. For the three months ended March 31, 2023, two customers accounted for 32% of the waste management services segment’s net operating revenues to external customers and 22% of the consolidated net operating revenues.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2023 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net operating revenues from:
Waste management services:
External customer revenues	$12,470	$12,652
Intersegment revenues	-	-
Total waste management services	12,470	12,652

Golf and related operations:
External customer revenues	6,388	5,793
Intersegment revenues	4	9
Total golf and related operations	6,392	5,802

Segment operating revenues	18,862	18,454
Intersegment eliminations	(4)	(9)
Total net operating revenues	$18,858	$18,445

Income (loss) before income taxes:
Waste management services	$1,221	$949
Golf and related operations	(751)	(1,292)
Segment income (loss) before income taxes	470	(343)
Corporate interest expense, net	(515)	(496)
General corporate expenses	(969)	(929)
Loss before income taxes	$(1,014)	$(1,768)

	March 31,	December 31,
	2024	2023
Identifiable assets:
Waste management services	$37,988	$35,839
Golf and related operations	65,763	63,670
Corporate	64,310	65,453
Subtotal	168,061	164,962
Elimination of intersegment receivables	(77,458)	(76,997)
Total	$90,603	$87,965

In comparing total assets at March 31, 2024 with those at December 31, 2023, the increase in the total assets of the waste management services segment of approximately $2.1 million was primarily a result of an increase accounts receivable and intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.1 million was primarily due to an increase in accounts receivable, inventory and capital expenditures associated with The Grand Resort, partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $1.1 million was primarily due to a decrease in both operating cash and intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2024 and December 31, 2023, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. Avalon’s net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $0.1 million during each of the three months ending March 31, 2024 and 2023, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both March 31, 2024 and December 31, 2023.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. Avalon’s net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was $0.1 million during each of the three months ending March 31, 2024 and 2023, respectively.

Avalon Dermatology, LLC

In March 2024, Avalon created a new Ohio limited liability company, Avalon Dermatology, LLC. Avalon Dermatology, LLC provides dermatology services provided by a board licensed dermatologist. Avalon will manage all decisions regarding the dermatology operation for a percentage of gross revenues. An outside director of Avalon, who qualified as an accredited investor maintains 49.9% of the total ownership in Avalon Dermatology, LLC. Avalon is the majority owner of Avalon Dermatology, LLC owning 50.1% of the company at March 31, 2024.

In March 2024, Avalon made capital contributions of approximately $0.2 million, which included building improvements and the purchases of certain equipment, in exchange for membership units of Avalon Dermatology, LLC. At March 31, 2024 Avalon Dermatology, LLC was not in operation. The operating results will be included in Avalon’s golf and related operations segment.

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

Liquidity and Capital Resources

For the three months ended March 31, 2024, Avalon utilized existing cash and cash provided by operations and the line of credit to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account and borrowings under our line of credit were also utilized to fund capital expenditures which included the continued renovation of The Grand Resort as further described below.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2024 and December 31, 2023 the balance of “Restricted Cash” is $10.2 million and $10.3 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at March 31, 2024 and December 31, 2023.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 18, 2023, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2025. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At both March 31, 2024 and December 31, 2023, approximately $3.2 million was outstanding under the Line of Credit Agreement. At March 31, 2024 and December 31, 2023, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2024, the interest rate on the Line of Credit Agreement was 8.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.10%, respectively.

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

Capital Expenditures

During the three months ended March 31, 2024, Avalon incurred and paid to vendors capital expenditures in the amount of $0.4 million. During the three months ended March 31, 2023, Avalon incurred capital expenditures of $1.2 million of which $1.1 million of such expenditures was paid to vendors during the period. For both the three months ended March 31, 2024 and 2023, expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2024 and 2023, certain hotel rooms at The Grant Resort and other areas of the facility were in the process of being renovated. Avalon’s aggregate capital expenditures in 2024 are expected to be in the range of $3.0 million to $4.0 million. Capital expenditures principally relate to hotel room renovations at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account, proceeds from our line of credit and cash generated from operations.

Working Capital

At March 31, 2024 and December 31, 2023, there was a working capital deficit of approximately $4.4 million and $3.9 million, respectively. Working capital was negatively impacted primarily by an increase in accounts payable, accrued payroll, deferred membership dues revenue and other accrued liabilities. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues receivables, inventory and prepaid assets

Accounts receivable increased to $12.3 million at March 31, 2024 compared with $9.5 million at December 31, 2023. Accounts receivable related to our waste management services segment increased approximately $0.6 million at March 31, 2024 compared with December 31, 2023 as a result of increased billings and the timing of receipt on the receivables. Accounts receivable related to the golf and related operations segment increased approximately $2.2 million at March 31, 2024 compared to December 31, 2023 due to an increase in membership dues and the associated timing of annual membership renewals.

Unbilled membership dues receivable was approximately $0.8 million at March 31, 2024 compared to $0.6 million at December 31, 2023. The increase was primarily due to an increase in dues and the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.9 million at March 31, 2024 compared to $1.7 million at December 31, 2023. The increase is related to merchandise, food and beverage inventory related to our golf and related operations segment.

Accounts payable was approximately $11.3 million at March 31, 2024 compared to $9.7 million at December 31, 2023. Approximately $1.0 million of the increase in accounts payable between periods was due to the waste management segment. Accounts payable related to our waste management segment increased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations increased $0.6 million at March 31, 2024 compared to December 31, 2023, due to the associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.2 million at March 31, 2024 compared to $3.4 million at December 31, 2023. The increase in deferred revenues was primarily due to an increase in membership dues and the associated timing of annual membership renewals. The number of members at March 31, 2024 was 5,050 compared to 4,952 at December 31, 2023.

Accrued payroll and other compensation was approximately $1.8 million at March 31, 2024 compared to $1.3 million at December 31, 2023. The increase is primarily due to the associated timing of payment of certain earned employee incentives relating to our waste management services segment.

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

Performance in the first quarter of 2024 compared with the first quarter of 2023

Overall Performance

Net operating revenues increased to $18.9 million in the first quarter of 2024 compared with $18.4 million in the first quarter of 2023. Net operating revenues of the waste management services segment were approximately $12.5 million in the first quarter of 2024 compared to $12.7 million in the first quarter of 2023. The decrease in net operating revenues of the waste management services segment was a result of a marginal increase in continuous work but a significant decrease in event work projects during the first quarter of 2024 compared to the first quarter of 2023. Net operating revenues of the golf and related operations segment were approximately $6.4 million in the first quarter of 2024 compared to $5.8 million in the first quarter of 2023. The increase in net operating revenues of the golf and related operations was a result of an increase in pricing and also an increase in business operations related to both The Grand Resort and the country clubs during the first quarter of 2024 compared to the first quarter of 2023.

Total cost of operations related to the waste management services segment decreased to $9.9 million in the first quarter of 2024 compared with $10.4 million in the first quarter of 2023. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment were $5.9 million in both the first quarter of 2024 and 2023. The decrease in costs as a percentage of revenue between periods was primarily a result of cost cutting efforts implemented with a specific focus on reducing employee related costs.

Depreciation and amortization expense was approximately $1.0 million in the first quarter of 2024 compared to $0.9 million in the first quarter of 2023. The increase is due to a higher depreciable asset base primarily related to the renovations at The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $2.6 million in the first quarter of 2024 compared to $2.5 million in the first quarter of 2023. The increase was primarily a result of an increase in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $0.5 million for both the first quarter of 2024 and the first quarter of 2023. During the three months ended March 31, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.10%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.0 million, or $0.25 per share, in the first quarter of 2024 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $1.7 million, or $0.43 per share, in the first quarter of 2023.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased slightly to $12.5 million in the first quarter of 2024 compared with $12.7 million in the first quarter of 2023. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $11.8 million in the first quarter of 2024 compared to $11.9 million in the first quarter of 2023. Event work net operating revenues decreased by approximately $0.8 million during first quarter of 2024 when compared to first quarter of 2023. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $5.2 million in the first quarter of 2024 compared with $6.0 million in the first quarter of 2023. In addition, continuous work of the waste disposal brokerage business increased approximately $0.6 million between periods as a result of increased work from multiple customers. Net operating revenues related to continuous work were approximately $6.6 million in the first quarter of 2024 compared with $5.9 million in the first quarter of 2023.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the first quarter of 2024 compared to $0.8 million in the first quarter of 2023. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $9.9 million in the first quarter of 2024 compared with $10.4 million in the first quarter of 2023. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first quarter of 2024 compared to 18% in the first quarter of 2023. The increase in the overall gross margin percentage was primarily attributable to the increased gross profit associated with continuous work during first quarter of 2024.

Income before income taxes for the waste management services segment were approximately $1.2 million in the first quarter 2024 compared with $0.9 million in the first quarter 2023. Income before income taxes of the waste brokerage and management services business was approximately $1.2 million for the first quarter of 2024 compared to $0.9 million in the first quarter of and 2023. The increased income before income taxes was primarily attributable to the increased gross profit in the first quarter of 2024 compared to the first quarter of 2023. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first quarter of 2024 and 2023. During both the first quarter of 2024 and 2023, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $6.4 million in the first quarter of 2024 compared to $5.8 million in the first quarter of 2023. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities and a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $2.0 million in both the first quarter of 2024 and 2023.

Other net operating revenues related to the golf and related operations were approximately $4.4 million in the first quarter of 2024 compared to $3.8 million in the first quarter of 2023. Membership dues revenue was approximately $2.0 million in the first quarter of 2024 compared to $1.8 million in the first quarter of 2023. The increase in membership dues revenue was attributable to an increase in membership dues rates. Net operating revenues related to room rental was approximately $1.0 million in the first quarter of 2024 compared to $0.9 million in the first quarter of 2023. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.3 million in the first quarter of 2024 compared to $1.0 million in the first quarter of 2023. The increase between periods was primarily due to an increase in salon and spa revenue. Greens fees and associated cart rentals were approximately $0.1 million in both the first quarter of 2024 and 2023. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2024 and 2023.

Total cost of operations for the golf and related operations segment were $5.9 million in both the first quarter of 2024 and 2023. Cost of food, beverage and merchandise was approximately $1.0 million in both the first quarter of and 2023. The cost of food, beverage and merchandise sales was approximately 51% of associated revenue in the first quarter of 2024 compared to 52% in the first quarter of 2023. Golf and related operations operating costs was approximately $4.9 million in both the first quarter of 2024 and 2023. The decrease in costs as a percentage of revenue between periods was primarily a result of cost cutting efforts implemented with a specific focus on reducing employee related costs.

The golf and related operations recorded a loss before income taxes of $0.8 million in the first quarter of 2024 compared with a loss before income taxes of $1.3 million in the first quarter of 2023. The change between periods was primarily a result of an increase in membership due rates, increased revenue at the salon and spa along with cost cutting efforts implemented with a specific focus on reducing employee related costs.

General Corporate Expenses

General corporate expenses were $1.0 million in the first quarter of 2024 compared to $0.9 million in the first quarter of 2023. The change between periods was primarily a result of a slight increase in professional fees.

Interest Expense

Interest expense was approximately $0.5 million for both the first quarter of 2024 and 2023. During the three months ended March 31, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.10%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.0 million in the first quarter of 2024 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $1.7 million in the first quarter of 2023. Avalon recorded a state income tax provision in both the first quarter of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. During the first three months of 2023 and 2022, we experienced higher commodity costs compared to the prior year period. These increases are primarily driven by overall market demand and inflationary pressures. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. We anticipate commodity costs to continue to remain elevated throughout 2024 due to inflationary pressures. An increase in commodity costs could have an adverse impact on our profitability.

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

Inflation

The Federal Reserve increased its key interest rate nine times since 2022 as consumer goods prices continue to increase. Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Although Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation, adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer. In general, management believes that rising costs resulting from inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2024, the interest rate on the Line of Credit Agreement was 8.75%. At March 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of legal proceedings.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 8, 2024	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)