Form 10-Q
period 2024-06-30
AVALON HOLDINGS CORP
filed 2024-08-08
CIK 1061069

2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 8, 2024.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net operating revenues:
Waste management services	$12,220	$10,298	$24,690	$22,950
Food, beverage and merchandise sales	3,996	3,995	6,007	5,968
Other golf and related operations	6,841	6,533	11,218	10,363
Total golf and related operations	10,837	10,528	17,225	16,331
Total net operating revenues	23,057	20,826	41,915	39,281

Costs and expenses:
Waste management services operating costs	9,527	8,224	19,424	18,604
Cost of food, beverage and merchandise	1,682	1,811	2,707	2,834
Golf and related operations operating costs	6,744	6,987	11,617	11,823
Depreciation and amortization expense	1,002	955	1,982	1,895
Selling, general and administrative expenses	2,654	2,501	5,251	5,030
Operating income (loss)	1,448	348	934	(905)

Other income (expense):
Interest expense, net	(521)	(529)	(1,028)	(1,044)
Other income, net	-	-	7	-
Income (loss) before income taxes	927	(181)	(87)	(1,949)

Provision for income taxes	44	23	84	54
Net income (loss)	883	(204)	(171)	(2,003)

Less net loss attributable to non-controlling interest in subsidiaries	(71)	(52)	(146)	(174)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$954	$(152)	$(25)	$(1,829)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net income (loss) per share	$0.24	$(0.04)	$(0.01)	$(0.47)

Weighted average shares outstanding - basic and diluted	3,899	3,899	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$3,775	$1,187
Accounts receivable, less allowance for credit losses	11,525	9,499
Unbilled membership dues receivable	1,110	567
Inventories	1,875	1,662
Prepaid expenses	881	1,116
Other current assets	15	14
Total current assets	19,181	14,045

Property and equipment, net	55,701	56,630
Property and equipment under finance leases, net	5,487	5,711
Operating lease right-of-use assets	1,096	1,270
Restricted cash	10,216	10,265
Noncurrent deferred tax asset	8	8
Other assets, net	36	36
Total assets	$91,725	$87,965

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$556	$538
Current portion of obligations under finance leases	216	198
Current portion of obligations under operating leases	387	432
Accounts payable	11,026	9,657
Accrued payroll and other compensation	1,768	1,277
Accrued taxes	418	539
Deferred membership dues revenue	5,863	3,443
Other liabilities and accrued expenses	2,005	1,825
Total current liabilities	22,239	17,909

Long-term debt, net of current portion	28,938	29,220
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	610	598
Obligations under operating leases, net of current portion	709	838
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(22,554)	(22,529)
Total Avalon Holdings Corporation Shareholders' Equity	36,691	36,716
Non-controlling interest in subsidiaries	(762)	(616)
Total equity	35,929	36,100
Total liabilities and equity	$91,725	$87,965

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2024

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at April 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(23,508)	$35,737	$(691)	$35,046

Net Income (loss)	-	-	-	-	-	954	954	(71)	883

Balance at June 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,554)	$36,691	$(762)	$35,929

	For the Three Months Ended June 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,431)	$36,814	$(469)	$36,345

Net loss	-	-	-	-	-	(152)	(152)	(52)	(204)

Balance at June 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,583)	$36,662	$(521)	$36,141

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2024

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,529)	$36,716	$(616)	$36,100

Net loss	-	-	-	-	-	(25)	(25)	(146)	(171)

Balance at June 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,554)	$36,691	$(762)	$35,929

	For the Six Months Ended June 30, 2023

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2023	3,287,647	611,784	$33	$6	$59,205	$(20,754)	$38,490	$(347)	$38,143

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(1,829)	(1,829)	(174)	(2,003)

Balance at June 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,583)	$36,662	$(521)	$36,141

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(171)	$(2,003)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,982	1,895
Amortization of debt issuance costs	30	25
Compensation costs - stock options	-	1
Provision for losses on accounts receivable	15	10
Gain on disposal of equipment	(7)	-
Change in operating assets and liabilities:
Accounts receivable	(2,041)	36
Unbilled membership dues receivable	(543)	(484)
Inventories	(213)	(369)
Prepaid expenses	235	126
Other assets, net	(1)	91
Accounts payable	1,354	595
Accrued payroll and other compensation	491	182
Accrued taxes	(121)	(45)
Deferred membership dues revenue	2,420	2,094
Other liabilities and accrued expenses	180	347
Net cash provided by operating activities	3,610	2,501

Cash flows from investing activities:
Capital expenditures	(703)	(2,210)
Proceeds from disposal of equipment	7	-
Net cash used in investing activities	(696)	(2,210)

Cash flows from financing activities:
Borrowings under line of credit facility	-	650
Principal payments on term loan facilities	(294)	(277)
Principal payments on finance lease obligations	(81)	(47)
Net cash used in financing activities	(375)	326

Increase in cash, cash equivalents and restricted cash	2,539	617
Cash, cash equivalents and restricted cash at beginning of period	11,452	12,050
Cash, cash equivalents and restricted cash at end of period	$13,991	$12,667

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$15	$24
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$-	$47
Finance lease obligation incurred	$111	$154

Cash paid during the period for interest	$1,114	$1,008
Cash paid during the period for income taxes	$-	$66

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of Avalon for the interim periods presented.

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

Approximately $0.2 million of other income on the unaudited condensed consolidated statements of operations for 2023 has been reclassified to conform to the presentation for 2024. Such reclassifications had no effect on changes in operations.

Note 3. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and provide additional information about a segment’s expenses.  Disclosures and reconciliations required under ASC 280 are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 with early adoption permitted.  The Company is currently evaluating the adoption of this pronouncement and does not expect the adoption to have a material impact on the Company’s financial position, results of operations or financial disclosures.

In December 2023, The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosures around effective tax rates and cash income taxes paid. ASU-2023-09 is effective for public entities for annual periods beginning after December 15, 2024 (calendar year 2025). The Company is currently evaluating the adoption of this pronouncement and does not expect the adoption to have a material impact on the Company’s financial position, results of operations or financial disclosures.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets of which the sum total equal amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$3,775	$1,187
Restricted cash	10,216	10,265
Cash, cash equivalents and restricted cash	$13,991	$11,452

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and six months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024 and 2023, the net operating revenues related to waste management services represented approximately 53% and 49%, respectively, of Avalon’s total consolidated net operating revenues. Net operating revenues related to waste management services represented approximately 59% and 58% of Avalon’s total consolidated net operating revenues for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the six months ended June 30, 2023, two customers accounted for 25% of the waste management services segment’s net operating revenues to external customers and 14% of the consolidated net operating revenues.

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

For the three months ended June 30, 2024 and 2023, the net operating revenues related to the golf and related operations represented approximately 47% and 51%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2024 and 2023, the net operating revenues related to the golf and related operations represented approximately 41% and 42%, respectively of Avalon’s total consolidated net operating revenues. For both the six months ended June 30, 2024 and 2023, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2024 and 2023 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Waste management and brokerage services	$11,437	$9,427	$23,224	$21,299
Captive landfill management operations	783	871	1,466	1,651
Total waste management services revenues	12,220	10,298	24,690	22,950
Food, beverage and merchandise sales	3,996	3,994	6,007	5,968
Membership dues revenue	1,839	1,833	3,813	3,680
Room rental revenue	2,052	1,768	3,047	2,642
Greens fees and cart rental revenue	1,169	1,186	1,238	1,242
Salon and spa services	991	883	1,790	1,483
Fitness and tennis lesson revenue	79	91	188	245
Other revenue	711	773	1,142	1,071
Total golf and related operations revenue	10,837	10,528	17,225	16,331
Total net operating revenues	$23,057	$20,826	$41,915	$39,281

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At June 30, 2024 and December 31, 2023, accounts receivable, net, related to our waste management services segment were approximately $9.1 million and $8.4 million, respectively. At June 30, 2024, one customer accounted for approximately 14% of the waste management services segment’s receivables and 10% of the consolidated receivables. At December 31, 2023, no one customer accounted for 10% or more of the waste management service’s segment or consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.4 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2024 or December 31, 2023.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both June 30, 2024 and December 31, 2023.

The following table presents changes in our allowance for credit losses during the three and six months ended June 30, 2024 and 2023 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended June 30, 2024	$257	$8	$(11)	$254
Three months ended June 30, 2023	$251	$7	$(11)	$247

Six months ended June 30, 2024	$260	$15	$(21)	$254
Six months ended June 30, 2023	$260	$10	$(23)	$247

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.1 million at June 30, 2024 and $0.6 million at December 31, 2023.

The following table presents changes in our contract assets during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended June 30, 2024	$790	$858	$(538)	$1,110
Three months ended June 30, 2023	$747	$849	$(513)	$1,083

Six months ended June 30, 2024	$567	$1,528	$(985)	$1,110
Six months ended June 30, 2023	$599	$1,470	$(986)	$1,083

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.9 million at June 30, 2024 and $3.4 million at December 31, 2023, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.3 million at June 30, 2024 and $1.2 million at December 31, 2023.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended June 30, 2024	$5,158	$2,544	$(1,839)	$5,863
Three months ended June 30, 2023	$4,900	$2,671	$(1,833)	$5,738

Six months ended June 30, 2024	$3,443	$6,233	$(3,813)	$5,863
Six months ended June 30, 2023	$3,643	$5,775	$(3,680)	$5,738

Customer advance deposits
Three months ended June 30, 2024	$1,311	$726	$(725)	$1,312
Three months ended June 30, 2023	$1,082	$701	$(634)	$1,149

Six months ended June 30, 2024	$1,223	$1,209	$(1,120)	$1,312
Six months ended June 30, 2023	$965	$1,077	$(893)	$1,149

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

Property and equipment at June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land and land improvements	$17,052	$17,052
Buildings and improvements	54,527	54,171
Machinery and equipment	9,641	9,490
Office furniture and fixtures	10,423	10,346
Vehicles	1,055	976
Construction in progress	97	10
	92,795	92,045
Less accumulated depreciation and amortization	(37,094)	(35,415)
Property and equipment, net	$55,701	$56,630

At June 30, 2024, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first six months of 2024 and 2023, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on operating leases was approximately 2.6 years and 3.4 years at June 30, 2024 and December 31, 2023, respectively.

During the first six months of 2024 the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases. During the first six months of 2023, the Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $47,000.

Leased property and associated obligations under operating leases at June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$1,096	$1,270

Current portion of obligations under operating leases	$387	$432
Long-term portion of obligations under operating leases	709	838
Total obligations under operating leases	$1,096	$1,270

The weighted average discount rate on operating leases was 5.9% at both June 30, 2024 and December 31, 2023.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2024 there were approximately 29.3 years remaining on the golf course and related facilities finance lease. At December 31, 2023 there were approximately 29.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $0.7 million and $0.8 million at June 30, 2024 and December 31, 2023, respectively.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At June 30, 2024, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.5 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.5 and 3.4 years at June 30, 2024 and December 31, 2023.

Leased property and associated obligations under finance leases at June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Leased property under finance leases	$13,147	$13,131
Less accumulated amortization	(7,660)	(7,420)
Leased property under finace leases, net	$5,487	$5,711

Current portion of obligations under finance leases	$216	$198
Long-term portion of obligations under finance leases	610	598
Total obligations under finance leases	$826	$796

The weighted average discount rate on finance leases was 6.5% at June 30, 2024 and 6.3% at December 31, 2023.

For the three and six months ended June 30, 2024 and 2023, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost:
Rental expense	$155	$220	$223	$294

Finance lease cost:
Depreciation expense	$133	$122	$270	$250
Interest expense	9	8	29	15
Total finance lease cost	$142	$130	$299	$265

For the twelve months ending June 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating		Total
2025	$267	$446		$713
2026	183	376		559
2027	162	230		392
2028	121	128		249
2029	56	37		93
Thereafter	361	-		361
Total lease payments	1,150	1,217		2,367
Less: imputed interest	324	121		445
Total	826	1,096	#	1,922
Less: current portion of obligations under leases	216	387		603
Long-term portion of obligations under leases	$610	$709	#	$1,319

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and six months ended June 30, 2024 and 2023, the weighted average number of common shares outstanding was 3,899,431.

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

For the both the three and six months ended June 30, 2024 there were no outstanding options, therefore, no dilution. For the three and six months ended June 30, 2023, the diluted per share amount reported is equal to the basic per share amount because Avalon was in a net loss position and as a result, such dilution would be considered anti-dilutive.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At June 30, 2024 and December 31, 2023 the balance of “Restricted Cash” is $10.2 million and $10.3 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at June 30, 2024 and December 31, 2023.

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

At June 30, 2024 and December 31, 2023, approximately $3.2 million was outstanding under the Line of Credit Agreement. At June 30, 2024 and December 31, 2023, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2024, the interest rate on the Line of Credit Agreement was 8.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.16%, respectively.

Obligations under the Company’s debt agreements at June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,963	$(469)	$29,494
Less current portion	616	(60)	556
Long-term debt	$29,347	$(409)	$28,938

	December 31, 2023
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$30,257	$(499)	$29,758
Less current portion	598	(60)	538
Long-term debt	$29,659	$(439)	$29,220

Obligations under the Company’s Line of Credit agreement at June 30, 2024 and December 31, 2023 were approximately $3.2 million, respectively, which matures on July 31, 2025.

For the twelve months ending June 30, future maturities of long-term debt are as follows (in thousands):

2025	$616
2026	3,854
2027	694
2028	737
2029	782
Thereafter	26,480
Total	$33,163

Note 10. Income Taxes

During the three months ended June 30, 2024, net income attributable to Avalon Holdings Corporation shareholders was $1.0 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $0.2 million during the three months ending June 30, 2023. During the six months ended June 30, 2024, net loss attributable to Avalon Holdings Corporation shareholders was $25,000 compared to a net loss attributable to Avalon Holdings Corporation shareholders of $1.8 million during the six months ended June 30, 2023. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal and state net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At June 30, 2024, all options to purchase shares granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, all remaining shares previously granted expired. At June 30, 2024 there are no outstanding options.

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

For the three months ended June 30, 2024 and 2023 there were no compensation costs. For the six months ended June 30, 2023, compensation costs were approximately $1,000. For the six months ended June 30, 2024, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the six months ended June 30, 2024, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the six months ended June 30, 2023, two customers accounted for 25% of the waste management services segment’s net operating revenues to external customers and 14% of the consolidated net operating revenues.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net operating revenues from:
Waste management services:
External customer revenues	$12,220	$10,298	$24,690	$22,950

Golf and related operations:
External customer revenues	10,837	10,528	17,225	16,331
Intersegment revenues	22	17	26	50
Total golf and related operations	10,859	10,545	17,251	16,381

Segment operating revenues	23,079	20,843	41,941	39,331
Intersegment eliminations	(22)	(17)	(26)	(50)
Total net operating revenues	$23,057	$20,826	$41,915	$39,281

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income (loss) before income taxes:
Waste management services	$1,311	$844	$2,532	$1,793
Golf and related operations	1,068	393	317	(902)
Segment income before income taxes	2,379	1,237	2,849	891
Corporate interest expense, net	(529)	(521)	(1,028)	(1,044)
Corporate other income, net	-	11	-	11
General corporate expenses	(923)	(908)	(1,908)	(1,807)
Income (loss) before income taxes	$927	$(181)	$(87)	$(1,949)

	June 30,	December 31,
	2024	2023
Identifiable assets:
Waste management services	$37,716	$35,839
Golf and related operations	64,389	63,670
Corporate	65,818	65,453
Subtotal	167,923	164,962
Elimination of intersegment receivables	(76,198)	(76,997)
Total	$91,725	$87,965

In comparing total assets at June 30, 2024 with those at December 31, 2023, the increase in the total assets of approximately $3.8 million was primarily a result of an increase in accounts receivable associated with the waste segment, intersegment transactions, which are eliminated in consolidation and capital expenditures associated with The Grand Resort and Avalon Dermatology, LLC.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2024 and December 31, 2023, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024 and 2023, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $11,000 and $34,000, respectively. During the six months ended June 30, 2024 and 2023, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $37,000 and $103,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $0.4 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $0.4 million from accredited investors in August 2021. In March 2022, both Avalon and accredited investors made additional capital contributions of $0.1 million, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both June 30, 2024 and December 31, 2023.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024 and 2023, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $35,000 and $17,000, respectively. During the six months ended June 30, 2024 and 2023, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $84,000 and $71,000, respectively.

Avalon Dermatology, LLC

In March 2024, Avalon created a new Ohio limited liability company, Avalon Dermatology, LLC. Avalon Dermatology, LLC provides dermatology services provided by a board licensed dermatologist. Avalon will manage all decisions regarding the dermatology operation for a percentage of gross revenues. An outside director of Avalon, who qualified as an accredited investor maintains 49.9% of the total ownership in Avalon Dermatology, LLC. Avalon is the majority owner of Avalon Dermatology, LLC owning 50.1% of the company. Avalon made capital contributions of approximately $0.2 million, which included building improvements and the purchases of certain equipment, in exchange for membership units of Avalon Dermatology, LLC.

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During both the three and six months ended June 30, 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $24,000.

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

Liquidity and Capital Resources

For the six months ended June 30, 2024, Avalon utilized existing cash and cash provided by operations and the line of credit to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account and borrowings under our line of credit were also utilized to fund capital expenditures which included the continued renovation of The Grand Resort as further described below.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At June 30, 2024 and December 31, 2023 the balance of “Restricted Cash” is $10.2 million and $10.3 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at June 30, 2024 and December 31, 2023.

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

At both June 30, 2024 and December 31, 2023, approximately $3.2 million was outstanding under the Line of Credit Agreement. At June 30, 2024 and December 31, 2023, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2024, the interest rate on the Line of Credit Agreement was 8.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.13%, respectively.

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

Capital Expenditures

During the six months ended June 30, 2024, Avalon incurred and paid to vendors capital expenditures in the amount of $0.7 million. During the six months ended June 30, 2023, Avalon incurred capital expenditures of $2.4 million of which $2.2 million of such expenditures was paid to vendors during the period. For the six months ended June 30, 2024 expenditures primarily related to the continued renovation of The Grand Resort and Avalon Dermatology, LLC. For the six months ended June 30, 2023 expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2024 and 2023, certain hotel rooms at The Grant Resort and other areas of the facility were in the process of being renovated. Avalon’s aggregate capital expenditures in 2024 are expected to be in the range of $2.5 million to $3.5 million. Capital expenditures principally relate to hotel room renovations at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account, proceeds from our line of credit and cash generated from operations.

Working Capital

At June 30, 2024 and December 31, 2023, there was a working capital deficit of approximately $3.1 million and $3.9 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, accounts payable and accrued payroll. The negative impact was partially offset by an increase in cash, accounts receivable, unbilled membership dues receivable and inventory.

Accounts receivable increased to $11.5 million at June 30, 2024 compared with $9.5 million at December 31, 2023. Accounts receivable related to the golf and related operations segment increased approximately $1.3 million at June 30, 2024 compared to December 31, 2023 due to the associated timing of annual membership renewals. Accounts receivable related to our waste management services segment increased approximately $0.7 million at June 30, 2024 compared with December 31, 2023 as a result of an increase in net operating revenues in the second quarter of 2024 compared with the fourth quarter of 2023 and the timing of receipt on those associated receivables.

Unbilled membership dues receivable was approximately $1.1 million at June 30, 2024 compared to $0.6 million at December 31, 2023. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.9 million at June 30, 2024 compared to $1.7 million at December 31, 2023. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $11.0 million at June 30, 2024 compared to $9.7 million at December 31, 2023. Approximately $0.4 million of the increase in accounts payable between periods was due to the waste management segment. Accounts payable related to our waste management segment increased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations increased $0.9 million at June 30, 2024 compared to December 31, 2023, due to an increase in golf operations along with associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.9 million at June 30, 2024 compared to $3.4 million at December 31, 2023. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in membership dues rates during 2024.

Accrued payroll and other compensation was approximately $1.8 million at June 30, 2024 compared to $1.3 million at December 31, 2023. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations.

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

Performance in the second quarter of 2024 compared with the second quarter of 2023

Overall Performance

Net operating revenues increased to $23.1 million in the second quarter of 2024 compared with $20.8 million in the second quarter of 2023. Net operating revenues of the waste management services segment were approximately $12.2 million in the second quarter of 2024 compared to $10.3 million in the second quarter of 2023. The increase in net operating revenues of the waste management services segment was a result of increases in both continuous and event work projects during the second quarter of 2024 compared to the second quarter of 2023. Net operating revenues of the golf and related operations segment were approximately $10.8 million in the second quarter of 2024 compared to $10.5 million in the second quarter of 2023. The increase in net operating revenues of the golf and related operations was a result of an increase in pricing and also an increase in business operations related to both The Grand Resort and the country clubs during the second quarter of 2024 compared to the second quarter of 2023.

Total cost of operations related to the waste management services segment increased to $9.5 million in the second quarter of 2024 compared with $8.2 million in the second quarter of 2023. The increase in the cost of operations between periods for the waste management services segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment decreased to $8.4 million in the second quarter of 2024 compared to $8.8 million in the second quarter of 2023. The decrease in costs as a percentage of revenue between periods was primarily a result of cost cutting efforts implemented with a specific focus on increasing profit margins.

Depreciation and amortization expense was approximately $1.0 million in both the second quarter of 2024 and 2023, respectively.

Consolidated selling, general and administrative expenses were approximately $2.7 million in the second quarter of 2024 compared to $2.5 million in the second quarter of 2023. The increase was primarily a result of an increase in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $0.5 million in both the second quarter of 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.26% and 6.16%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.0 million, or $0.24 per share, in the second quarter of 2024 compared with net loss attributable to Avalon Holdings Corporation common shareholders of $0.2 million, or $0.04 per share, in the second quarter of 2023. Avalon recorded a state income tax provision in both the second quarters of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services were approximately $12.2 million in the second quarter of 2024 compared with $10.3 million in the second quarter of 2023. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $11.4 million in the second quarter of 2024 compared to $9.4 million in the second quarter of 2023. Continuous work in the waste disposal brokerage business increased by approximately $0.5 million between periods. Net operating revenues related to continuous work were approximately $6.2 million in the second quarter of 2024 compared with $5.7 million in the second quarter of 2023. In addition, event work net operating revenues related to multiple projects increased by approximately $1.5 million during second quarter of 2024 when compared to second quarter of 2023. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $5.2 million in the second quarter of 2024 compared with $3.7 million in the second quarter of 2023.

The net operating revenues of the captive landfill management operations were approximately $0.8 million in the second quarter of 2024 compared to $0.9 million in the second quarter of 2023. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment were approximately $9.5 million in the second quarter of 2024 compared with $8.2 million in the second quarter of 2023. The increase in the cost of operations between periods for the waste management segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 22% in the second quarter of 2024 compared to 20% in the second quarter of 2023. The increase in the overall gross margin percentage was primarily attributable to the higher gross profit generated from event work projects during second quarter of 2024.

Income before income taxes for the waste management services segment was approximately $1.3 million in the second quarter of 2024 compared to $0.8 million in the second quarter of 2023. Income before income taxes of the waste brokerage and management services business was approximately $1.3 million in the second quarter of 2024 compared to $0.8 million in the second quarter of 2023. The increase in income before income taxes was primarily attributable to an increase in net operating revenues and associated higher gross profit during the second quarter of 2024 compared to the second quarter of 2023. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the second quarter of 2024 and 2023. During both the second quarter of 2024 and 2023, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $10.8 million in the second quarter of 2024 compared to $10.5 million in the second quarter of 2023. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities, a multipurpose recreation center and a travel agency.

Food, beverage and merchandise sales were approximately $4.0 million in both the second quarter of 2024 and in the second quarter of 2023.

Other golf and related operation revenues were approximately $6.8 million in the second quarter of 2024 compared to $6.5 million in the second quarter of 2023. Membership dues revenue was approximately $1.8 million in both the second quarter of 2024 and 2023. Net operating revenues related to room rental was approximately $2.1 million in the second quarter of 2024 compared to $1.8 million in the second quarter of 2023. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $1.2 million in both the second quarter of 2024 and second quarter of 2023. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.7 million in both the second quarter of 2024 and in the second quarter of 2023.

Total cost of operations for the golf and related operations segment were $8.4 million in the second quarter of 2024 compared with $8.8 million in the second quarter of 2023. Cost of food, beverage and merchandise was approximately $1.7 million in the second quarter of 2024 compared to $1.8 million in the second quarter of 2023. The decrease in total food, beverage and merchandise costs between periods were attributed to a lower volume of product sales, however, due to price increases implemented throughout the year, the results were higher gross revenue generated and related gross profit in 2024 compared to the second quarter of 2023. The cost of food, beverage and merchandise sales was approximately 42% of associated revenue in the second quarter of 2024 compared to 45% in the second quarter of 2023. Golf and related operations operating costs decreased to approximately $6.7 million in the second quarter of 2024 compared with $7.0 million in the second quarter of 2023. The decrease in operating costs between periods is primarily related to a decrease in employee related costs in the second quarter of 2024 compared to the second quarter of 2023.

The golf and related operations recorded income before income taxes of $1.1 million in the second quarter of 2024 compared with income before income taxes of $0.4 million in the second quarter of 2023. The change between periods was primarily a result of an increase in room rental revenue, increased revenue at the salon and spa along with cost cutting efforts implemented with a specific focus on reducing employee related costs.

General Corporate Expenses

General corporate expenses were $0.9 million in both the second quarter of 2024 and 2023.

Interest Expense

Interest expense was approximately $0.5 million in both second quarter of 2024 and second quarter of 2023. During the three months ended June 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.26% and 6.16%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $1.0 million in the second quarter of 2024 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.2 million in the second quarter of 2023. Avalon recorded a state income tax provision in both the second quarter of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2024 compared with the first six months of 2023

Overall Performance

Net operating revenues increased to $41.9 million in the first six months of 2024 compared with $39.3 million in the first six months of 2023. Net operating revenues of the waste management services segment were approximately $24.7 million in the first six months of 2024 compared to $23.0 million in the first six months of 2023. The increase in net operating revenues of the waste management services segment was a result of an increase in both event work projects and continuous work during the first six months of 2024 compared to the first six months of 2023. Net operating revenues of the golf and related operations segment were approximately $17.2 million in the first six months of 2024 compared to $16.3 million in the first six months of 2023. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first six months of 2024 compared to the first six months of 2023.

Total cost of operations related to the waste management services segment increased to $19.4 million in the first six months of 2024 compared with $18.6 million in the first six months of 2023. The increase in the cost of operations between periods for the waste management services segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment decreased to $14.3 million in the first six months of 2024 compared to $14.7 million in the first six months of 2023. The decrease in costs as a percentage of revenue between periods was primarily a result of cost cutting efforts implemented with a specific focus on increasing profit margins.

Depreciation and amortization expense was approximately $2.0 million in the first six months of 2024 compared to $1.9 million in the first six months of 2023. The increase is due to the higher depreciable asset base primarily due to the expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $5.3 million in the first six months of 2024 compared to $5.0 million in the first six months of 2023. Increase is mainly attributed to increased incentive compensation for salesman of waste management services segment.

Interest expense was approximately $1.0 million in both the first six months of 2024 and the first six months of 2023. During the six months ended June 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.13%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $25,000, or $0.01 per share, in the first six months of 2024 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $1.8 million, or $0.47 per share, in the first six months of 2023.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $24.7 million in the first six months of 2024 compared with $23.0 million in the first six months of 2023.

The net operating revenues of the waste disposal brokerage and management services business were approximately $23.2 million in the first six months of 2024 compared to $21.3 million in the first six months of 2023. Continuous work of the waste disposal brokerage business increased by approximately $1.1 million between periods. Net operating revenues related to continuous work were approximately $12.8 million in the first six months of 2024 compared with $11.7 million in the first six months of 2023. Event work net operating revenues related to multiple projects increased by approximately $0.8 million during first six months of 2024 when compared to first six months of 2023. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $10.4 million in the first six months of 2024 compared with $9.6 million in the first six months of 2023.

The net operating revenues of the captive landfill management operations were approximately $1.5 million in the first six months of 2024 compared to $1.7 million in the first six months of 2023. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $19.4 million in the first six months of 2024 compared with $18.6 million in the first six months of 2023. The increase in the cost of operations between periods for the waste management segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first six months of 2024 compared to 19% in the first six months of 2023. The increase in the overall gross margin percentage was primarily attributable to the increase in gross profit generated from continuous work during first six months of 2024.

Income before income taxes for the waste management services segment were approximately $2.4 million in the first six months of 2024 compared to $1.8 million in the first six months of 2023. Income before income taxes of the waste brokerage and management services business was approximately $2.3 million in the first six months of 2023 compared to $1.7 million in the first six months of 2023. The increased income before income taxes was primarily attributable to increase in both continuous and event work projects during the first six months of 2024 compared to the first six months of 2023. Income before income taxes of the captive landfill operations were approximately $0.2 million for the first six months of both 2024 and 2023, respectively. During both the first six months of 2024 and 2023, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $17.2 million in the first six months of 2024 compared to $16.3 million in the first six months of 2023.

Food, beverage and merchandise sales were approximately $6.0 million in both the first six months of 2024 and first six months of 2023.

Other net operating revenues related to the golf and related operations were approximately $11.2 million in the first six months of 2024 compared to $10.3 million in the first six months of 2023. Membership dues revenue was approximately $3.8 million in the first six months of 2024 compared to $3.7 million in the first six months of 2023. The increase in membership dues revenue was attributable to an increase in membership dues rates. Net operating revenues related to room rental was approximately $3.0 million in the first six months of 2024 compared to $2.6 million in the first six months of 2023. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, travel agency, salon and spa related activities were approximately $3.2 million in the first six months of 2024 compared to $2.8 million in the first six months of 2023. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort. Greens fees and associated cart rentals were approximately $1.2 million in the first six months of 2024 and the first six months of 2023. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2024 and 2023.

Total cost of operations for the golf and related operations segment were $14.3 million in the first six months of 2024 compared with $14.7 million in the first six months of 2023. Cost of food, beverage and merchandise was approximately $2.7 million in the first six months of 2024 compared to $2.8 million in the first six months of 2023. The decrease in total food, beverage and merchandise costs between periods were attributed to a lower volume of product sales, however, due to price increases implemented throughout the year, the results were higher gross revenue generated and related gross profit in the first six months of 2024 compared to the first six months of 2023. The cost of food, beverage and merchandise sales was approximately 45% of associated revenue in the first six months of 2024 compared to 47% in the first six months of 2023. Golf and related operations operating costs decreased to approximately $11.6 million in the first six months of 2024 compared with $11.9 million in the first six months of 2023. The decrease in operating costs between periods, primarily related to employee related savings along with operational supply cost savings in the first six months of 2024 compared to the first six months of 2023.

The golf and related operations recorded income before income taxes of $0.3 million in the first six months of 2024 compared with a net loss before income taxes of $0.9 million in the first six months of 2023. The change between periods was primarily a result of an increase in room rental revenue, increased revenue at the salon and spa along with cost cutting efforts implemented with a specific focus on reducing employee related costs

The ability to attract new members and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

General Corporate Expenses

General corporate expenses were $1.9 million in the first six months of 2024 compared to $1.8 million in the first six months of 2023. The change between periods was primarily a result of a slight increase in professional fees.

Interest Expense

Interest expense was approximately $1.0 million for both the first six months in 2024 the first six months of 2023. During the six months ended June 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.27% and 6.13%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $25,000 in the first six months of 2024 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $1.8 million in the first six months of 2023. Avalon recorded a state income tax provision in both the first six months of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Unfavorable general economic conditions could adversely affect our business and financial results

Our operations are substantially affected by economic conditions, including inflationary pressures, which can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including epidemics, pandemics and actions taken by governments to manage economic matters, whether through initiatives intended to control wages, increase in the Federal minimum wage, unemployment, inflation, taxation and other economic drivers. Adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. During the first six months of 2024 and 2023, we experienced higher commodity costs compared to the prior year period. These increases are primarily driven by overall market demand and inflationary pressures. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. We anticipate commodity costs to continue to remain elevated throughout 2024 due to inflationary pressures. An increase in commodity costs could have an adverse impact on our profitability.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2024, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. The company awaits a decision by the Court.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of June 30, 2024, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Inflation

The Federal Reserve increased its key interest rate ten times since 2022 as consumer goods prices continue to increase. Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Although Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation, adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer. In general, management believes that rising costs resulting from inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2024, the interest rate on the Line of Credit Agreement was 8.75%. At June 30, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 24, 2024 Avalon reported that on December 19, 2022, the 11th Appellate District Court in Trumbull County, Ohio denied AWMS Water Solutions, LLC’s writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The Company appealed this decision on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court.

On May 9, 2024, Avalon reported the voting results from the Annual Meeting held on May 8, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 8, 2024	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)