Form 10-Q
period 2024-09-30
AVALON HOLDINGS CORP
filed 2024-11-08
CIK 1061069

2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 8, 2024.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net operating revenues:
Waste management services	$11,461	$11,744	$36,151	$34,694
Food, beverage and merchandise sales	4,615	4,609	10,622	10,577
Other golf and related operations	8,159	7,576	19,377	17,907
Total golf and related operations	12,774	12,185	29,999	28,484
Total net operating revenues	24,235	23,929	66,150	63,178

Costs and expenses:
Waste management services operating costs	8,949	9,262	28,372	27,866
Cost of food, beverage and merchandise	2,010	1,984	4,717	4,818
Golf and related operations operating costs	7,308	7,519	18,925	19,342
Depreciation and amortization expense	975	963	2,957	2,858
Selling, general and administrative expenses	2,719	2,815	7,970	7,846
Operating income	2,274	1,386	3,209	448

Other income (expense):
Interest expense, net	(502)	(519)	(1,531)	(1,530)
Other income, net	-	-	7	-
Income (loss) before income taxes	1,772	867	1,685	(1,082)

Provision for income taxes	42	39	126	93
Net income (loss)	1,730	828	1,559	(1,175)

Less net loss attributable to non-controlling interest in subsidiaries	(110)	(57)	(256)	(231)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$1,840	$885	$1,815	$(944)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net income (loss) per share	$0.47	$0.23	$0.47	$(0.24)

Weighted average shares outstanding - basic and diluted	3,899	3,899	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$3,946	$1,187
Accounts receivable, less allowance for credit losses	10,003	9,499
Unbilled membership dues receivable	845	567
Inventories	1,713	1,662
Prepaid expenses	680	1,116
Other current assets	15	14
Total current assets	17,202	14,045

Property and equipment, net	55,792	56,630
Property and equipment under finance leases, net	5,523	5,711
Operating lease right-of-use assets	1,418	1,270
Restricted cash	9,141	10,265
Noncurrent deferred tax asset	8	8
Other assets, net	34	36
Total assets	$89,118	$87,965

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$565	$538
Current portion of obligations under finance leases	189	198
Current portion of obligations under operating leases	340	432
Accounts payable	7,680	9,657
Accrued payroll and other compensation	1,750	1,277
Accrued taxes	560	539
Deferred membership dues revenue	4,671	3,443
Other liabilities and accrued expenses	1,899	1,825
Total current liabilities	17,654	17,909

Long-term debt, net of current portion	28,793	29,220
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	634	598
Obligations under operating leases, net of current portion	1,078	838
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(20,714)	(22,529)
Total Avalon Holdings Corporation Shareholders' Equity	38,531	36,716
Non-controlling interest in subsidiaries	(872)	(616)
Total equity	37,659	36,100
Total liabilities and equity	$89,118	$87,965

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2024

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at July 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,554)	$36,691	$(762)	$35,929

Net Income (loss)	-	-	-	-	-	1,840	1,840	(110)	1,730

Balance at September 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(20,714)	$38,531	$(872)	$37,659

	For the Three Months Ended September 30, 2023

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July1, 2023	3,287,647	611,784	$33	$6	$59,206	$(22,583)	$36,662	$(521)	$36,141

Net Income (loss)	-	-	-	-	-	885	885	(57)	828

Balance at September 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(21,698)	$37,547	$(578)	$36,969

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2024

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,529)	$36,716	$(616)	$36,100

Net Income (loss)	-	-	-	-	-	1,815	1,815	(256)	1,559

Balance at September 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(20,714)	$38,531	$(872)	$37,659

	For the Nine Months Ended September 30, 2023

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2023	3,287,647	611,784	$33	$6	$59,205	$(20,754)	$38,490	$(347)	$38,143

Stock options - compensation costs	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	(944)	(944)	(231)	(1,175)

Balance at September 30, 2023	3,287,647	611,784	$33	$6	$59,206	$(21,698)	$37,547	$(578)	$36,969

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$1,559	$(1,175)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	2,957	2,858
Amortization of debt issuance costs	45	35
Compensation costs - stock options	-	1
Provision for losses on accounts receivable	23	25
Gain on disposal of equipment	(7)	-
Change in operating assets and liabilities:
Accounts receivable	(527)	(501)
Unbilled membership dues receivable	(278)	(214)
Inventories	(51)	(255)
Prepaid expenses	436	224
Other assets, net	1	93
Accounts payable	(2,002)	(331)
Accrued payroll and other compensation	473	338
Accrued taxes	21	(61)
Deferred membership dues revenue	1,228	975
Other liabilities and accrued expenses	74	166
Net cash provided by operating activities	3,952	2,178

Cash flows from investing activities:
Capital expenditures	(1,705)	(3,211)
Proceeds from disposal of equipment	7	-
Net cash used in investing activities	(1,698)	(3,211)

Cash flows from financing activities:
Borrowings under line of credit facility	-	650
Principal payments on term loan facilities	(445)	(414)
Principal payments on finance lease obligations	(174)	(118)
Net cash (used in) provided by financing activities	(619)	118

Increase in cash, cash equivalents and restricted cash	1,635	(915)
Cash, cash equivalents and restricted cash at beginning of period	11,452	12,050
Cash, cash equivalents and restricted cash at end of period	$13,087	$11,135

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$25	$89
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$684	$323
Finance lease obligation incurred	$201	$154

Cash paid during the period for interest	$1,645	$1,008
Cash paid during the period for income taxes	$-	$66

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. In addition, Avalon owns Avalon Resorts and Clubs, Inc. (“ARCI”), which includes the operation and management of four golf courses and associated clubhouses, athletic and fitness centers, tennis courts, salon and spa services and dining and banquet facilities. ARCI also owns and operates a hotel and its related resort amenities including dining, banquet and conference facilities, salon and spa services, fitness center, outdoor resort pool, Roman Bath, indoor junior Olympic size swimming pool and tennis courts.

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

For the three and nine months ended September 30, 2023, approximately $0.1 million and $0.3 million, respectively, of other income on the unaudited condensed consolidated statements of operations has been reclassified to other golf and related operations revenues to conform to the presentation for 2024. Such reclassifications had no effect on changes in operations.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets of which the sum total equal amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$3,946	$1,187
Restricted cash	9,141	10,265
Cash, cash equivalents and restricted cash	$13,087	$11,452

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023, the net operating revenues related to waste management services represented approximately 47% and 49%, respectively, of Avalon’s total consolidated net operating revenues. Net operating revenues related to waste management services represented approximately 55% of Avalon’s total consolidated net operating revenues for the nine months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the nine months ended September 30, 2023, one customer accounted for 15% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services along with dining and banquet facilities. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2024 and 2023.

For the three months ended September 30, 2024 and 2023, the net operating revenues related to the golf and related operations represented approximately 53% and 51%, respectively, of Avalon’s total consolidated net operating revenues. For both of the nine months ended September 30, 2024 and 2023, the net operating revenues related to the golf and related operations represented approximately 45%, of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2024 and 2023, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2024 and 2023 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Waste management and brokerage services	$10,752	$11,059	$33,976	$32,358
Captive landfill management operations	709	685	2,175	2,336
Total waste management services revenues	11,461	11,744	36,151	34,694
Food, beverage and merchandise sales	4,615	4,609	10,622	10,577
Membership dues revenue	1,801	1,793	5,614	5,473
Room rental revenue	2,846	2,483	5,893	5,125
Greens fees and cart rental revenue	1,784	1,785	3,022	3,027
Salon and spa services	1,015	783	2,805	2,266
Fitness and tennis lesson revenue	55	72	243	317
Other revenue	658	660	1,800	1,699
Total golf and related operations revenue	12,774	12,185	29,999	28,484
Total net operating revenues	$24,235	$23,929	$66,150	$63,178

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At both September 30, 2024 and December 31, 2023, accounts receivable, net, related to our waste management services segment were approximately $8.4 million. At September 30, 2024, one customer accounted for approximately 18% of the waste management services segment’s receivables and 14% of the consolidated receivables. At December 31, 2023, no one customer accounted for 10% or more of the waste management service’s segment or consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.6 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at September 30, 2024 or December 31, 2023.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both September 30, 2024 and December 31, 2023.

The following table presents changes in our allowance for credit losses during the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended September 30, 2024	$254	$8	$(10)	$252
Three months ended September 30, 2023	$247	$15	$(17)	$245

Nine months ended September 30, 2024	$260	$23	$(31)	$252
Nine months ended September 30, 2023	$260	$25	$(40)	$245

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at September 30, 2024 and $0.6 million at December 31, 2023.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2024	$1,110	$219	$(484)	$845
Three months ended September 30, 2023	$1,083	$222	$(492)	$813

Nine months ended September 30, 2024	$567	$1,747	$(1,469)	$845
Nine months ended September 30, 2023	$599	$1,692	$(1,478)	$813

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.7 million at September 30, 2024 and $3.4 million at December 31, 2023, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.3 million at September 30, 2024 and $1.2 million at December 31, 2023.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2024	$5,863	$609	$(1,801)	$4,671
Three months ended September 30, 2023	$5,737	$674	$(1,793)	$4,618

Nine months ended September 30, 2024	$3,443	$6,842	$(5,614)	$4,671
Nine months ended September 30, 2023	$3,643	$6,448	$(5,473)	$4,618

Customer advance deposits
Three months ended September 30, 2024	$1,311	$853	$(859)	$1,305
Three months ended September 30, 2023	$1,149	$721	$(820)	$1,050

Nine months ended September 30, 2024	$1,223	$2,062	$(1,980)	$1,305
Nine months ended September 30, 2023	$965	$2,127	$(2,042)	$1,050

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

Property and equipment at September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land and land improvements	$17,071	$17,052
Buildings and improvements	54,589	54,171
Machinery and equipment	9,779	9,490
Office furniture and fixtures	10,487	10,346
Vehicles	1,068	976
Construction in progress	721	10
	93,715	92,045
Less accumulated depreciation and amortization	(37,923)	(35,415)
Property and equipment, net	$55,792	$56,630

At September 30, 2024, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2024 and 2023, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on operating leases was approximately 3.8 years and 3.4 years at September 30, 2024 and December 31, 2023, respectively.

During the first nine months of 2024 and 2023, the Company entered into a new operating lease agreement for golf carts, GPS equipment and office copiers. During the first nine months of 2024 and 2023, the Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $684,000 and $323,000, respectively.

Leased property and associated obligations under operating leases at September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$1,418	$1,270

Current portion of obligations under operating leases	$340	$432
Long-term portion of obligations under operating leases	1,078	838
Total obligations under operating leases	$1,418	$1,270

The weighted average discount rate on operating leases was 6.6% and 5.9% at September 30, 2024 and December 31, 2023, respectively.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2024 there were approximately 29.1 years remaining on the golf course and related facilities finance lease. At December 31, 2023 there were approximately 29.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $0.7 million and $0.8 million at September 30, 2024 and December 31, 2023, respectively.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2024, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.8 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.7 and 3.4 years at September 30, 2024 and December 31, 2023.

Leased property and associated obligations under finance leases at September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Leased property under finance leases	$13,329	$13,131
Less accumulated amortization	(7,806)	(7,420)
Leased property under finace leases, net	$5,523	$5,711

Current portion of obligations under finance leases	$189	$198
Long-term portion of obligations under finance leases	634	598
Total obligations under finance leases	$823	$796

The weighted average discount rate on finance leases was 6.8% at September 30, 2024 and 6.3% at December 31, 2023.

For the three and nine months ended September 30, 2024 and 2023, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost:
Rental expense	$257	$282	$480	$585

Finance lease cost:
Depreciation expense	$161	$129	$431	$379
Interest expense	12	13	41	28
Total finance lease cost	$173	$142	$472	$407

For the twelve months ending September 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2025	$246	$428	$674
2026	206	432	638
2027	166	348	514
2028	125	243	368
2029	57	200	257
Thereafter	360	-	360
Total lease payments	1,160	1,651	2,811
Less: imputed interest	337	233	570
Total	823	1,418	2,241
Less: current portion of obligations under leases	189	340	529
Long-term portion of obligations under leases	$634	$1,078	$1,712

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2024 and 2023, the weighted average number of common shares outstanding was 3,899,431.

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

For both the three and nine months ended September 30, 2024 and 2023 there were no outstanding options, therefore, no dilution.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2024 and December 31, 2023 the balance of “Restricted Cash” is $9.1 million and $10.3 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2024 and December 31, 2023.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 23, 2024, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2026. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2024 and December 31, 2023, approximately $3.2 million was outstanding under the Line of Credit Agreement. At September 30, 2024 and December 31, 2023, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2024, the interest rate on the Line of Credit Agreement was 8.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.26% and 6.18%, respectively.

Obligations under the Company’s debt agreements at September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,812	$(454)	$29,358
Less current portion	625	(60)	565
Long-term debt	$29,187	$(394)	$28,793

	December 31, 2023
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$30,257	$(499)	$29,758
Less current portion	598	(60)	538
Long-term debt	$29,659	$(439)	$29,220

For the twelve months ending September 30, future maturities of long-term debt and the line of credit are as follows (in thousands):

2025	$625
2026	3,864
2027	705
2028	748
2029	794
Thereafter	26,276
Total	$33,012

Note 10. Income Taxes

During the three months ended September 30, 2024, net income attributable to Avalon Holdings Corporation shareholders was $1.8 million compared to net income attributable to Avalon Holdings Corporation shareholders of $0.9 million during the three months ending September 30, 2023. During the nine months ended September 30, 2024, net income attributable to Avalon Holdings Corporation shareholders was $1.8 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $0.9 million during the nine months ended September 30, 2023. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal and state net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At September 30, 2024 and December 31, 2023, all options to purchase shares granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, all remaining shares previously granted expired. At September 30, 2024 and December 31, 2023, there are no outstanding options.

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

For the three months ended September 30, 2024 and 2023 there were no compensation costs. For the nine months ended September 30, 2023, compensation costs were approximately $1,000. For the nine months ended September 30, 2024, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the nine months ended September 30, 2024, one customer accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of the consolidated net operating revenues. For the nine months ended September 30, 2023, one customer accounted for 15% of the waste management services segment’s net operating revenues to external customers and 7% of the consolidated net operating revenues.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net operating revenues from:
Waste management services:
External customer revenues	$11,461	$11,744	$36,151	$34,694

Golf and related operations:
External customer revenues	12,774	12,185	29,999	28,484
Intersegment revenues	20	14	46	64
Total golf and related operations	12,794	12,199	30,045	28,548

Segment operating revenues	24,255	23,943	66,196	63,242
Intersegment eliminations	(20)	(14)	(46)	(64)
Total net operating revenues	$24,235	$23,929	$66,150	$63,178

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income (loss) before income taxes:
Waste management services	$1,240	$1,180	$3,772	$2,973
Golf and related operations	1,973	1,214	2,290	312
Segment income before income taxes	3,213	2,394	6,062	3,285
Corporate interest expense, net	(502)	(519)	(1,531)	(1,530)
Corporate other income, net	-	-	7	-
General corporate expenses	(939)	(1,008)	(2,853)	(2,837)
Income (loss) before income taxes	$1,772	$867	$1,685	$(1,082)

	September 30,	December 31,
	2024	2023
Identifiable assets:
Waste management services	$36,422	$35,839
Golf and related operations	63,240	63,670
Corporate	64,339	65,453
Subtotal	164,001	164,962
Elimination of intersegment receivables	(74,883)	(76,997)
Total	$89,118	$87,965

In comparing total assets at September 30, 2024 with those at December 31, 2023, the increase in the total assets of approximately $1.2 million was primarily result of an increase in cash and cash equivalents generated from improved business activity in the golf and related operations segment, partially offset by a decrease in net property and equipment associated with the golf and related operations segment.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2024 and December 31, 2023, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During both the three months ended September 30, 2024 and 2023, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $11,000 and $10,000, respectively. During the nine months ended September 30, 2024 and 2023, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $49,000 and $112,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $0.4 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $0.4 million from accredited investors in August 2021. In March 2022, both Avalon and accredited investors made additional capital contributions of $0.1 million, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both September 30, 2024 and December 31, 2023.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024 and 2023, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $71,000 and $47,000, respectively. During the nine months ended September 30, 2024 and 2023, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $155,000 and $119,000, respectively.

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

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $28,000 and $52,000, respectively.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking. On September 9, 2024, the Court of Appeals issued a decision in accordance with the remand from the Supreme Court of Ohio.  The Court of Appeals found that there was no categorical ‘taking’ of the Company’s property, but that there was a partial regulatory ‘taking’, and ordered the ODNR to commence appropriations procedures for paying AWMS damages.  The decision by the Court of Appeals also found that the seismicity for which AWMS #2 was suspended did not represent imminent threat or harm, and that Division had prevented the Company’s attempts to reach a resolution of the matter.  Because of the limits on damages set in the decision by the Court of Appeals, the Company again appealed the Court of Appeals decision to the Supreme Court of Ohio on October 11, 2024.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On September 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2024, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund were also utilized to fund capital expenditures which included the continued renovation of The Grand Resort as further described below.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At September 30, 2024 and December 31, 2023 the balance of “Restricted Cash” is $9.1 million and $10.3 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year, commencing December 31, 2023. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2024 and December 31, 2023.

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Premier Bank (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 23, 2024, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2026. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2024 and December 31, 2023, approximately $3.2 million was outstanding under the Line of Credit Agreement. At September 30, 2024 and December 31, 2023, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2024, the interest rate on the Line of Credit Agreement was 8.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.26% and 6.18%, respectively.

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

Capital Expenditures

During the nine months ended September 30, 2024, Avalon incurred and paid to vendors capital expenditures in the amount of $1.7 million. During the nine months ended September 30, 2023, Avalon incurred and paid to vendors capital expenditures in the amount of $3.2 million. For the nine months ended September 30, 2024 expenditures primarily related to the continued renovation of The Grand Resort and Avalon Dermatology, LLC. For the nine months ended September 30, 2023 expenditures primarily related to the continued renovation of The Grand Resort and the clubhouse at Avalon Field Club at New Castle.

In 2024 and 2023, certain hotel rooms at The Grant Resort and other areas of the facility were in the process of being renovated. Avalon’s aggregate capital expenditures in 2024 are expected to be in the range of $2.5 million to $3.5 million. Capital expenditures principally relate to hotel room renovations at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account and cash generated from operations.

Working Capital

At September 30, 2024 and December 31, 2023, there was a working capital deficit of approximately $0.5 million and $3.9 million, respectively. Working capital was positively impacted by an increase in cash and cash equivalents along with an increase in accounts receivable. The positive impact was partially offset by an increase in deferred membership due and accrued payroll and other compensation.

Accounts receivable increased to $10.0 million at September 30, 2024 compared with $9.5 million at December 31, 2023. Accounts receivable related to the golf and related operations segment increased approximately $0.5 million at September 30, 2024 compared to December 31, 2023 due to the associated timing of annual membership renewals. Accounts receivable related to our waste management services segment remained at $8.4 million at both September 30, 2024 and December 31, 2023, respectively.

Unbilled membership dues receivable was approximately $0.8 million at September 30, 2024 compared to $0.6 million at December 31, 2023. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.7 million at both September 30, 2024 and December 31, 2023, respectively.

Accounts payable was approximately $7.7 million at September 30, 2024 compared to $9.7 million at December 31, 2023. Approximately $1.7 million of the decrease in accounts payable between periods was due to the waste management segment. Accounts payable related to our waste management segment decreased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations decreased $0.3 million at September 30, 2024 compared to December 31, 2023, due to associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.7 million at September 30, 2024 compared to $3.4 million at December 31, 2023. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals and, to a lesser extent, an increase in membership dues rates during 2024.

Accrued payroll and other compensation was approximately $1.8 million at September 30, 2024 compared to $1.3 million at December 31, 2023. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations.

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

Performance in the third quarter of 2024 compared with the third quarter of 2023

Overall Performance

Net operating revenues increased to $24.2 million in the third quarter of 2024 compared with $24.0 million in the third quarter of 2023. Net operating revenues of the waste management services segment were approximately $11.5 million in the third quarter of 2024 compared to $11.7 million in the third quarter of 2023. The slight decrease in net operating revenues of the waste management services segment was a result of decreases in both continuous and event work projects during the third quarter of 2024 compared to the third quarter of 2023. Net operating revenues of the golf and related operations segment were approximately $12.8 million in the third quarter of 2024 compared to $12.2 million in the third quarter of 2023. The increase in net operating revenues of the golf and related operations was a result of an increase in pricing and also an increase in business operations related to both The Grand Resort and the country clubs during the third quarter of 2024 compared to the third quarter of 2023.

Total cost of operations related to the waste management services segment decreased to $8.9 million in the third quarter of 2024 compared with $9.3 million in the third quarter of 2023. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment decreased to $9.3 million in the third quarter of 2024 compared to $9.5 million in the third quarter of 2023. The decrease in costs as a percentage of revenue between periods was primarily a result of cost cutting efforts implemented with a specific focus on increasing profit margins.

Depreciation and amortization expense was approximately $1.0 million in both the third quarter of 2024 and 2023, respectively.

Consolidated selling, general and administrative expenses were approximately $2.7 million in the third quarter of 2024 compared to $2.8 million in the third quarter of 2023. The slight decrease was primarily a result of adecreases in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $0.5 million in both the third quarter of 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.23% and 6.18%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.8 million, or $0.47 per share, in the third quarter of 2024 compared with net income attributable to Avalon Holdings Corporation common shareholders of $0.9 million, or $0.23 per share, in the third quarter of 2023. Avalon recorded a state income tax provision in both the third quarters of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services were approximately $11.5 million in the third quarter of 2024 compared with $11.7 million in the third quarter of 2023. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $10.8 million in the third quarter of 2024 compared to $11.0 million in the third quarter of 2023. Continuous work in the waste disposal brokerage business decreased by approximately $0.1 million between periods. Net operating revenues related to continuous work were approximately $7.1 million in the third quarter of 2024 compared with $7.2 million in the third quarter of 2023. In addition, event work net operating revenues related to multiple projects decreased by approximately $0.1 million during third quarter of 2024 when compared to third quarter of 2023. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $3.7 million in the third quarter of 2024 compared with $3.8 million in the third quarter of 2023.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the third quarter of both 2024 and 2023, respectively. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment were approximately $8.9 million in the third quarter of 2024 compared with $9.3 million in the third quarter of 2023. The decrease in the cost of operations between periods for the waste management segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 22% in the third quarter of 2024 compared to 20% in the third quarter of 2023. The increase in the overall gross margin percentage was primarily attributable to the higher gross profit generated from event work projects during third quarter of 2024.

Income before income taxes for the waste management services segment was approximately $1.2 million in both the third quarter of 2024 and 2023, respectively. Income before income taxes of the waste brokerage and management services business was approximately $1.2 million in the third quarter of 2024 and 2023, respectively. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2024 and 2023. During both the third quarter of 2024 and 2023, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $12.8 million in the third quarter of 2024 compared to $12.2 million in the third quarter of 2023. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel, The Grand Resort, which provides lodging, dining, banquet and conference facilities and other resort related amenities along with a a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $4.6 million in both the third quarter of 2024 and in the third quarter of 2023

Other golf and related operation revenues were approximately $8.2 million in the third quarter of 2024 compared to $7.6 million in the third quarter of 2023. Membership dues revenue was approximately $1.8 million in both the third quarter of 2024 and 2023. Net operating revenues related to room rental was approximately $2.8 million in the third quarter of 2024 compared to $2.5 million in the third quarter of 2023. The increase in room revenue was a result of an increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $1.8 million in both the third quarter of 2024 and third quarter of 2023. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.8 million in the third quarter of 2024 compared to $1.5 million in both the third quarter of 2023. The increase between periods was primarily due to an increase in salon and spa revenue.

Total cost of operations for the golf and related operations segment were $9.3 million in the third quarter of 2024 compared with $9.5 million in the third quarter of 2023. Cost of food, beverage and merchandise was approximately $2.0 million in both the third quarter of 2024 and 2023. The cost of food, beverage and merchandise sales was approximately 44% of associated revenue in the third quarter of 2024 compared to 43% in the third quarter of 2023. Golf and related operations operating costs decreased to approximately $7.3 million in the third quarter of 2024 compared with $7.5 million in the third quarter of 2023. The decrease in operating costs between periods is primarily related to a decrease in employee related costs in the third quarter of 2024 compared to the third quarter of 2023.

The golf and related operations recorded income before income taxes of $2.0 million in the third quarter of 2024 compared with income before income taxes of $1.2 million in the third quarter of 2023. The change between periods was primarily a result of an increase in room rental revenue, increased revenue at the salon and spa along with cost cutting efforts implemented with a specific focus on reducing employee related costs.

General Corporate Expenses

General corporate expenses were $0.9 million in the third quarter of 2024 compared to $1.0 million in both the third quarter of 2023. The slight decrease was attributable to a decrease in professional fees.

Interest Expense

Interest expense was approximately $0.5 million in both third quarter of 2024 and third quarter of 2023. During the three months ended September 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.23% and 6.18%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $1.8 million in the third quarter of 2024 compared to net income attributable to Avalon Holdings Corporation common shareholders of $0.9 million in the third quarter of 2023. Avalon recorded a state income tax provision in both the third quarter of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2024 compared with the first nine months of 2023

Overall Performance

Net operating revenues increased to $66.2 million in the first nine months of 2024 compared with $63.2 million in the first nine months of 2023. Net operating revenues of the waste management services segment were approximately $36.2 million in the first nine months of 2024 compared to $34.7 million in the first nine months of 2023. The increase in net operating revenues of the waste management services segment was a result of an increase in both event work projects and continuous work during the first nine months of 2024 compared to the first nine months of 2023. Net operating revenues of the golf and related operations segment were approximately $30.0 million in the first nine months of 2024 compared to $28.5 million in the first nine months of 2023. The increase in net operating revenues of the golf and related operations was a result of increased business operations related to both The Grand Resort and the country clubs during the first nine months of 2024 compared to the first nine months of 2023.

Total cost of operations related to the waste management services segment increased to $28.4 million in the first nine months of 2024 compared with $27.9 million in the first nine months of 2023. The increase in the cost of operations between periods for the waste management services segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment decreased to $23.6 million in the first nine months of 2024 compared to $24.2 million in the first nine months of 2023. The decrease in costs as a percentage of revenue between periods was primarily a result of cost cutting efforts implemented with a specific focus on increasing profit margins.

Depreciation and amortization expense was approximately $3.0 million in the first nine months of 2024 compared to $2.9 million in the first nine months of 2023. The increase is due to the higher depreciable asset base primarily due to the expansion of The Grand Resort.

Consolidated selling, general and administrative expenses were approximately $8.0 million in the first nine months of 2024 compared to $7.8 million in the first nine months of 2023. Increase is mainly attributed to increased incentive compensation for salesman of waste management services segment.

Interest expense was approximately $1.5 million in both the first nine months of 2024 and the first nine months of 2023. During the nine months ended September 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.26% and 6.15%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.8 million, or $0.47 per share, in the first nine months of 2024 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $0.9 million, or $0.24 per share, in the first nine months of 2023.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $36.2 million in the first nine months of 2024 compared with $34.7 million in the first nine months of 2023.

The net operating revenues of the waste disposal brokerage and management services business were approximately $34.0 million in the first nine months of 2024 compared to $32.4 million in the first nine months of 2023. Continuous work of the waste disposal brokerage business increased by approximately $1.0 million between periods. Net operating revenues related to continuous work were approximately $19.9 million in the first nine months of 2024 compared with $18.9 million in the first nine months of 2023. Event work net operating revenues related to multiple projects increased by approximately $0.6 million during first nine months of 2024 when compared to first nine months of 2023. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $14.1 million in the first nine months of 2024 compared with $13.5 million in the first nine months of 2023.

The net operating revenues of the captive landfill management operations were approximately $2.2 million in the first nine months of 2024 compared to $2.3 million in the first nine months of 2023. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $28.4 million in the first nine months of 2024 compared with $27.9 million in the first nine months of 2023. The increase in the cost of operations between periods for the waste management segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in the first nine months of 2024 compared to 20% in the first nine months of 2023. The increase in the overall gross margin percentage was primarily attributable to the increase in gross profit generated from both continuous and event work during first nine months of 2024.

Income before income taxes for the waste management services segment were approximately $3.8 million in the first nine months of 2024 compared to $3.0 million in the first nine months of 2023. Income before income taxes of the waste brokerage and management services business was approximately $3.7 million in the first nine months of 2024 compared to $2.9 million in the first nine months of 2023. The increased income before income taxes was primarily attributable to increase in both continuous and event work projects during the first nine months of 2024 compared to the first nine months of 2023. Income before income taxes of the captive landfill operations were approximately $0.2 million for the first nine months of both 2024 and 2023, respectively. During both the first nine months of 2024 and 2023, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $30.0 million in the first nine months of 2024 compared to $28.5 million in the first nine months of 2023.

Food, beverage and merchandise sales were approximately $10.6 million in both the first nine months of 2024 and first nine months of 2023.

Other net operating revenues related to the golf and related operations were approximately $19.4 million in the first nine months of 2024 compared to $17.9 million in the first nine months of 2023. Membership dues revenue was approximately $5.6 million in the first nine months of 2024 compared to $5.5 million in the first nine months of 2023. The increase in membership dues revenue was attributable to an increase in membership dues rates. Net operating revenues related to room rental was approximately $5.9 million in the first nine months of 2024 compared to $5.1 million in the first nine months of 2023. The increase in room revenue was a result of both higher occupancy and an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $4.9 million in the first nine months of 2024 compared to $4.3 million in the first nine months of 2023. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort. Greens fees and associated cart rentals were approximately $3.0 million in the first nine months of 2024 and the first nine months of 2023. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2024 and 2023.

Total cost of operations for the golf and related operations segment were $23.6 million in the first nine months of 2024 compared with $24.2 million in the first nine months of 2023. Cost of food, beverage and merchandise was approximately $4.7 million in the first nine months of 2024 compared to $4.8 million in the first nine months of 2023. The decrease in total food, beverage and merchandise costs between periods were attributed to a lower volume of product sales, however, due to price increases implemented throughout the year, the results were higher gross revenue generated and related gross profit in the first nine months of 2024 compared to the first nine months of 2023. The cost of food, beverage and merchandise sales was approximately 44% of associated revenue in the first nine months of 2024 compared to 46% in the first nine months of 2023. Golf and related operations operating costs decreased to approximately $18.9 million in the first nine months of 2024 compared with $19.4 million in the first nine months of 2023. The decrease in operating costs between periods, primarily related to employee related savings along with operational supply cost savings in the first nine months of 2024 compared to the first nine months of 2023.

The golf and related operations recorded income before income taxes of $2.3 million in the first nine months of 2024 compared with a net income before income taxes of $0.3 million in the first nine months of 2023. The change between periods was primarily a result of an increase in room rental revenue, increased revenue at the salon and spa along with cost cutting efforts implemented with a specific focus on reducing employee related costs

The ability to attract new members and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

General Corporate Expenses

General corporate expenses were $2.9 million in the first nine months of 2024 compared to $2.8 million in the first nine months of 2023. The change between periods was primarily a result of a slight increase in professional fees in the first quarter 2024.

Interest Expense

Interest expense was approximately $1.5 million for both the first nine months in 2024 the first nine months of 2023. During the nine months ended September 30, 2024 and 2023, the weighted average interest rate on outstanding borrowings was 6.26% and 6.15%, respectively.

Net Income (Loss)

Net income attributable to Avalon Holdings Corporation common shareholders was $1.8 million in the first nine months of 2024 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $0.9 million in the first nine months of 2023. Avalon recorded a state income tax provision in both the first nine months of 2024 and 2023, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. During the first nine months of 2024 and 2023, we experienced high commodity costs compared to the prior years. These increases are primarily driven by overall market demand and inflationary pressures. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. We anticipate commodity costs to continue to remain elevated throughout 2024 due to inflationary pressures. An increase in commodity costs could have an adverse impact on our profitability.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking. On September 9, 2024, the Court of Appeals issued a decision in accordance with the remand from the Supreme Court of Ohio.  The Court of Appeals found that there was no categorical ‘taking’ of the Company’s property, but that there was a partial regulatory ‘taking’, and ordered the ODNR to commence appropriations procedures for paying AWMS damages.  The decision by the Court of Appeals also found that the seismicity for which AWMS #2 was suspended did not represent imminent threat or harm, and that Division had prevented the Company’s attempts to reach a resolution of the matter.  Because of the limits on damages set in the decision by the Court of Appeals, the Company again appealed the Court of Appeals decision to the Supreme Court of Ohio on October 11, 2024.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On September 30, 2024, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal.

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to increase the number of members of the Avalon Golf and Country Club, as of September 30, 2024, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Inflation

The Federal Reserve has kept its key interest rates at elevated levels as pricing on consumer goods has remained high. Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Although Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation, adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer. In general, management believes that rising costs resulting from inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2024, the interest rate on the Line of Credit Agreement was 8.25%. At September 30, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 9, 2024, Avalon reported the voting results from the Annual Meeting held on May 8, 2024.

On September 24, 2024, Avalon reported that on September 23, 2024 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank to extend the maturity date to July 31, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 8, 2024	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)