Form 10-K
period 2024-12-31
AVALON HOLDINGS CORP
filed 2025-03-20
CIK 1061069

2024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Class A Common Stock held by non-affiliates of the registrant on March 10, 2025 was $9.7 million. Assuming that the market value of Avalon Holdings Corporation’s Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock held by non-affiliates of the registrant on March 10, 2025 was approximately $1,714. The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of March 10, 2025.

Documents Incorporated by Reference

1.	Portions of the Avalon Holdings Corporation Annual Report to Shareholders for the year ended December 31, 2024 (Parts I and II of Form 10-K).
2.	Portions of the Avalon Holdings Corporation Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference herein into Part III.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

As used in this report, the terms “Avalon,” “Company,” and “Registrant” mean Avalon Holdings Corporation, its wholly owned subsidiaries and variable interest entities when it has been determined that Avalon is the primary beneficiary of those company’s operations, taken as a whole, unless the context indicates otherwise.

Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from Avalon’s 2024 Annual Report to Shareholders (hereinafter referred to as the “Annual Report to Shareholders”). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

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

In March 2024, Avalon created a new Ohio limited liability company, Avalon Dermatology, LLC. Avalon Dermatology, LLC, located in Warren, Ohio, provides dermatology services provided by a board licensed dermatologist. Avalon operates and manages all decisions regarding the dermatology operation for a percentage of the gross revenues. An outside director of Avalon, who qualified as an accredited investor maintains 49.9% of the total ownership in Avalon Dermatology, LLC. Avalon is the majority owner of Avalon Dermatology, LLC owning 50.1% of the company. Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements.

Business Segments Information

Avalon’s business segments are waste management services and golf and related operations. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations. The golf and related operations segment includes the operation and management of four golf courses and related clubhouses, a hotel, fitness centers, tennis courts, salon and spa services, a dermatology center, dining, banquet and conference facilities. In 2024, one customer of the waste management services segment accounted for 10% of the waste management services segment’s net operating revenues to external customers and 6% of Avalon’s consolidated net operating revenues. In 2023, one customer of the waste management services segment accounted for 12% of the waste management services segment’s net operating revenues to external customers and 6% of Avalon’s consolidated net operating revenues.

Waste Management Services

Avalon’s waste management subsidiaries provide hazardous and nonhazardous waste disposal brokerage and management services, captive landfill management services and salt water injection well operations. Waste management services are provided to industrial, commercial, municipal and governmental customers primarily in selected northeastern and midwestern United States markets. For both the years 2024 and 2023, the net operating revenues related to waste management services represented approximately 55% of Avalon’s total consolidated net operating revenues.

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

Golf and Related Operations

Avalon’s golf and related operations segment includes the operation and management of four golf courses and related country clubs and facilities, a hotel and its associated resort amenities and an athletic center. For both the years 2024 and 2023, the net operating revenues related to the golf and related operations represented approximately 45% of Avalon’s total consolidated net operating revenues.

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

In March 2024, Avalon created a new Ohio limited liability company, Avalon Dermatology, LLC. Avalon Dermatology, LLC, located in Warren, Ohio, provides dermatology services provided by a board licensed dermatologist. Avalon operates and manages all decisions regarding the dermatology operation for a percentage of the gross revenues. An outside director of Avalon, who qualified as an accredited investor maintains 49.9% of the total ownership in Avalon Dermatology, LLC. Avalon is the majority owner of Avalon Dermatology, LLC owning 50.1% of the company. Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements.

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

Insurance

Avalon carries $11,000,000 of liability insurance coverage. This insurance includes coverage for comprehensive general liability and other customary coverage. In addition, Avalon also carries $6,000,000 of separate liability insurance coverage for the golf courses, auto liability and related operations. Avalon carries comprehensive property damage coverage and, also, professional liability insurance for its fitness, swimming, salon and spa activities. No assurance can be given that such insurance will be available in the future or, if available, that the premiums for such insurance will be reasonable.

If Avalon were to incur a substantial liability for damages not covered by insurance or in excess of its policy limits or at a time when Avalon no longer is able to obtain appropriate liability insurance, its financial condition could be materially adversely affected.

Employees

As of December 31, 2024, Avalon had 882 employees, 31 of whom were employed by the waste management services segment, 830 of whom were employed by the golf and related operations and 21 of whom were employed in financial and administrative activities. Avalon believes that it has a good relationship with its employees.

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

Unfavorable general economic conditions could adversely affect our business and financial results

Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including epidemics, pandemics and actions taken by governments to manage economic matters, whether through initiatives intended to control wages, unemployment, inflation, taxation and other economic drivers. Adverse economic conditions could negatively impact Avalon’s business and operating performance and financial results may suffer.

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal. The Company appealed the dismissal to the Ohio 10th District Court of Appeals on November 26, 2024.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U. S. Securities and Exchange Commission at December 31, 2024.

ITEM 1C. CYBERSECURITY

Avalon faces various cyber risks, including, but not limited to, risks related to the storage of members’ information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security. Additionally, we devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. The risk assessment is discussed with the audit committee and board of directors on at least an annual basis. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework. Our management team also engages certain outside advisors and consultants to assist in the identification, oversight, evaluation and management of cybersecurity risks on a regular basis, as well as to advise on specific topics. We have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have materially affected the Company.

ITEM 2. PROPERTIES

Avalon owns a 37,000 square foot headquarters building located on approximately 5.6 acres of property in Warren, Ohio adjacent to the Avalon Lakes Golf Course. The corporate and administrative offices of ALMI, AWMS and all the golf operations are located at the headquarters building of Avalon in Warren, Ohio. Avalon’s corporate headquarters building also includes a clubhouse, restaurant, golf simulators, pro shop for the Avalon Golf and Country Club at Avalon Lakes Golf Course a medical spa and a dermatology center.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Information with respect to the following items can be found on the indicated pages of Exhibit 13.1, the 2024 Annual Report to Shareholders, if not otherwise included herein.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page(s)
Common stock information	45
Dividend policy	45

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-15

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	41

Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023	16
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	17
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	18
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024 and 2023	19

Notes to Consolidated Financial Statements	20-40

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the 2024 Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth on page 42 of our 2024 Annual Report, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding Directors is contained under the caption “Election of Directors” in the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of Avalon is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name	Age	Position
Ronald E. Klingle	77	Chairman of the Board, Chief Executive Officer and a Director
Michael J. Havalo	40	Chief Financial Officer, Treasurer, Secretary and Director
Frances R. Klingle	78	Chief Administrative Officer
Kenneth J. McMahon	72	President of American Waste Management Services, Inc.
Christine M. Bell	56	President of Avalon Golf and Country Club and Director

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

Michael J. Havalo was appointed Chief Financial Officer, Treasurer and Secretary of the Company in June 2023. He has been a director of the Company since May 2024. Mr. Havalo previously served as the Chief Financial Officer and Treasurer at McDonald Steel Corporation. Prior to McDonald Steel Corporation, Mr. Havalo worked for Hill, Barth & King, LLC, public accounting firm. Mr. Havalo received his Bachelor of Business Administration degree in Accounting from Youngstown State University and has been a Certified Public Accountant since 2010.

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

1.

Financial Statements and Reports of Independent Registered Public Accounting Firms (See Part II, Item 8 of this report regarding incorporation by reference from the 2024 Annual Report to Shareholders).

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 15.

The following financial statement schedule, which is applicable for years ended December 31, 2024 and 2023, should be read in conjunction with the previously referenced financial statements.

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

10.27

Commercial Security Agreement, dated as of September 18, 2023 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, Avalon Holdings Corporation as grantor, and Premier Bank as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on September 19, 2023.

10.28

Commercial Security Agreement, dated as of September 23, 2024 between Avalon Holdings Corporation and certain wholly owned subsidiaries, as borrowers, Avalon Holdings Corporation as grantor, and Premier Bank as lender, incorporated by reference as Exhibit 10.3 to Avalon Holdings Corporation Form 8-K filed on September 24, 2024.

11.1	Omitted—inapplicable. See “Basic and diluted net loss per share” on page 30 of the 2024 Annual Report to Shareholders.

13.1

Avalon Holdings Corporation 2024 Annual Report to Shareholders (except pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders, is provided for the information of the Commission and is not to be deemed “filed” as part of the Form 10-K).

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March, 2025.

AVALON HOLDINGS CORPORATION (Registrant)

/s/ Michael J. Havalo
Michael J. Havalo –
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 20th day of March, 2025.

Signatures	Title

/s/ Ronald E. Klingle	Chairman of the Board, Chief Executive Officer
Ronald E. Klingle and Director	and Director

/s/ Michael J. Havalo	Chief Financial Officer, Treasurer and Secretary
Michael J. Havalo	and Director

/s/ Christine M. Bell	President, Avalon Golf and Country Club
Christine M. Bell	and Director

/s/ Kurtis D. Gramley	Director
Kurtis D. Gramley

/s/ Stephen L. Gordon	Director
Stephen L. Gordon

/s/ Timothy C. Coxson	Director
Timothy C. Coxson

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses		Charged to Other Accounts	Deductions / (Recoveries)		Balance at End of Year

Year ended December 31, 2024
Allowance for credit losses	$260	$64		$-	$64	(1)	$260
Deferred tax asset valuation allowance	$2,965	$53	(2)	$-	$-		$3,018

Year ended December 31, 2023
Allowance for credit losses	$260	$56		$-	$56	(1)	$260
Deferred tax asset valuation allowance	$2,488	$477	(2)	$-	$-		$2,965

(1) Accounts receivable written-off as uncollectible, net of recoveries.

(2) Change in valuation allowance primarily for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit

13.1	2024 Annual Report to Shareholders

21.1	Subsidiaries of Avalon Holdings Corporation

23.1	Consent of Independent Registered Public Accounting Firm –Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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