Form 10-Q
period 2025-03-31
AVALON HOLDINGS CORP
filed 2025-05-07
CIK 1061069

2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

__________________________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 7, 2025.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Net operating revenues:
Waste management services	$9,677	$12,470
Food, beverage and merchandise sales	2,024	2,011
Other golf and related operations	4,367	4,377
Total golf and related operations	6,391	6,388
Total net operating revenues	16,068	18,858

Costs and expenses:
Waste management services operating costs	7,582	9,897
Cost of food, beverage and merchandise	1,012	1,025
Golf and related operations operating costs	5,097	4,873
Depreciation and amortization expense	970	980
Selling, general and administrative expenses	2,558	2,596
Operating loss	(1,151)	(513)

Other income (expense):
Interest expense, net	(510)	(508)
Other income, net	-	7
Loss before income taxes	(1,661)	(1,014)

Provision for income taxes	25	40
Net loss	(1,686)	(1,054)

Less net loss attributable to non-controlling interest in subsidiaries	(187)	(75)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(1,499)	$(979)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net loss per share	$(0.38)	$(0.25)

Weighted average shares outstanding - basic and diluted	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$1,269	$2,803
Accounts receivable, less allowance for credit losses	11,358	8,595
Unbilled membership dues receivable	733	582
Inventories	1,846	1,558
Prepaid expenses	1,107	1,003
Other current assets	15	15
Total current assets	16,328	14,556

Property and equipment, net	55,243	55,582
Property and equipment under finance leases, net	5,671	5,647
Operating lease right-of-use assets	1,391	1,383
Restricted cash	8,937	8,958
Noncurrent deferred tax asset, net	27	27
Other assets, net	34	33
Total assets	$87,631	$86,186

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$584	$575
Current portion of obligations under finance leases	232	201
Current portion of obligations under operating leases	364	365
Accounts payable	8,419	7,116
Accrued payroll and other compensation	1,283	1,064
Accrued taxes	525	594
Deferred membership dues revenue	5,134	3,524
Other liabilities and accrued expenses	2,089	2,024
Total current liabilities	18,630	15,463

Long-term debt, net of current portion	28,496	28,646
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	812	707
Obligations under operating leases, net of current portion	1,027	1,018
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(22,710)	(21,211)
Total Avalon Holdings Corporation Shareholders' Equity	36,535	38,034
Non-controlling interest in subsidiaries	(1,169)	(982)
Total equity	35,366	37,052
Total liabilities and equity	$87,631	$86,186

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2025

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(21,211)	$38,034	$(982)	$37,052

Net loss	-	-	-	-	-	(1,499)	(1,499)	(187)	(1,686)

Balance at March 31, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,710)	$36,535	$(1,169)	$35,366

	For the Three Months Ended March 31, 2024

	Common Stock						Total Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,529)	$36,716	$(616)	$36,100

Net loss	-	-	-	-	-	(979)	(979)	(75)	(1,054)

Balance at March 31, 2024	3,287,647	611,784	$33	$6	$59,206	$(23,508)	$35,737	$(691)	$35,046

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,686)	$(1,054)
Reconciliation of net loss to cash used in operating activities:
Depreciation and amortization expense	970	980
Amortization of debt issuance costs	15	15
Provision for losses on accounts receivable	8	8
Gain on disposal of equipment	-	(7)
Change in operating assets and liabilities:
Accounts receivable	(2,771)	(2,774)
Unbilled membership dues receivable	(151)	(223)
Inventories	(288)	(199)
Prepaid expenses	(104)	(166)
Other assets, net	(1)	-
Accounts payable	1,202	1,637
Accrued payroll and other compensation	219	476
Accrued taxes	(69)	(35)
Deferred membership dues revenue	1,610	1,715
Other liabilities and accrued expenses	64	38
Net cash (used in) provided by operating activities	(982)	411

Cash flows from investing activities:
Capital expenditures	(390)	(355)
Proceeds from disposal of equipment	-	7
Net cash used in investing activities	(390)	(348)

Cash flows from financing activities:
Principal payments on term loan facilities	(156)	(146)
Principal payments on finance lease obligations	(27)	(14)
Net cash used in financing activities	(183)	(160)

Decrease in cash, cash equivalents and restricted cash	(1,555)	(97)
Cash, cash equivalents and restricted cash at beginning of period	11,761	11,452
Cash, cash equivalents and restricted cash at end of period	$10,206	$11,355

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$101	$22
Significant non-cash investing and financing activities:
Finance lease obligations incurred	$163	$-

Cash paid during the period for interest	$523	$558
Cash paid during the period for income taxes	$4	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Note 1. Description of Business

Avalon Holdings Corporation (“Avalon” or the “Company”) was formed on April 30, 1998 as a subsidiary of American Waste Services, Inc. (“AWS”). On June 17, 1998, AWS distributed, as a special dividend, all of the outstanding shares of capital stock of Avalon to the holders of AWS common stock on a pro rata and corresponding basis.

Avalon provides waste management services to industrial, commercial, municipal and governmental customers in selected northeastern and midwestern U.S. markets, captive landfill management services and salt water injection well operations. Avalon also owns and operates a hotel and its associated resort amenities, four golf courses and related country clubs and a multipurpose recreation center.

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2024 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2025, and the results of its operations and cash flows for the interim periods presented.

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

Note 3. Recent Accounting Pronouncements

The Company has adopted ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. As a result of adoption, the Company’s segment disclosure now includes significant expense categories. The Company’s primary segment measure remains unchanged. See Note 13, Business Segment Information for enhanced disclosures associated with the adoption of ASU 2023-07.

In December 2023, The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024 (calendar year 2025). The Company is currently evaluating the adoption of this pronouncement and does not expect the adoption to have a material impact on the Company’s financial position, results of operations or financial disclosures.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$1,269	$2,803
Restricted cash	8,937	8,958
Cash, cash equivalents and restricted cash	$10,206	$11,761

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, the net operating revenues related to waste management services represented approximately 60% and 66%, respectively, of Avalon’s total consolidated net operating revenues. For the three months ended March 31, 2025, one customer accounted for 10% of the consolidated net operating revenues and 16% of the waste management services segment’s net operating revenues to external customers. For the three months ended March 31, 2024, one customer accounted for 9% of the consolidated net operating revenues and 14% of the waste management services segment’s net operating revenues to external customers.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dermatology services, dining and banquet facilities. The golf and related operations also include the operation of a hotel and its resort related amenities including dining, banquet and conference facilities, fitness center, swimming pools, salon and spa and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals and salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2025 and 2024.

For the three months ended March 31, 2025 and 2024, the net operating revenues related to the golf and related operations represented approximately 40% and 34%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2025 and 2024, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2025 and 2024 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2025	2024
Waste management and brokerage services	$8,775	$11,787
Captive landfill management operations	902	683
Total waste management services revenues	9,677	12,470
Food, beverage and merchandise sales	2,024	2,011
Membership dues revenue	1,833	1,974
Room rental revenue	1,087	995
Greens fees and cart rental revenue	59	69
Salon and spa services	904	799
Fitness and tennis lesson revenue	40	109
Other revenue	444	431
Total golf and related operations revenue	6,391	6,388
Total net operating revenues	$16,068	$18,858

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2025 and December 31, 2024, accounts receivable, net, related to our waste management services segment were approximately $8.2 million and $7.5 million, respectively. At March 31, 2025, one customer accounted for approximately 18% of the waste management services segment’s receivables and 13% of the consolidated receivables. At December 31, 2024 one customer accounted for 14% of the waste management service’s segment and 12% consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $3.2 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2025 or December 31, 2024.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both March 31, 2025 and December 31, 2024.

The following table presents changes in our allowance for credit losses during the three months ended March 31, 2025 and 2024 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended March 31, 2025	$260	$8	$(18)	$250
Three months ended March 31, 2024	$260	$8	$(11)	$257

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.7 million at March 31, 2025 and $0.6 million at December 31, 2024.

The following table presents changes in our contract assets during the three months ended March 31, 2025 and 2024 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended March 31, 2025	$582	$614	$(463)	$733
Three months ended March 31, 2024	$567	$670	$(447)	$790

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.1 million at March 31, 2025 and $3.5 million at December 31, 2024, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.6 million at both March 31, 2025 and December 31, 2024, respectively.

The following table presents changes in our contract liabilities during the three months ended March 31, 2025 and 2024 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended March 31, 2025	$3,524	$3,443	$(1,833)	$5,134
Three months ended March 31, 2024	$3,443	$3,689	$(1,974)	$5,158

Customer advance deposits
Three months ended March 31, 2025	$1,565	$505	$(423)	$1,647
Three months ended March 31, 2024	$1,223	$483	$(395)	$1,311

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

Property and equipment at March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Land and land improvements	$17,071	$17,071
Buildings and improvements	54,728	54,673
Machinery and equipment	9,963	9,866
Office furniture and fixtures	10,597	10,568
Vehicles	1,125	1,065
Construction in progress	1,376	1,136
	94,860	94,379
Less accumulated depreciation and amortization	(39,617)	(38,797)
Property and equipment, net	$55,243	$55,582

At March 31, 2025, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first three months of 2025 and 2024, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts and associated GPS equipment, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on operating leases was approximately 3.6 years and 4.0 years at March 31, 2025 and December 31, 2024, respectively.

During the first three months of 2025 and 2024 the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases.

Leased property and associated obligations under operating leases at March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2023
Operating lease right-of-use assets	$1,391	$1,383

Current portion of obligations under operating leases	$364	$365
Long-term portion of obligations under operating leases	1,027	1,018
Total obligations under operating leases	$1,391	$1,383

The weighted average discount rate on operating leases was 6.6% at both March 31, 2025 and December 31, 2024.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2025 there were approximately 28.6 years remaining on the golf course and related facilities finance lease. At December 31, 2024 there were approximately 28.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $0.9 million and $0.8 million at March 31, 2025 and December 31, 2024, respectively.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance and restaurant equipment which were determined to be finance leases. At March 31, 2025, the vehicle, golf course maintenance and restaurant equipment have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.8 at both March 31, 2025 and December 31, 2024, respectively.

Leased property and associated obligations under finance leases at March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Leased property under finance leases	$13,728	$13,554
Less accumulated amortization	(8,057)	(7,907)
Leased property under finace leases, net	$5,671	$5,647

Current portion of obligations under finance leases	$232	$201
Long-term portion of obligations under finance leases	812	707
Total obligations under finance leases	$1,044	$908

The weighted average discount rate on finance leases was 6.7% and 7.8% at March 31, 2025 at December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost:
Rental expense	$51	$68

Finance lease cost:
Depreciation expense	$147	$137
Interest expense	14	9
Total finance lease cost	$161	$146

For the twelve months ending March 31, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2026	$303	$445	$748
2027	270	425	695
2028	227	326	553
2029	170	221	391
2030	88	164	252
Thereafter	345	-	345
Total lease payments	1,403	1,581	2,984
Less: imputed interest	359	190	549
Total	1,044	1,391	2,435
Less: current portion of obligations under leases	232	364	596
Long-term portion of obligations under leases	$812	$1,027	$1,839

Note 8. Basic and Diluted Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For both the three months ended March 31, 2025 and 2024, the weighted average number of common shares outstanding was 3,899,431.

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

For both the three months ended March 31, 2025 and 2024 there was no outstanding options, therefore, no dilution.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2025 and December 31, 2024 the balance of “Restricted Cash” is $8.9 million and $9.0 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at March 31, 2025 and December 31, 2024.

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

At both March 31, 2025 and December 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement. At March 31, 2025 and December 31, 2024, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2025, the interest rate on the Line of Credit Agreement was 7.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

Obligations under the Company’s term loan agreement at March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$29,504	$(424)	$29,080
Less current portion	644	(60)	584
Long-term debt	$28,860	$(364)	$28,496

	December 31, 2024
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$29,660	$(439)	$29,221
Less current portion	635	(60)	575
Long-term debt	$29,025	$(379)	$28,646

For the twelve months ending March 31, future maturities under the Company’s 2022 Term Loan and Line of Credit Agreements are as follows (in thousands):

2026	$644
2027	3,884
2028	726
2029	771
2030	818
Thereafter	25,861
Total	$32,704

Note 10. Income Taxes

During the three months ended March 31, 2025 and 2024, net loss attributable to Avalon Holdings Corporation shareholders was $1.5 million and $1.0 million, respectively. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At March 31, 2024, all options to purchase shares granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, all remaining shares previously granted expired. At March 31, 2025 and 2024 there are no outstanding options.

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

There were no compensation costs for the three months ending March 31, 2025 and 2024. As of March 31, 2025, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Note 13. Business Segment Information

In determining the segment information, Avalon considered its operating and management structure and the types of information subject to regular review by its chief operating decision maker (“CODM”), who is the company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Using the criteria of FASB ASC 280 Segment Reporting, Avalon’s reportable segments include waste management services and golf and related operations. Avalon accounts for intersegment net operating revenues as if the transactions were to third parties. The segment disclosures are presented on this basis for all years presented.

Avalon’s primary business segment, the waste management services segment, provides hazardous and nonhazardous brokerage and management services to industrial, commercial, municipal and governmental customers, captive landfill management for an industrial customer and salt water injection well operations.

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center, a med spa and dermatology center. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three months ended March 31, 2025, one customer accounted for 10% of the consolidated net operating revenues and 16% of the waste management services segment’s net operating revenues to external customers. For the three months ended March 31, 2024, one customer accounted for 9% of the consolidated net operating revenues and 14% of the waste management services segment’s net operating revenues to external customers.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2024 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

Revenue and income (loss) before taxes for each segment are used by the CODM to assess the performance of each segment in the financial period. The CODM assesses revenue and income (loss) before taxes as the measure to make resource (including financial or capital resources) allocation decisions for each segment. The CODM considers expectations and variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the basis of presentation (See Note 2). Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three months ending March 31, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$9,677	$6,391	$-	$16,068

Expenses
Cost of operations	(7,582)	(6,109)	-	(13,691)
Selling, general and administrative	(1,174)	(505)	(879)	(2,558)
Depreciation and amortization	(48)	(879)	(43)	(970)
Interest expense, net	(7)	(10)	(493)	(510)
Income (loss) before taxes	$866	$(1,112)	$(1,415)	$(1,661)

	Three months ending March 31, 2024
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$12,470	$6,388	$-	$18,858

Expenses
Cost of operations	(9,897)	(5,898)	-	(15,795)
Selling, general and administrative	(1,329)	(361)	(906)	(2,596)
Depreciation and amortization	(46)	(871)	(63)	(980)
Interest expense, net	16	(9)	(515)	(508)
Other	7	-	-	7
Income (loss) before taxes	$1,221	$(751)	$(1,484)	$(1,014)

	March 31,	December 31,
	2025	2024
Identifiable assets:
Waste management services	$36,855	$35,100
Golf and related operations	64,793	62,500
Corporate	61,776	64,247
Subtotal	163,424	161,847
Elimination of intersegment receivables	(75,793)	(75,661)
Total	$87,631	$86,186

In comparing total assets at March 31, 2025 with those at December 31, 2024, the increase in the total assets of the waste management services segment of approximately $1.8 million was primarily a result of an increase in accounts receivable and intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.3 million was primarily due to an increase in accounts receivable, inventory and capital expenditures associated with The Grand Resort, partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $2.5 million was primarily due to a decrease in both operating cash and intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2025 and December 31, 2024, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. Avalon’s net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $0.1 million during each of the three months ending March 31, 2025 and 2024, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both March 31, 2025 and December 31, 2024.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. Avalon’s net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was $0.1 million during each of the three months ending March 31, 2025 and 2024, respectively.

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

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. For the three months ending March 31, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $0.1 million and $0, respectively.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking. On September 9, 2024, the Court of Appeals issued a decision in accordance with the remand from the Supreme Court of Ohio.  The Court of Appeals found that there was no categorical ‘taking’ of the Company’s property, but that there was a partial regulatory ‘taking’, and ordered the ODNR to commence appropriations procedures for paying AWMS damages.  The decision by the Court of Appeals also found that the seismicity for which AWMS #2 was suspended did not represent imminent threat or harm, and that Division had prevented the Company’s attempts to reach a resolution of the matter.  Because of the limits on damages set in the decision by the Court of Appeals, the Company again appealed the Court of Appeals decision to the Supreme Court of Ohio on October 11, 2024. Briefings in the appeal are complete and the Company is awaiting a decision.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal. The Company appealed the dismissal to the Ohio 10th District Court of Appeals on November 26, 2024. A hearing is scheduled for May 2025.

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

Liquidity and Capital Resources

For the three months ended March 31, 2025, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account and borrowings under our line of credit were also utilized to fund capital expenditures which included the continued remodeling of The Grand Resort as further described below.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. At March 31, 2025 and December 31, 2024 the balance of “Restricted Cash” is $8.9 million and $9.0 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. The 2019 Term Loan Agreement was terminated in conjunction with the 2022 Term Loan Agreement.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at March 31, 2025 and December 31, 2024.

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

At both March 31, 2025 and December 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement. At March 31, 2025 and December 31, 2024, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2024, the interest rate on the Line of Credit Agreement was 7.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

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

Capital Expenditures

During the three months ended March 31, 2025, Avalon incurred capital expenditures in the amount of $0.5 million of which $0.4 million was paid to vendors during the year. During the three months ended March 31, 2024, Avalon incurred capital expenditures and paid to vendors capital expenditures in the amount of $0.4 million. For both the three months ended March 31, 2025 and 2024, expenditures primarily related to the continued renovation of The Grand Resort.

In 2025 and 2024, certain hotel rooms at The Grant Resort and other areas of the facility were in the process of being renovated. Avalon’s aggregate capital expenditures in 2025 are expected to be in the range of $2.5 million to $3.5 million. Capital expenditures principally relate to hotel room renovations at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account and cash generated from operations

Working Capital

At March 31, 2025 and December 31, 2024, there was a working capital deficit of approximately $2.3 million and $0.9 million, respectively. Working capital was negatively impacted primarily by an increase in accounts payable, accrued payroll, deferred membership dues revenue and other accrued liabilities. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues receivables, inventory and prepaid assets

Accounts receivable increased to $11.4 million at March 31, 2025 compared with $8.6 million at December 31, 2024. Accounts receivable related to our waste management services segment increased approximately $0.7 million at March 31, 2025 compared with December 31, 2024 as a result of increased billings and the timing of receipt on the receivables. Accounts receivable related to the golf and related operations segment increased approximately $2.1 million at March 31, 2025 compared to December 31, 2024 due to the associated timing of annual membership renewals.

Unbilled membership dues receivable was approximately $0.7 million at March 31, 2025 compared to $0.6 million at December 31, 2024. The increase was primarily due to an increase in dues and the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.8 million at March 31, 2025 compared to $1.6 million at December 31, 2024. The increase is related to merchandise, food and beverage inventory related to our golf and related operations segment.

Accounts payable was approximately $8.4 million at March 31, 2025 compared to $7.1 million at December 31, 2024. Approximately $0.3 million of the increase in accounts payable between periods was due to the waste management segment. Accounts payable related to our waste management segment increased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations increased $1.0 million at March 31, 2025 compared to December 31, 2024, due to the associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.1 million at March 31, 2025 compared to $3.5 million at December 31, 2024. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals. The number of members at March 31, 2025 was 4,692 compared to 4,661 at December 31, 2024.

Accrued payroll and other compensation was approximately $1.3 million at March 31, 2025 compared to $1.1 million at December 31, 2024. The increase is primarily due to the associated timing of payment of certain earned employee incentives relating to our waste management services segment.

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

Performance in the first quarter of 2025 compared with the first quarter of 2024

Overall Performance

Net operating revenues decreased to $16.1 million in the first quarter of 2025 compared with $18.9 million in the first quarter of 2024. Net operating revenues of the waste management services segment were approximately $9.7 million in the first quarter of 2025 compared to $12.5 million in the first quarter of 2024. The decrease in net operating revenues of the waste management services segment was a result of decreases in both continuous work and event work projects during the first quarter of 2025 compared to the first quarter of 2024. Net operating revenues of the golf and related operations segment were approximately $6.4 million in both the first quarter of 2025 and 2024.

Total cost of operations related to the waste management services segment decreased to $7.6 million in the first quarter of 2025 compared with $9.9 million in the first quarter of 2024. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment were $6.1 million in the first quarter of 2025 compared to $5.9 million in the first quarter of 2024. The increases in costs are mainly attributed to an increase in wages along with an increase in utility costs compared to the previous period.

Depreciation and amortization expense was approximately $1.0 million in both the first quarter of 2025 and 2024.

Consolidated selling, general and administrative expenses were approximately $2.6 million in both the first quarter of 2025 and 2024.

Interest expense was approximately $0.5 million for both the first quarter of 2025 and the first quarter of 2024. During the three months ended March 31, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.5 million, or $0.38 per share, in the first quarter of 2025 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $1.0 million, or $0.25 per share, in the first quarter of 2024.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased s to $9.7 million in the first quarter of 2025 compared with $12.5 million in the first quarter of 2024. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $8.8 million in the first quarter of 2025 compared to $11.8 million in the first quarter of 2024. Event work net operating revenues decreased by approximately $2.2 million during first quarter of 2025 when compared to first quarter of 2024. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $3.0 million in the first quarter of 2025 compared with $5.2 million in the first quarter of 2024. In addition, continuous work of the waste disposal brokerage business decreased approximately $0.8 million between periods as a result of a decrease in work from multiple customers. Net operating revenues related to continuous work were approximately $5.8 million in the first quarter of 2025 compared with $6.6 million in the first quarter of 2024.

The net operating revenues of the captive landfill management operations were approximately $0.9 million in the first quarter of 2025 compared to $0.7 million in the first quarter of 2024. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $7.6 million in the first quarter of 2025 compared with $9.9 million in the first quarter of 2024. The decrease in the cost of operations between periods for the waste management segment is primarily due to the decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 22% in the first quarter of 2025 compared to 21% in the first quarter of 2024. The increase in the overall gross margin percentage was primarily attributable to the increased gross profit associated with continuous work performed during first quarter of 2025.

Income before income taxes for the waste management services segment were approximately $0.9 million in the first quarter 2025 compared with $1.2 million in the first quarter 2024. Income before income taxes of the waste brokerage and management services business was approximately $0.9 million for the first quarter of 2025 compared to $1.2 million in the first quarter of and 2024. The decrease in income before income taxes was primarily attributable to the decrease in gross profit in the first quarter of 2025 compared to the first quarter of 2024. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first quarter of 2025 and 2024. During both the first quarter of 2025 and 2024, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $6.4 million in both the first quarter of 2025 and 2024. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a medical spa, dermatology center, a hotel, The Grand Resort, which provides lodging, dining, banquet and conference facilities and other resort related amenities along with a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $2.0 million in both the first quarter of 2025 and 2024.

Other net operating revenues related to the golf and related operations were approximately $4.4 million in both the first quarter of 2025 and first quarter of 2024. Membership dues revenue was approximately $1.8 million in the first quarter of 2025 compared to $2.0 million in the first quarter of 2024. The decrease in membership dues revenue was attributable to a decrease in membership compared to the prior period. Net operating revenues related to room rental was approximately $1.1 million in the first quarter of 2025 compared to $1.0 million in the first quarter of 2024. The increase in room revenue was a result of an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.4 million in the first quarter of 2025 compared to $1.3 million in the first quarter of 2024. The increase between periods was primarily due to an increase in salon and spa revenue. Greens fees and associated cart rentals were approximately $0.1 million in both the first quarter of 2025 and 2024. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2025 and 2024.

Total cost of operations for the golf and related operations segment were $6.1 million in the first quarter of 2025 compared to $5.9 million in the first quarter of 2024. Cost of food, beverage and merchandise was approximately $1.0 million in both the first quarter of and 2025 and 2024. The cost of food, beverage and merchandise sales was approximately 50% of associated revenue in the first quarter of 2025 compared to 51% in the first quarter of 2024. Golf and related operations operating costs was approximately $5.1 million in both the first quarter of 2025 compared to $4.9 million in the first quarter of 2024. The increases in costs are mainly attributed to an increase in wages along with an increase in utility costs compared to the previous period.

The golf and related operations recorded a loss before income taxes of $1.1 million in the first quarter of 2025 compared with a loss before income taxes of $0.8 million in the first quarter of 2024. The change between periods was primarily a result of a decrease in membership due revenue, along with an increase in costs related to employee wages and utilities.

General Corporate Expenses

General corporate expenses were $0.9 million in the first quarter of 2025 compared to $1.0 million in the first quarter of 2024. The change between periods was primarily a result of a slight decrease in professional fees.

Interest Expense

Interest expense was approximately $0.5 million for both the first quarter of 2025 and 2024. During the three months ended March 31, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.5 million in the first quarter of 2025 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $1.0 million in the first quarter of 2024. Avalon recorded a state income tax provision in both the first quarter of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. Volatility in certain commodity prices and fluctuations in labor could adversely affect Avalon’s operating results. We will continuously monitor labor and commodity prices in order to maintain margins and overall profitability

Effective succession planning is important to our continued success

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking. On September 9, 2024, the Court of Appeals issued a decision in accordance with the remand from the Supreme Court of Ohio.  The Court of Appeals found that there was no categorical ‘taking’ of the Company’s property, but that there was a partial regulatory ‘taking’, and ordered the ODNR to commence appropriations procedures for paying AWMS damages.  The decision by the Court of Appeals also found that the seismicity for which AWMS #2 was suspended did not represent imminent threat or harm, and that Division had prevented the Company’s attempts to reach a resolution of the matter.  Because of the limits on damages set in the decision by the Court of Appeals, the Company again appealed the Court of Appeals decision to the Supreme Court of Ohio on October 11, 2024. Briefings in the appeal are complete and the Company is awaiting a decision.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal. The Company appealed the dismissal to the Ohio 10th District Court of Appeals on November 26, 2024. A hearing is scheduled for May 2025.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2025, the interest rate on the Line of Credit Agreement was 7.75%. At March 31, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of legal proceedings.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 7, 2025	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)