Form 10-Q
period 2025-06-30
AVALON HOLDINGS CORP
filed 2025-08-08
CIK 1061069

2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of August 8, 2025.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net operating revenues:
Waste management services	$9,742	$12,220	$19,419	$24,690
Food, beverage and merchandise sales	3,760	3,996	5,784	6,007
Other golf and related operations	6,750	6,841	11,117	11,218
Total golf and related operations	10,510	10,837	16,901	17,225
Total net operating revenues	20,252	23,057	36,320	41,915

Costs and expenses:
Waste management services operating costs	7,489	9,527	15,071	19,424
Cost of food, beverage and merchandise	1,717	1,682	2,730	2,707
Golf and related operations operating costs	6,878	6,744	11,975	11,617
Depreciation and amortization expense	965	1,002	1,935	1,982
Selling, general and administrative expenses	2,453	2,654	5,010	5,251
Operating income (loss)	750	1,448	(401)	934

Other income (expense):
Interest expense, net	(510)	(521)	(1,020)	(1,028)
Other income, net	-	-	-	7
Income (loss) before income taxes	240	927	(1,421)	(87)

Provision for income taxes	29	44	54	84
Net income (loss)	211	883	(1,475)	(171)

Less net loss attributable to non-controlling interest in subsidiaries	(63)	(71)	(250)	(146)
Net income (loss) attributable to Avalon Holdings Corporation common shareholders	$274	$954	$(1,225)	$(25)

Income (loss) per share attributable to Avalon Holdings Corporation common shareholders:
Basic and diluted net income (loss) per share	$0.07	$0.24	$(0.31)	$(0.01)

Weighted average shares outstanding - basic and diluted	3,899	3,899	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$3,714	$2,803
Accounts receivable, less allowance for credit losses	9,907	8,595
Unbilled membership dues receivable	1,037	582
Inventories	1,807	1,558
Prepaid expenses	775	1,003
Other current assets	15	15
Total current assets	17,255	14,556

Property and equipment, net	54,583	55,582
Property and equipment under finance leases, net	5,924	5,647
Operating lease right-of-use assets	1,269	1,383
Restricted cash	8,971	8,958
Noncurrent deferred tax asset	27	27
Other assets, net	26	33
Total assets	$88,055	$86,186

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$594	$575
Current portion of obligations under finance leases	278	201
Current portion of obligations under operating leases	364	365
Accounts payable	7,652	7,116
Accrued payroll and other compensation	1,528	1,064
Accrued taxes	451	594
Deferred membership dues revenue	5,734	3,524
Other liabilities and accrued expenses	2,306	2,024
Total current liabilities	18,907	15,463

Long-term debt, net of current portion	28,344	28,646
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	1,022	707
Obligations under operating leases, net of current portion	905	1,018
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(22,436)	(21,211)
Total Avalon Holdings Corporation Shareholders' Equity	36,809	38,034
Non-controlling interest in subsidiaries	(1,232)	(982)
Total equity	35,577	37,052
Total liabilities and equity	$88,055	$86,186

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended June 30, 2025

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at April 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,710)	$36,535	$(1,169)	$35,366

Net Income (loss)	-	-	-	-	-	274	274	(63)	211

Balance at June 30, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,436)	$36,809	$(1,232)	$35,577

	For the Three Months Ended June 30, 2024

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at April 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(23,508)	$35,737	$(691)	$35,046

Net Income (loss)	-	-	-	-	-	954	954	(71)	883

Balance at June 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,554)	$36,691	$(762)	$35,929

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Six Months Ended June 30, 2025

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(21,211)	$38,034	$(982)	$37,052

Net loss	-	-	-	-	-	(1,225)	(1,225)	(250)	(1,475)

Balance at June 30, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,436)	$36,809	$(1,232)	$35,577

	For the Six Months Ended June 30, 2024

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,529)	$36,716	$(616)	$36,100

Net loss	-	-	-	-	-	(25)	(25)	(146)	(171)

Balance at June 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,554)	$36,691	$(762)	$35,929

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,475)	$(171)
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	1,935	1,982
Amortization of debt issuance costs	30	30
Provision for losses on accounts receivable	45	15
Gain on disposal of equipment	-	(7)
Change in operating assets and liabilities:
Accounts receivable	(1,357)	(2,041)
Unbilled membership dues receivable	(455)	(543)
Inventories	(249)	(213)
Prepaid expenses	228	235
Other assets, net	7	(1)
Accounts payable	530	1,354
Accrued payroll and other compensation	464	491
Accrued taxes	(143)	(121)
Deferred membership dues revenue	2,210	2,420
Other liabilities and accrued expenses	282	180
Net cash provided by operating activities	2,052	3,610

Cash flows from investing activities:
Capital expenditures	(682)	(703)
Proceeds from disposal of equipment	-	7
Net cash used in investing activities	(682)	(696)

Cash flows from financing activities:
Principal payments on term loan facilities	(313)	(294)
Principal payments on finance lease obligations	(133)	(81)
Net cash used in financing activities	(446)	(375)

Increase in cash, cash equivalents and restricted cash	924	2,539
Cash, cash equivalents and restricted cash at beginning of period	11,761	11,452
Cash, cash equivalents and restricted cash at end of period	$12,685	$13,991

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$6	$15
Significant non-cash investing and financing activities:
Finance lease obligation incurred	$525	$111

Cash paid during the period for interest	$1,052	$1,114
Cash paid during the period for income taxes	$6	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

In November 2024, The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures to disaggregate costs and expense line items presented on the face of the consolidated statements of operations. These disclosures include: (a) amounts related to purchased inventory, employee compensation, depreciation, amortization, and other significant components of costs and expenses; (b) an explanation of costs and expenses that are not disaggregated quantitatively; and (c) the definition and total amount of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets of which the sum total equal amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$3,714	$2,803
Restricted cash	8,971	8,958
Cash, cash equivalents and restricted cash	$12,685	$11,761

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and six months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025 and 2024, the net operating revenues related to waste management services represented approximately 48% and 53%, respectively, of Avalon’s total consolidated net operating revenues. Net operating revenues related to waste management services represented approximately 53% and 59% of Avalon’s total consolidated net operating revenues for the six months ended June 30, 2025 and 2024, respectively.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, a dermatology center, salon and spa services along with dining and banquet facilities. The golf and related operations also include the operation of a hotel and its related amenities including dining, banquet and conference facilities, fitness center, indoor junior Olympic size swimming pool and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals, fitness activities, salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2025 and 2024.

For the three months ended June 30, 2025 and 2024, the net operating revenues related to the golf and related operations represented approximately 52% and 47%, respectively, of Avalon’s total consolidated net operating revenues. For the six months ended June 30, 2025 and 2024, the net operating revenues related to the golf and related operations represented approximately 47% and 41%, respectively of Avalon’s total consolidated net operating revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Waste management and brokerage services	$8,889	$11,437	$17,664	$23,224
Captive landfill management operations	853	783	1,755	1,466
Total waste management services revenues	9,742	12,220	19,419	24,690
Food, beverage and merchandise sales	3,760	3,996	5,784	6,007
Membership dues revenue	1,829	1,839	3,662	3,813
Room rental revenue	2,018	2,052	3,104	3,047
Greens fees and cart rental revenue	1,060	1,169	1,119	1,238
Salon and spa services	1,025	991	1,929	1,790
Fitness and tennis lesson revenue	69	79	109	188
Other revenue	749	711	1,194	1,142
Total golf and related operations revenue	10,510	10,837	16,901	17,225
Total net operating revenues	$20,252	$23,057	$36,320	$41,915

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At both June 30, 2025 and December 31, 2024, accounts receivable, net, related to our waste management services segment was $7.5 million, respectively. At June 30, 2025, no one customer accounted for more than 10% of the waste management services segment’s receivables or 10% of the consolidated receivables. At December 31, 2024 one customer accounted for 14% of the waste management service’s segment and 12% consolidated net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.4 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at June 30, 2025 or December 31, 2024.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both June 30, 2025 and December 31, 2024.

The following table presents changes in our allowance for credit losses during the three and six months ended June 30, 2025 and 2024 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended June 30, 2025	$249	$38	$(27)	$260
Three months ended June 30, 2024	$257	$8	$(11)	$254

Six months ended June 30, 2025	$260	$45	$(45)	$260
Six months ended June 30, 2024	$260	$15	$(21)	$254

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $1.0 million at June 30, 2025 and $0.6 million at December 31, 2024.

The following table presents changes in our contract assets during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended June 30, 2025	$733	$769	$(465)	$1,037
Three months ended June 30, 2024	$790	$858	$(538)	$1,110

Six months ended June 30, 2025	$582	$1,383	$(928)	$1,037
Six months ended June 30, 2024	$567	$1,528	$(985)	$1,110

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.7 million at June 30, 2025 and $3.5 million at December 31, 2024, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.6 million at both June 30, 2025 and at December 31, 2024.

The following table presents changes in our contract liabilities during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended June 30, 2025	$5,134	$2,429	$(1,829)	$5,734
Three months ended June 30, 2024	$5,158	$2,544	$(1,839)	$5,863

Six months ended June 30, 2025	$3,524	$5,872	$(3,662)	$5,734
Six months ended June 30, 2024	$3,443	$6,233	$(3,813)	$5,863

Customer advance deposits
Three months ended June 30, 2025	$1,647	$117	$(115)	$1,649
Three months ended June 30, 2024	$1,311	$726	$(725)	$1,312

Six months ended June 30, 2025	$1,565	$622	$(538)	$1,649
Six months ended June 30, 2024	$1,223	$1,209	$(1,120)	$1,312

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

Property and equipment at June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Land and land improvements	$17,071	$17,071
Buildings and improvements	54,752	54,673
Machinery and equipment	10,402	9,866
Office furniture and fixtures	10,630	10,568
Vehicles	1,125	1,065
Construction in progress	1,382	1,136
	95,362	94,379
Less accumulated depreciation and amortization	(40,779)	(38,797)
Property and equipment, net	$54,583	$55,582

At June 30, 2025, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first six months of 2025 and 2024, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 3.5 years. The weighted average remaining lease term on operating leases was approximately 3.1 years and 4.0 years at June 30, 2025 and December 31, 2024, respectively.

During the first six months of both 2025 and 2024 the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases.

Leased property and associated obligations under operating leases at June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$1,269	$1,383

Current portion of obligations under operating leases	$364	$365
Long-term portion of obligations under operating leases	905	1,018
Total obligations under operating leases	$1,269	$1,383

The weighted average discount rate on operating leases was 6.7 % and 6.6% at June 30, 2025 and December 31, 2024.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At June 30, 2025 there were approximately 28.3 years remaining on the golf course and related facilities finance lease. At December 31, 2024 there were approximately 28.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $1.2 million and $0.8 million at June 30, 2025 and December 31, 2024, respectively.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At June 30, 2025, the vehicles, golf course maintenance equipment and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.5 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.8 years at both June 30, 2025 and December 31, 2024.

Leased property and associated obligations under finance leases at June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Leased property under finance leases	$13,784	$13,554
Less accumulated amortization	(7,860)	(7,907)
Leased property under finace leases, net	$5,924	$5,647

Current portion of obligations under finance leases	$278	$201
Long-term portion of obligations under finance leases	1,022	707
Total obligations under finance leases	$1,300	$908

The weighted average discount rate on finance leases was 7.2% at June 30, 2025 and 7.8% at December 31, 2024.

For the three and six months ended June 30, 2025 and 2024, components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost:
Rental expense	$175	$155	$226	$223

Finance lease cost:
Depreciation expense	$121	$133	$268	$270
Interest expense	19	9	33	29
Total finance lease cost	$140	$142	$301	$299

For the twelve months ending June 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2026	$362	$438	$800
2027	337	395	732
2028	296	292	588
2029	231	201	432
2030	115	109	224
Thereafter	344	-	344
Total lease payments	1,685	1,435	3,120
Less: imputed interest	385	166	551
Total	1,300	1,269	2,569
Less: current portion of obligations under leases	278	364	642
Long-term portion of obligations under leases	$1,022	$905	$1,927

Note 8. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For both the three and six months ended June 30, 2025 and 2024, the weighted average number of common shares outstanding was 3,899,431.

Diluted net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing net loss attributable to Avalon Holdings Corporation common shareholders by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. Weighted common equivalent shares, if any included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option.

For the both the three and six months ended June 30, 2025 and 2024 there were no outstanding options. Therefore, no weighted common equivalent shares are included in the calculation, thus, no dilution.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. The balance of “Restricted Cash” is $9.0 million at both June 30, 2025 and December 31, 2024, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. .

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at June 30, 2025 and December 31, 2024.

The Company capitalized approximately $0.6 million of debt issuance costs in connection with the 2022 Term Loan Agreement in accordance with ASC Subtopic 470-50, Debt-Modifications and Extinguishments. The Company is amortizing these costs over the life of the 2022 Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Wesbanco Bank (formerly Premier Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 23, 2024, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2026. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At June 30, 2025 and December 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement. At June 30, 2025 and December 31, 2024, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2025, the interest rate on the Line of Credit Agreement was 7.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

Obligations under the Company’s debt agreements at June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,347	$(409)	$28,938
Less current portion	654	(60)	594
Long-term debt	$28,693	$(349)	$28,344

	December 31, 2024
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,660	$(439)	$29,221
Less current portion	635	(60)	575
Long-term debt	$29,025	$(379)	$28,646

For the twelve months ending June 30, future maturities of long-term debt are as follows (in thousands):

2026	$654
2027	3,894
2028	737
2029	782
2030	831
Thereafter	25,649
Total	$32,547

Note 10. Income Taxes

During the three months ended June 30, 2025, net income attributable to Avalon Holdings Corporation shareholders was $0.3 million compared to net income attributable to Avalon Holdings Corporation shareholders of $1.0 million during the three months ending June 30, 2024. During the six months ended June 30, 2025, a net loss attributable to Avalon Holdings Corporation shareholders was $1.2 million compared to a net loss attributable to Avalon Holdings Corporation shareholders of $25,000 during the six months ended June 30, 2024. Avalon recorded a state income tax provision in both the three and six month periods ended June 30, 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal and state net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates after its enactment date. The Company does not expect the tax law changes will have a material impact on its financial position, results of operations or financial disclosure.

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

At March 31, 2024, all options to purchase shares granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, all remaining shares previously granted expired. At June 30, 2025 and 2024 there are no outstanding options.

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

There were no compensation costs for the three and six months ending June 30, 2025 and 2024. As of June 30, 2025, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center, a med spa and dermatology center. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three and six months ending June 30, 2025 and 2024, no one customer accounted for more than 10% of the consolidated net operating revenues to external customers.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three months ending June 30, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$9,742	$10,510	$-	$20,252

Expenses
Cost of operations	(7,489)	(8,595)	-	(16,084)
Selling, general and administrative	(1,176)	(470)	(807)	(2,453)
Depreciation and amortization	(48)	(874)	(43)	(965)
Interest expense, net	(7)	(10)	(493)	(510)
Income (loss) before taxes	$1,022	$561	$(1,343)	$240

	Three months ending June 30, 2024
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$12,220	$10,837	$-	$23,057

Expenses
Cost of operations	(9,527)	(8,426)	-	(17,953)
Selling, general and administrative	(1,305)	(529)	(820)	(2,654)
Depreciation and amortization	(49)	(907)	(46)	(1,002)
Interest expense, net	(28)	(8)	(485)	(521)
Income (loss) before taxes	$1,311	$967	$(1,351)	$927

	Six months ending June 30, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$19,419	$16,901	$-	$36,320

Expenses
Cost of operations	(15,071)	(14,705)	-	(29,776)
Selling, general and administrative	(2,426)	(1,127)	(1,457)	(5,010)
Depreciation and amortization	(96)	(1,752)	(87)	(1,935)
Interest expense, net	(13)	(28)	(979)	(1,020)
Income (loss) before taxes	$1,813	$(711)	$(2,523)	$(1,421)

	Six months ending June 30, 2024
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$24,690	$17,225	$-	$41,915

Expenses
Cost of operations	(19,424)	(14,324)	-	(33,748)
Selling, general and administrative	(2,710)	(1,110)	(1,431)	(5,251)
Depreciation and amortization	(95)	(1,787)	(100)	(1,982)
Interest expense, net	(12)	(17)	(999)	(1,028)
Other	7	-	-	7
Income (loss) before taxes	$2,456	$(13)	$(2,530)	$(87)

	June 30,	December 31,
	2025	2024
Identifiable assets:
Waste management services	$36,567	$35,100
Golf and related operations	63,637	62,500
Corporate	62,962	64,247
Subtotal	163,166	161,847
Elimination of intersegment receivables	(75,111)	(75,661)
Total	$88,055	$86,186

In comparing total assets at June 30, 2025 with those at December 31, 2024, the increase in the total assets of the waste management services segment of approximately $1.5 million was primarily a result intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $1.1 million was primarily due to an increase in accounts receivable, inventory and capital expenditures associated with The Grand Resort, partially offset by current year depreciation on property and equipment. The increase in corporate total assets of approximately $1.3 million was primarily due to an increase in both operating cash and intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At June 30, 2025 and December 31, 2024, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $22,000 and $11,000, respectively. During the six months ended June 30, 2025 and 2024, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $90,000 and $37,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $0.4 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $0.4 million from accredited investors in August 2021. In March 2022, both Avalon and accredited investors made additional capital contributions of $0.1 million, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both June 30, 2025 and December 31, 2024.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $4,000 and $36,000, respectively. During the six months ended June 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $67,000 and $85,000, respectively.

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

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $37,000 and $24,000, respectively. During the six months ended June 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $93,000 and $24,000, respectively

Note 15. Injection Wells Suspension

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

On September 9, 2024 the 11th Appellate District Court in Trumbull County rendered a non-unanimous decision on remand.  The decision denied the Company’s categorical regulatory takings claim, but found for the Company on its partial regulatory takings claim.  The decision limited damages due to the Company, and the Company subsequently appealed the Appellate Court’s decision to the Supreme Court of Ohio based on errors regarding the court’s interpretation of Ohio law and abuse of discretion grounds.  The Chief of the Division also cross-appealed the Appellate Court’s decision to the Supreme Court.  Oral arguments are scheduled for August 20, 2025.

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

The Company’s former counsel did not file a copy of notice to appeal to the Franklin County Court within 30-days of the Commission’s decision.  The Division motioned that court for dismissal of the appeal on August 19, 2022 for not perfecting the appeal.  The Franklin County Court of Common Pleas granted that motion on October 31, 2024.  On November 26, 2024, the Company appealed that dismissal to the 10th Appellate District Court in Franklin County.  On May 23, 2025, the Appellate Court affirmed the dismissal.  On July 2, 2025, the Company appealed the Appellate Court’s decision to the Supreme Court of Ohio, and awaits proceedings.

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

Liquidity and Capital Resources

For the six months ended June 30, 2025, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. The balance of “Restricted Cash” is $9.0 million at both June 30, 2025 and December 31, 2024, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. .

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at June 30, 2025 and December 31, 2024.

The Company capitalized approximately $0.6 million of debt issuance costs in connection with the 2022 Term Loan Agreement in accordance with ASC Subtopic 470-50, Debt-Modifications and Extinguishments. The Company is amortizing these costs over the life of the 2022 Term Loan Agreement. In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, these costs are presented in the Condensed Consolidated Balance Sheets as a direct reduction from the carrying amount of the term loan liability

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Wesbanco Bank (formerly Premier Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 23, 2024, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2026. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At June 30, 2025 and December 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement. At June 30, 2025 and December 31, 2024, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At June 30, 2025, the interest rate on the Line of Credit Agreement was 7.75%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

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

Capital Expenditures

During both the six months ended June 30, 2025 and 2024, Avalon incurred and paid to vendors capital expenditures in the amount of $0.7 million. For the six months ended June 30, 2025 expenditures primarily related to the remodeling of The Grand Resort. For the six months ended June 30, 2024 expenditures primarily relate to the continued renovation of The Grand Resort and Avalon Dermatology, LLC.

In 2025 and 2024, certain hotel rooms at The Grant Resort and other areas of the facility were in the process of being remodeled. Avalon’s aggregate capital expenditures in 2025 are expected to be in the range of $2.5 million to $3.5 million. Capital expenditures principally relate to hotel room remodeling at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account and cash generated from operations.

Working Capital

At June 30, 2025 and December 31, 2024, there was a working capital deficit of approximately $1.7 million and $0.9 million, respectively. Working capital was negatively impacted by an increase in deferred membership dues revenue, accounts payable and accrued payroll. The negative impact was partially offset by an increase in cash, accounts receivable, unbilled membership dues receivable and inventory.

Accounts receivable increased to $9.9 million at June 30, 2025 compared with $8.6 million at December 31, 2024. Accounts receivable related to the golf and related operations segment increased approximately $1.3 million at June 30, 2025 compared to December 31, 2024 due to the associated timing of annual membership renewals. Accounts receivable related to our waste management services segment remained the same at June 30, 2025 compared with December 31, 2024.

Unbilled membership dues receivable was approximately $1.0 million at June 30, 2025 compared to $0.6 million at December 31, 2024. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.8 million at June 30, 2025 compared to $1.6 million at December 31, 2024. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $7.7 million at June 30, 2025 compared to $7.1 million at December 31, 2024. Accounts payable related to our golf and related operations increased $1.1 million at June 30, 2025 compared to December 31, 2024, due to an increase in golf operations along with associated timing of vendor payments in the ordinary course of business. Accounts payable related to the waste management segment decreased $0.5 million due to a decrease in business along with the associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.7 million at June 30, 2025 compared to $3.5 million at December 31, 2024. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals.

Accrued payroll and other compensation was approximately $1.5 million at June 30, 2025 compared to $1.1 million at December 31, 2024. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our golf and related operations.

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

Performance in the second quarter of 2025 compared with the second quarter of 2024

Overall Performance

Net operating revenues decreased to $20.3 million in the second quarter of 2025 compared with $23.1 million in the second quarter of 2024. Net operating revenues of the waste management services segment were approximately $9.7 million in the second quarter of 2025 compared to $12.2 million in the second quarter of 2024. The decrease in net operating revenues of the waste management services segment was primarily a result of a decrease event work projects during the second quarter of 2025 compared to the second quarter of 2024. Net operating revenues of the golf and related operations segment were approximately $10.5 million in the second quarter of 2025 compared to $10.8 million in the second quarter of 2024. The decrease in net operating revenues of the golf and related operations was a result of poor weather conditions which adversely affected both The Grand Resort and the country clubs during the second quarter of 2025 compared to the second quarter of 2024.

Total cost of operations related to the waste management services segment decreased to $7.5 million in the second quarter of 2025 compared with $9.5 million in the second quarter of 2024. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $8.6 million in the second quarter of 2025 compared to $8.4 million in the second quarter of 2024. The increase in costs is primarily a result of an increase in utility costs and overall operating expenditures compared to the prior period.

Depreciation and amortization expense was approximately $1.0 million in both the second quarter of 2025 and 2024, respectively.

Consolidated selling, general and administrative expenses were approximately $2.5 million in the second quarter of 2025 compared to $2.7 million in the second quarter of 2024. The decrease was primarily a result of a decrease in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $0.5 million in both the second quarter of 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.26%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.3 million, or $0.07 per share, in the second quarter of 2025 compared with net income attributable to Avalon Holdings Corporation common shareholders of $1.0 million, or $0.24 per share, in the second quarter of 2024. Avalon recorded a state income tax provision in both the second quarters of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services were approximately $9.7 million in the second quarter of 2025 compared with $12.2 million in the second quarter of 2024. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $8.9 million in the second quarter of 2025 compared to $11.4 million in the second quarter of 2024. Continuous work in the waste disposal brokerage business increased by approximately $0.4 million between periods. Net operating revenues related to continuous work were approximately $6.6 million in the second quarter of 2025 compared with $6.2 million in the second quarter of 2024. In addition, event work net operating revenues related to multiple projects decreased by approximately $2.9 million during second quarter of 2025 when compared to second quarter of 2024. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $2.3 million in the second quarter of 2025 compared with $5.2 million in the second quarter of 2024.

The net operating revenues of the captive landfill management operations were approximately $0.8 million in both the second quarter of 2025 and 2024. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment were approximately $7.5 million in the second quarter of 2025 compared with $9.5 million in the second quarter of 2024. The decrease in the cost of operations between periods for the waste management segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 23% in the second quarter of 2025 compared to 22% in the second quarter of 2024. The increase in the overall gross margin percentage was primarily attributable to the higher gross profit generated from event work projects during second quarter of 2025.

Income before income taxes for the waste management services segment was approximately $1.0 million in the second quarter of 2025 compared to $1.3 million in the second quarter of 2024. Income before income taxes of the waste brokerage and management services business was approximately $1.0 million in the second quarter of 2025 compared to $1.3 million in the second quarter of 2024. The decrease in income before income taxes was primarily attributable to an decrease in net operating revenues during the second quarter of 2025 compared to the second quarter of 2024. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the second quarter of 2025 and 2024. During both the second quarter of 2025 and 2024, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $10.5 million in the second quarter of 2025 compared to $10.8 million in the second quarter of 2024. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel which provides lodging, dining, banquet and conference facilities and other resort related amenities and a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $3.8 million in the second quarter of 2025 compared to $4.0 million in the second quarter of 2024. Food, beverage and merchandise sales decreased between periods as a result of a decrease in business activity at both The Grand Resort and country clubs.

Other golf and related operation revenues was approximately $6.8 million in both the second quarter of 2025 and second quarter of 2024. Membership dues revenue was approximately $1.8 million in both the second quarter of 2025 and 2024. Net operating revenues related to room rental were approximately $2.0 million in the second quarter of 2025 compared to $2.1 million in the second quarter of 2024. The decrease in room revenue was a result of lower occupancy when compared to the prior period. Greens fees and associated cart rentals were approximately $1.1 million in the second quarter of 2025 compared to $1.2 million in the second quarter of 2024. The decrease in green fees and associated cart rental was a result of fewer rounds played due to poor weather conditions in the second quarter of 2025 compared to the second quarter of 2024. Other revenues consisting of athletic, fitness, salon dermatology and spa related activities were approximately $1.9 million in the second quarter of 2025 compared to $1.7 million in the second quarter of 2024.

Total cost of operations for the golf and related operations segment were $8.6 million in the second quarter of 2025 compared with $8.4 million in the second quarter of 2024. Cost of food, beverage and merchandise was approximately $1.7 million in both the second quarter of 2025 and second quarter of 2024. The cost of food, beverage and merchandise sales was approximately 46% of associated revenue in the second quarter of 2025 compared to 42% in the second quarter of 2024. Golf and related operations operating costs increased to approximately $6.9 million in the second quarter of 2025 compared with $6.7 million in the second quarter of 2024. The increase in operating costs between periods is primarily related to an increase in utility and operating costs in the second quarter of 2025 compared to the second quarter of 2024.

The golf and related operations recorded income before income taxes of $0.6 million in the second quarter of 2025 compared with income before income taxes of $1.0 million in the second quarter of 2024. The change between periods was primarily a result of a decrease in business activity mainly attributed to adverse weather condition in the second quarter of 2025 compared to the second quarter of 2024.

General Corporate Expenses

General corporate expenses were $0.9 million in both the second quarter of 2025 and second quarter of 2024. The decrease is mainly attributed to lower corporate overhead compared to the prior period.

Interest Expense

Interest expense was approximately $0.5 million in both second quarter of 2025 and second quarter of 2024. During the three months ended June 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.26%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.3 million in the second quarter of 2025 compared to net income attributable to Avalon Holdings Corporation common shareholders of $1.0 million in the second quarter of 2024. Avalon recorded a state income tax provision in both the second quarter of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first six months of 2025 compared with the first six months of 2024

Overall Performance

Net operating revenues decreased to $36.3 million in the first six months of 2025 compared with $41.9 million in the first six months of 2024. Net operating revenues of the waste management services segment were approximately $19.4 million in the first six months of 2025 compared to $24.7 million in the first six months of 2024. The decrease in net operating revenues of the waste management services segment was a primarily a result of a decrease in event work during the first six months of 2025 compared to the first six months of 2024. Net operating revenues of the golf and related operations segment were approximately $16.9 million in the first six months of 2025 compared to $17.2 million in the first six months of 2024. The decrease in net operating revenues of the golf and related operations was a result of poor weather conditions which adversely affected both The Grand Resort and the country clubs during the first six months of 2025 compared to the first six months of 2024.

Total cost of operations related to the waste management services segment decreased to $15.1 million in the first six months of 2025 compared with $19.4 million in the first six months of 2024. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $14.7 million in the first six months of 2025 compared to $14.3 million in the first six months of 2024. The increase in costs is primarily a result of an increase in utility costs and overall operating expenditures compared to the prior period.

Depreciation and amortization expense was approximately $1.9 million in the first six months of 2025 compared to $2.0 million in the first six months of 2024. The decrease is due to the lower depreciable asset base compared to the prior period.

Consolidated selling, general and administrative expenses were approximately $5.0 million in the first six months of 2025 compared to $5.3 million in the first six months of 2024. The decrease was primarily a result of a decrease in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $1.0 million in both the first six months of 2025 and the first six months of 2024. During the six months ended June 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.2 million, or $0.31 per share, in the first six months of 2025 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $25,000, or $0.01 per share, in the first six months of 2024.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $19.4 million in the first six months of 2025 compared with $24.7 million in the first six months of 2024.

The net operating revenues of the waste disposal brokerage and management services business were approximately $17.7 million in the first six months of 2025 compared to $23.2 million in the first six months of 2024. Continuous work of the waste disposal brokerage business decreased by approximately $0.4 million between periods. Net operating revenues related to continuous work were approximately $12.4 million in the first six months of 2025 compared with $12.8 million in the first six months of 2024. Event work net operating revenues related to multiple projects decreased by approximately $5.1 million during first six months of 2025 when compared to first six months of 2024. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $5.3 million in the first six months of 2025 compared with $10.4 million in the first six months of 2024.

The net operating revenues of the captive landfill management operations were approximately $1.7 million in the first six months of 2025 compared to $1.5 million in the first six months of 2024. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment increased to $15.1 million in the first six months of 2025 compared with $19.4 million in the first six months of 2024. The decrease in the cost of operations between periods for the waste management segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 22% in the first six months of 2025 compared to 21% in the first six months of 2024. The increase in the overall gross margin percentage was primarily attributable to the increase in gross profit generated from continuous work during first six months of 2025.

Income before income taxes for the waste management services segment was approximately $1.8 million in the first six months of 2025 compared to $2.5 million in the first six months of 2024. Income before income taxes of the waste brokerage and management services business was approximately $1.6 million in the first six months of 2025 compared to $2.4 million in the first six months of 2024. The decrease in income before income taxes was primarily attributable to a decrease in event work projects during the first six months of 2025 compared to the first six months of 2024. Income before income taxes of the captive landfill operations were approximately $0.3 million for the first six months of both 2025 compared to $0.2 million for the first six months of 2024. During both the first six months of 2025 and 2024, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $16.9 million in the first six months of 2025 compared to $17.2 million in the first six months of 2024.

Food, beverage and merchandise sales were approximately $5.8 million in both the first six months of 2025 compared to $6.0 million in the first six months of 2024. Food, beverage and merchandise sales decreased between periods as a result of a decrease in business activity at both The Grand Resort and country clubs.

Other net operating revenues related to the golf and related operations were approximately $11.1 million in the first six months of 2025 compared to $11.2 million in the first six months of 2024. Membership dues revenue was approximately $3.7 million in the first six months of 2025 compared to $3.8 million in the first six months of 2024. The decrease in membership dues revenue was attributable to a decrease in members compared to the prior period. Net operating revenues related to room rental was approximately $3.1 million in the first six months of 2025 compared to $3.0 million in the first six months of 2024. The increase in room revenue was a result of an increase in average room rates when compared to the prior period. Other revenues consisting of athletic, fitness, salon, dermatology and spa related activities were approximately $3.2 million in both the first six months of 2025 and first six months of 2024. Greens fees and associated cart rentals were approximately $1.1 million in the first six months of 2025 compared to $1.2 million in the first six months of 2024. The decrease in green fees and associated cart rental was a result of fewer rounds played due to poor weather conditions during the first six months of 2025 compared to the first six months of 2024. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2025 and 2024.

Total cost of operations for the golf and related operations segment were $14.7 million in the first six months of 2025 compared with $14.3 million in the first six months of 2024. Cost of food, beverage and merchandise was approximately $2.7 million in both the first six months of 2025 and the first six months of 2024. The cost of food, beverage and merchandise sales was approximately 47% of associated revenue in the first six months of 2025 compared to 45% in the first six months of 2024. Golf and related operations operating costs increased to approximately $12.0 million in the first six months of 2025 compared with $11.6 million in the first six months of 2024. The increase in operating costs between periods, primarily related to an increase in utility and operating costs in the first six months of 2025 compared to the first six months of 2024.

The golf and related operations recorded a net loss before income taxes of $0.7 million in the first six months of 2025 compared with a net loss before income taxes of $13,000 in the first six months of 2024. The change between periods was primarily a result of a decrease in membership dues revenue, food beverage and merchandise revenue, coupled with an increase in utility and overall operating costs. The ability to attract new members and retain members is very important to the success of the golf and related operations segment. Avalon is continually using different marketing strategies to attract and retain members, such as local television advertising and/or various membership promotions. A significant decline in members could adversely impact the financial results of the golf and related operations segment.

General Corporate Expenses

General corporate expenses were $1.5 million in both the first six months of 2025 and the first six months of 2024. The decrease is mainly attributed to lower corporate overhead compared to the prior period.

Interest Expense

Interest expense was approximately $1.0 million for both the first six months in 2025 and the first six months of 2024. During the six months ended June 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.27%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.2 million in the first six months of 2025 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $25,000 in the first six months of 2024. Avalon recorded a state income tax provision in both the first six months of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income (loss) before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On September 9, 2024 the 11th Appellate District Court in Trumbull County rendered a non-unanimous decision on remand.  The decision denied the Company’s categorical regulatory takings claim, but found for the company on its partial regulatory takings claim.  The decision limited damages due to the Company, and the Company subsequently appealed the Appellate Court’s decision to the Supreme Court of Ohio based on errors regarding the court’s interpretation of Ohio law and abuse of discretion grounds.  The Chief of the Division also cross-appealed the Appellate Court’s decision to the Supreme Court.  Oral arguments are scheduled for August 20, 2025.

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

The Company’s former counsel did not file a copy of notice to appeal to the Franklin County Court within 30-days of the Commission’s decision.  The Division motioned that court for dismissal of the appeal on August 19, 2022 for not perfecting the appeal.  The Franklin County Court of Common Pleas granted that motion on October 31, 2024.  On November 26, 2024, the Company appealed that dismissal to the 10th Appellate District Court in Franklin County.  On May 23, 2025, the Appellate Court affirmed the dismissal.  On July 2, 2025, the Company appealed the Appellate Court’s decision to the Supreme Court of Ohio, and awaits proceedings.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 8, 2025, Avalon reported the voting results from the Annual Meeting held on May 7, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: August 8, 2025	By: /s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)