Form 10-Q
period 2025-09-30
AVALON HOLDINGS CORP
filed 2025-11-07
CIK 1061069

2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 7, 2025.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net operating revenues:
Waste management services	$12,918	$11,461	$32,338	$36,151
Food, beverage and merchandise sales	4,553	4,615	10,337	10,622
Other golf and related operations	8,275	8,159	19,392	19,377
Total golf and related operations	12,828	12,774	29,729	29,999
Total net operating revenues	25,746	24,235	62,067	66,150

Costs and expenses:
Waste management services operating costs	10,259	8,949	25,330	28,372
Cost of food, beverage and merchandise	1,958	2,010	4,688	4,717
Golf and related operations operating costs	7,425	7,308	19,401	18,925
Depreciation and amortization expense	932	975	2,867	2,957
Selling, general and administrative expenses	2,826	2,719	7,835	7,970
Operating income	2,346	2,274	1,946	3,209

Other income (expense):
Interest expense, net	(512)	(502)	(1,532)	(1,531)
Other income, net	-	-	-	7
Income before income taxes	1,834	1,772	414	1,685

Provision for income taxes	45	42	100	126
Net income	1,789	1,730	314	1,559

Less net loss attributable to non-controlling interest in subsidiaries	(113)	(110)	(363)	(256)
Net income attributable to Avalon Holdings Corporation common shareholders	$1,902	$1,840	$677	$1,815

Income per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income per share	$0.49	$0.47	$0.17	$0.47

Weighted average shares outstanding - basic	3,899	3,899	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$4,551	$2,803
Accounts receivable, less allowance for credit losses	12,498	8,595
Unbilled membership dues receivable	814	582
Inventories	1,686	1,558
Prepaid expenses	606	1,003
Other current assets	15	15
Total current assets	20,170	14,556

Property and equipment, net	54,454	55,582
Property and equipment under finance leases, net	6,230	5,647
Operating lease right-of-use assets	1,078	1,383
Restricted cash	8,699	8,958
Noncurrent deferred tax asset	27	27
Other assets, net	28	33
Total assets	$90,686	$86,186

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$604	$575
Current portion of obligations under finance leases	362	201
Current portion of obligations under operating leases	363	365
Accounts payable	9,605	7,116
Accrued payroll and other compensation	1,731	1,064
Accrued taxes	638	594
Deferred membership dues revenue	4,587	3,524
Other liabilities and accrued expenses	2,005	2,024
Total current liabilities	19,895	15,463

Long-term debt, net of current portion	28,190	28,646
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	1,220	707
Obligations under operating leases, net of current portion	715	1,018
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(20,534)	(21,211)
Total Avalon Holdings Corporation Shareholders' Equity	38,711	38,034
Non-controlling interest in subsidiaries	(1,345)	(982)
Total equity	37,366	37,052
Total liabilities and equity	$90,686	$86,186

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2025

							Total	Non-
	Common Stock						Avalon	controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at July 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,436)	$36,809	$(1,232)	$35,577

Net Income (loss)	-	-	-	-	-	1,902	1,902	(113)	1,789

Balance at September 30, 2025	3,287,647	611,784	$33	$6	$59,206	$(20,534)	$38,711	$(1,345)	$37,366

	For the Three Months Ended September 30, 2024

							Total	Non-
	Common Stock						Avalon	controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,554)	$36,691	$(762)	$35,929

Net Income (loss)	-	-	-	-	-	1,840	1,840	(110)	1,730

Balance at September 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(20,714)	$38,531	$(872)	$37,659

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2025

							Total	Non-
	Common Stock						Avalon	controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(21,211)	$38,034	$(982)	$37,052

Net Income (loss)	-	-	-	-	-	677	677	(363)	314

Balance at September 30, 2025	3,287,647	611,784	$33	$6	$59,206	$(20,534)	$38,711	$(1,345)	$37,366

	For the Nine Months Ended September 30, 2024

							Total	Non-
	Common Stock						Avalon	controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2024	3,287,647	611,784	$33	$6	$59,206	$(22,529)	$36,716	$(616)	$36,100

Net Income (loss)	-	-	-	-	-	1,815	1,815	(256)	1,559

Balance at September 30, 2024	3,287,647	611,784	$33	$6	$59,206	$(20,714)	$38,531	$(872)	$37,659

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$314	$1,559
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	2,867	2,957
Amortization of debt issuance costs	45	45
Provision for losses on accounts receivable	83	23
Gain on disposal of equipment	-	(7)
Change in operating assets and liabilities:
Accounts receivable	(3,986)	(527)
Unbilled membership dues receivable	(232)	(278)
Inventories	(128)	(51)
Prepaid expenses	397	436
Other assets, net	5	1
Accounts payable	2,385	(2,002)
Accrued payroll and other compensation	667	473
Accrued taxes	44	21
Deferred membership dues revenue	1,063	1,228
Other liabilities and accrued expenses	(19)	74
Net cash provided by operating activities	3,505	3,952

Cash flows from investing activities:
Capital expenditures	(1,283)	(1,705)
Proceeds from disposal of equipment	-	7
Net cash used in investing activities	(1,283)	(1,698)

Cash flows from financing activities:
Principal payments on term loan facilities	(472)	(445)
Principal payments on finance lease obligations	(261)	(174)
Net cash used in financing activities	(733)	(619)

Increase in cash, cash equivalents and restricted cash	1,489	1,635
Cash, cash equivalents and restricted cash at beginning of period	11,761	11,452
Cash, cash equivalents and restricted cash at end of period	$13,250	$13,087

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$104	$25
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$-	$684
Finance lease obligation incurred	$935	$201

Cash paid during the period for interest	$1,576	$1,645
Cash paid during the period for income taxes	$7	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Note 3. Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

In December 2023, The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024 (calendar year 2025). The Company does not expect the adoption to have a material impact on the Company’s financial position, results of operations or financial disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of electing the practical expedient under ASU 2025-05.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Condensed Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund costs associated with the renovation and expansion of The Grand Resort and Avalon Field Club at New Castle. The project fund account will also be utilized with necessary remodeling during the term of the loan agreement and is classified as long-term and in accordance with the provisions of the loan and security agreement (See Note 9).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets of which the sum total equal amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$4,551	$2,803
Restricted cash	8,699	8,958
Cash, cash equivalents and restricted cash	$13,250	$11,761

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025 and 2024, the net operating revenues related to waste management services represented approximately 50% and 47%, respectively, of Avalon’s total consolidated net operating revenues. Net operating revenues related to waste management services represented approximately 52% and 55%, respectively of Avalon’s total consolidated net operating revenues for the nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, the net operating revenues related to the golf and related operations represented approximately 50% and 53%, respectively, of Avalon’s total consolidated net operating revenues. For both of the nine months ended September 30, 2025 and 2024, the net operating revenues related to the golf and related operations represented approximately 48% and 45%, respectively of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2025 and 2024, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2025 and 2024 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Waste management and brokerage services	$12,156	$10,752	$29,821	$33,976
Captive landfill management operations	762	709	2,517	2,175
Total waste management services revenues	12,918	11,461	32,338	36,151
Food, beverage and merchandise sales	4,553	4,615	10,337	10,622
Membership dues revenue	1,770	1,801	5,431	5,614
Room rental revenue	2,870	2,846	5,974	5,893
Greens fees and cart rental revenue	1,911	1,784	3,030	3,022
Salon and spa services	936	1,015	2,865	2,805
Fitness and tennis lesson revenue	51	55	160	243
Other revenue	737	658	1,932	1,800
Total golf and related operations revenue	12,828	12,774	29,729	29,999
Total net operating revenues	$25,746	$24,235	$62,067	$66,150

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2025 and December 31, 2024, accounts receivable, net, related to our waste management services segment were approximately $10.6 million and $7.5 million, respectively. At September 30, 2025, one customer accounted for 22% of total consolidated receivables and 26% of the waste management services segment’s receivables. At December 31, 2024 one customer accounted for 12% consolidated receivables and 14% of the waste management service’s segment’s receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.9 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively. No one customer of the golf and related operations segment accounted for more than 10% of consolidated receivables or more than 10% of Avalon’s golf and related operations segment at September 30, 2025 or December 31, 2024.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million at both September 30, 2025 and December 31, 2024.

The following table presents changes in our allowance for credit losses during the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended September 30, 2025	$260	$38	$(13)	$285
Three months ended September 30, 2024	$254	$8	$(10)	$252

Nine months ended September 30, 2025	$260	$83	$(58)	$285
Nine months ended September 30, 2024	$260	$23	$(31)	$252

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at September 30, 2025 and $0.6 million at December 31, 2024.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2025	$1,037	$227	$(450)	$814
Three months ended September 30, 2024	$1,110	$219	$(484)	$845

Nine months ended September 30, 2025	$582	$1,610	$(1,378)	$814
Nine months ended September 30, 2024	$567	$1,747	$(1,469)	$845

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.6 million at September 30, 2025 and $3.5 million at December 31, 2024, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.5 million at September 30, 2025 and $1.6 million at December 31, 2024.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2025	$5,734	$623	$(1,770)	$4,587
Three months ended September 30, 2024	$5,863	$609	$(1,801)	$4,671

Nine months ended September 30, 2025	$3,524	$6,494	$(5,431)	$4,587
Nine months ended September 30, 2024	$3,443	$6,842	$(5,614)	$4,671

Customer advance deposits
Three months ended September 30, 2025	$1,649	$708	$(884)	$1,473
Three months ended September 30, 2024	$1,311	$853	$(859)	$1,305

Nine months ended September 30, 2025	$1,565	$1,330	$(1,422)	$1,473
Nine months ended September 30, 2024	$1,223	$2,062	$(1,980)	$1,305

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

Property and equipment at September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Land and land improvements	$17,071	$17,071
Buildings and improvements	54,865	54,673
Machinery and equipment	10,905	9,866
Office furniture and fixtures	11,829	10,568
Vehicles	1,127	1,065
Construction in progress	202	1,136
	95,999	94,379
Less accumulated depreciation and amortization	(41,545)	(38,797)
Property and equipment, net	$54,454	$55,582

At September 30, 2025, the Company did not have any significant fixed contractual commitments for construction projects.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2025 and 2024, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.0 years. The weighted average remaining lease term on operating leases was approximately 2.7 years and 4.0 years at September 30, 2025 and December 31, 2024, respectively.

During the first nine months of 2025, the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases. During the first nine months of 2024, the Company entered into a new operating lease agreement for golf carts and GPS equipment. During the first nine months of 2024, the Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $684,000.

Leased property and associated obligations under operating leases at September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$1,078	$1,383

Current portion of obligations under operating leases	$363	$365
Long-term portion of obligations under operating leases	715	1,018
Total obligations under operating leases	$1,078	$1,383

The weighted average discount rate on operating leases was 6.7% and 6.6% at September 30, 2025 and December 31, 2024, respectively.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2025 there were approximately 28.1 years remaining on the golf course and related facilities finance lease. At December 31, 2024 there were approximately 28.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $1.6 million and $0.8 million at September 30, 2025 and December 31, 2024, respectively.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2024, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.9 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 4.0 and 3.8 years at September 30, 2025 and December 31, 2024.

Leased property and associated obligations under finance leases at September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Leased property under finance leases	$14,237	$13,554
Less accumulated amortization	(8,007)	(7,907)
Leased property under finance leases, net	$6,230	$5,647

Current portion of obligations under finance leases	$362	$201
Long-term portion of obligations under finance leases	1,220	707
Total obligations under finance leases	$1,582	$908

The weighted average discount rate on finance leases was 6.7% at September 30, 2025 and 7.8% at December 31, 2024.

For the three and nine months ended September 30, 2025 and 2024, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost:
Rental expense	$239	$257	$465	$480

Finance lease cost:
Depreciation expense	$148	$161	$416	$431
Interest expense	21	12	54	41
Total finance lease cost	$169	$173	$470	$472

For the twelve months ending September 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2026	$458	$432	$890
2027	412	348	760
2028	370	248	618
2029	302	195	497
2030	113	-	113
Thereafter	345	-	345
Total lease payments	2,000	1,223	3,223
Less: imputed interest	418	145	563
Total	1,582	1,078	2,660
Less: current portion of obligations under leases	362	363	725
Long-term portion of obligations under leases	$1,220	$715	$1,935

Note 8. Basic and Diluted Net Income per Share

Basic net income per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2025 and 2024, the weighted average number of common shares outstanding was 3,899,431.

Diluted net income per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing net income attributable to Avalon Holdings Corporation common shareholders by the weighted average number of common shares outstanding plus any weighted common equivalent shares determined to be outstanding during the period using the treasury method. Weighted common equivalent shares, if any, included in the calculation are related to stock options granted by Avalon where the weighted average market price of Avalon’s common stock for the period presented is greater than the option exercise price of the stock option.

For the both the three and nine months ended September 30, 2025 and 2024 there were no outstanding options. Therefore, no weighted common equivalent shares are included in the calculation, thus, no dilution.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. The balance of “Restricted Cash” is $8.7 million and $9.0 million at September 30, 2025 and December 31, 2024, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2025 and December 31, 2024.

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

On May 31, 2018, Avalon entered into a business loan agreement with Wesbanco Bank (formerly Premier Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 24, 2025, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2027. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2025 and December 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement. At September 30, 2025 and December 31, 2024, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2025, the interest rate on the Line of Credit Agreement was 7.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.26%, respectively.

Obligations under the Company’s debt agreements at September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,188	$(394)	$28,794
Less current portion	664	(60)	604
Long-term debt	$28,524	$(334)	$28,190

	December 31, 2024
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,660	$(439)	$29,221
Less current portion	635	(60)	575
Long-term debt	$29,025	$(379)	$28,646

For the twelve months ending September 30, future maturities of long-term debt and the line of credit are as follows (in thousands):

2026	$664
2027	3,905
2028	748
2029	794
2030	843
Thereafter	25,434
Total	$32,388

Note 10. Income Taxes

During the three months ended September 30, 2025, net income attributable to Avalon Holdings Corporation shareholders was $1.9 million compared to net income attributable to Avalon Holdings Corporation shareholders of $1.8 million during the three months ending September 30, 2024. During the nine months ended September 30, 2025, net income attributable to Avalon Holdings Corporation shareholders was $0.7 million compared to a net income attributable to Avalon Holdings Corporation shareholders of $1.8 million during the nine months ended September 30, 2024. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal and state net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025.  The OBBBA contains significant tax law changes with various effective dates after its enactment date.  The Company accounted for the tax effects of the change in tax law in the period of enactment, which is the third quarter of calendar year 2025. The net impact of these tax law changes was not material to the consolidated financial statements.

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

At March 31, 2024, all options to purchase shares granted were cancelled as the options did not meet the predetermined stock price within the three years following the contractual vesting period. Additionally, all remaining shares previously granted expired. At September 30, 2025 and 2024 there are no outstanding options.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center, a med spa and dermatology center. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three and nine months ending September 30, 2025 and 2024, no one customer accounted for more than 10% of the consolidated net operating revenues to external customers.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three months ending September 30, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$12,918	$12,828	$-	$25,746
Expenses
Cost of operations	(10,259)	(9,383)	-	(19,642)
Selling, general and administrative	(1,294)	(652)	(880)	(2,826)
Depreciation and amortization	(49)	(840)	(43)	(932)
Interest expense, net	(6)	(23)	(483)	(512)
Income (loss) before taxes	$1,310	$1,930	$(1,406)	$1,834

	Three months ending September 30, 2024
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$11,461	$12,774	$-	$24,235
Expenses
Cost of operations	(8,949)	(9,318)	-	(18,267)
Selling, general and administrative	(1,213)	(648)	(858)	(2,719)
Depreciation and amortization	(52)	(879)	(44)	(975)
Interest expense, net	(7)	(7)	(488)	(502)
Income (loss) before taxes	$1,240	$1,922	$(1,390)	$1,772

	Nine months ending September 30, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$32,338	$29,729	$-	$62,067
Expenses
Cost of operations	(25,330)	(24,089)	-	(49,419)
Selling, general and administrative	(3,644)	(1,624)	(2,567)	(7,835)
Depreciation and amortization	(145)	(2,592)	(130)	(2,867)
Interest expense, net	(19)	(51)	(1,462)	(1,532)
Income (loss) before taxes	$3,200	$1,373	$(4,159)	$414

	Nine months ending September 30, 2024
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$36,151	$29,999	$-	$66,150
Expenses
Cost of operations	(28,372)	(23,642)	-	(52,014)
Selling, general and administrative	(3,848)	(1,604)	(2,518)	(7,970)
Depreciation and amortization	(147)	(2,667)	(143)	(2,957)
Interest expense, net	(19)	(24)	(1,488)	(1,531)
Other	7	-	-	7
Income (loss) before taxes	$3,772	$2,062	$(4,149)	$1,685

	September 30,	December 31,
	2025	2024
Identifiable assets:
Waste management services	$39,706	$35,100
Golf and related operations	62,469	62,500
Corporate	62,790	64,247
Subtotal	164,965	161,847
Elimination of intersegment receivables	(74,279)	(75,661)
Total	$90,686	$86,186

In comparing total assets at September 30, 2025 with those at December 31, 2024, the increase in the total assets of approximately $4.5 million is attributed to an increase in cash and cash equivalents coupled with an increase in accounts receivable generated from improved business activity in both the waste management services and golf and related operations segments, partially offset by a decrease in net property and equipment associated with the golf and related operations segment.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2025 and December 31, 2024, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During both the three months ended September 30, 2025 and 2024, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $36,000 and $11,000, respectively. During the nine months ended September 30, 2025 and 2024, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $126,000 and $49,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $0.4 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $0.4 million from accredited investors in August 2021. In March 2022, both Avalon and accredited investors made additional capital contributions of $0.1 million, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both September 30, 2025 and December 31, 2024.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended September 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $51,000 and $71,000, respectively. During the nine months ended September 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $118,000 and $155,000, respectively.

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

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended September 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $26,000 and $28,000, respectively. During the nine months ended September 30, 2025 and 2024, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $119,000 and $52,000, respectively

Note 15. Injection Wells Suspension

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

On September 9, 2024 the 11th Appellate District Court in Trumbull County rendered a non-unanimous decision on remand.  The decision denied the Company’s categorical regulatory takings claim, but found for the Company on its partial regulatory takings claim.  The decision limited damages due to the Company, and the Company subsequently appealed the Appellate Court’s decision to the Supreme Court of Ohio based on errors regarding the court’s interpretation of Ohio law and abuse of discretion grounds.  The Chief of the Division also cross-appealed the Appellate Court’s decision to the Supreme Court.  Oral arguments were held on August 20, 2025 and the Company is awaiting a decision from the high court.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company instructed its counsel to appeal the decision to the Franklin County Ohio Court of Common Please no later than August 3, 2022.

The Company’s former counsel did not file a copy of notice to appeal to the Franklin County Court within 30-days of the Commission’s decision.  The Division motioned that court for dismissal of the appeal on August 19, 2022 for not perfecting the appeal.  The Franklin County Court of Common Pleas granted that motion on October 31, 2024.  On November 26, 2024, the Company appealed that dismissal to the 10th Appellate District Court in Franklin County.  On May 23, 2025, the Appellate Court affirmed the dismissal.  On July 2, 2025, the Company appealed the Appellate Court’s decision to the Supreme Court of Ohio. The Supreme Court declined to hear the appeal. The Company filed a complaint in the Trumbull County Court of Common Pleas on August 4, 2025 seeking damages from the malpractice of the Company’s former legal counsel.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2025, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund was also utilized to fund capital expenditures.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of renovating and expanding both The Grand Resort and Avalon Field Club at New Castle. The balance of “Restricted Cash” is $8.7 million and $9.0 million at September 30, 2025 and December 31, 2024, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest. .

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2025 and December 31, 2024.

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

On May 31, 2018, Avalon entered into a business loan agreement with Wesbanco Bank (formerly Premier Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On September 24, 2025, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2027. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2025 and December 31, 2024, approximately $3.2 million was outstanding under the Line of Credit Agreement. At September 30, 2025 and December 31, 2024, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2025, the interest rate on the Line of Credit Agreement was 7.50%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.26%, respectively.

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

Capital Expenditures

During the nine months ended September 30, 2025, Avalon incurred capital expenditures of $1.4 million of which $1.3 million of such expenditures was paid to vendors during the period. During the nine months ended September 30, 2024, Avalon incurred and paid to vendors capital expenditures in the amount of $1.7 million. For the nine months ended September 30, 2024 expenditures primarily related to the continued remodeling of The Grand Resort. For the nine months ended September 30, 2024 expenditures primarily related to The Grand Resort and Avalon Dermatology, LLC.

In 2025, all hotel rooms at The Grant Resort and other areas of the facility were in the process of being remodeled. Avalon’s aggregate capital expenditures in 2025 are expected to be in the range of $1.5 million to $2.5 million. Capital expenditures primarily relate to hotel room remodeling at The Grand Resort, parking lot paving and resealing along with other building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account and cash generated from operations.

Working Capital

At September 30, 2025 working capital was approximately $0.3 million. At December 31, 2024, there was a working capital deficit of approximately $0.9 million. Working capital was positively impacted by an increase in cash and cash equivalents along with an increase in accounts receivable. The positive impact was partially offset by increases in accounts payable, deferred membership dues and accrued payroll and other compensation.

Accounts receivable increased to $12.5 million at September 30, 2025 compared with $8.6 million at December 31, 2024. Accounts receivable related to the golf and related operations segment increased approximately $0.8 million at September 30, 2025 compared to December 31, 2024 due to the associated timing of annual membership renewals. Additionally, accounts receivable related to our waste management services segment increased by approximately $3.1 million at September 30, 2025 compared with December 31, 2024 as a result of an increase in net operating revenues in the third quarter of 2025 compared to the fourth quarter of 2024.

Unbilled membership dues receivable was approximately $0.8 million at September 30, 2025 compared to $0.6 million at December 31, 2024. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.7 million at September 30, 2025 compared to $1.6 million at December 31, 2024. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $9.6 million at September 30, 2025 compared to $7.1 million at December 31, 2024. Approximately $2.0 million of the increase in accounts payable between periods was due to the waste management segment. Accounts payable related to our waste management segment increased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations increased $0.5 million at September 30, 2025 compared to December 31, 2024, due to associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.6 million at September 30, 2025 compared to $3.5 million at December 31, 2024. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals.

Accrued payroll and other compensation was approximately $1.7 million at September 30, 2025 compared to $1.1 million at December 31, 2024. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our waste management services segment.

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

Performance in the third quarter of 2025 compared with the third quarter of 2024

Overall Performance

Net operating revenues increased to $25.7 million in the third quarter of 2025 compared with $24.2 million in the third quarter of 2024. Net operating revenues of the waste management services segment were approximately $12.9 million in the third quarter of 2025 compared to $11.5 million in the third quarter of 2024. The increase in net operating revenues of the waste management services segment was mainly attributed to an increase in event work projects during the third quarter of 2025 compared to the third quarter of 2024. Net operating revenues of the golf and related operations segment were approximately $12.8 million in both the third quarter of 2025 and 2024.

Total cost of operations related to the waste management services segment increased to $10.3 million in the third quarter of 2025 compared with $8.9 million in the third quarter of 2024. The increase in the cost of operations between periods for the waste management services segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $9.4 million in the third quarter of 2025 compared to $9.3 million in the third quarter of 2024. The increase in costs is primarily a result of an increase in employee related and utility costs compared to the prior period.

Depreciation and amortization expense was approximately $0.9 million in the third quarter of 2025 compared to $1.0 million in the third quarter of 2024. The slight decrease is due to a lower depreciable basis compared to the prior period.

Consolidated selling, general and administrative expenses were approximately $2.8 million in the third quarter of 2025 compared to $2.7 million in the third quarter of 2024. The slight increase was primarily a result of increases in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $0.5 million in both the third quarter of 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.23%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $1.9 million, or $0.49 per share, in the third quarter of 2025 compared with net income attributable to Avalon Holdings Corporation common shareholders of $1.8 million, or $0.47 per share, in the third quarter of 2024. Avalon recorded a state income tax provision in both the third quarters of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services were approximately $12.9 million in the third quarter of 2025 compared with $11.5 million in the third quarter of 2024. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $12.2 million in the third quarter of 2025 compared to $10.8 million in the third quarter of 2024. Continuous work in the waste disposal brokerage business decreased by approximately $0.2 million between periods. Net operating revenues related to continuous work were approximately $6.9 million in the third quarter of 2025 compared with $7.1 million in the third quarter of 2024. Event work net operating revenues related to multiple projects increased by approximately $1.6 million during third quarter of 2025 when compared to third quarter of 2024. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $5.3 million in the third quarter of 2025 compared with $3.7 million in the third quarter of 2024.

The net operating revenues of the captive landfill management operations were approximately $0.7 million in the third quarter of both 2025 and 2024. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment were approximately $10.3 million in the third quarter of 2025 compared with $8.9 million in the third quarter of 2024. The increase in the cost of operations between periods for the waste management segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 20% in the third quarter of 2025 compared to 22% in the third quarter of 2024. The decrease in the overall gross margin percentage was primarily attributable to a lower gross profit generated from event work projects during third quarter of 2025.

Income before income taxes for the waste management services segment was approximately $1.3 million in the third quarter of 2025 compared to $1.2 million in the third quarter of 2024. Income before income taxes of the waste brokerage and management services business was approximately $1.3 million in the third quarter of 2025 compared to approximately $1.2 million in the third quarter of 2024. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2025 and 2024. During both the third quarter of 2025 and 2024, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred relating to Avalon’s appeal and mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $12.8 million in both the third quarter of 2025 and 2024, respectively. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel, The Grand Resort, which provides lodging, dining, banquet and conference facilities and other resort related amenities along with a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $4.6 million in both the third quarter of 2025 and in the third quarter of 2024.

Other golf and related operation revenues were approximately $8.2 million in both the third quarter of 2025 and 2024, respectively. Membership dues revenue was approximately $1.8 million in both the third quarter of 2025 and 2024. Net operating revenues related to room rental was approximately $2.9 million in the third quarter of 2025 compared to $2.8 million in the third quarter of 2024. The increase in room revenue was a result of a slight increase in average room rates when compared to the prior period. Greens fees and associated cart rentals were approximately $1.9 million the third quarter of 2025 compared to $1.8 million in the third quarter of 2024. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.6 million in the third quarter of 2025 compared to $1.8 million in the third quarter of 2024. The decrease between periods was primarily due to a decrease in salon and spa revenue.

Total cost of operations for the golf and related operations segment were $9.4 million in the third quarter of 2025 compared with $9.3 million in the third quarter of 2024. Cost of food, beverage and merchandise was approximately $2.0 million in both the third quarter of 2025 and 2024. The cost of food, beverage and merchandise sales was approximately 43% of associated revenue in the third quarter of 2025 compared to 44% in the third quarter of 2024. Golf and related operations operating costs increased to approximately $7.4 million in the third quarter of 2025 compared with $7.3 million in the third quarter of 2024. The slight increase in operating costs between periods is primarily related to an increase in employee related costs in the third quarter of 2025 compared to the third quarter of 2024.

The golf and related operations recorded income before income taxes of $1.9 million in both the third quarter of 2025 and 2024, respectively.

General Corporate Expenses

General corporate expenses were $0.9 million in both the third quarter of 2025 and 2024, respectively.

Interest Expense

Interest expense was approximately $0.5 million in both third quarter of 2025 and third quarter of 2024. During the three months ended September 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.23%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $1.9 million in the third quarter of 2025 compared to net income attributable to Avalon Holdings Corporation common shareholders of $1.8 million in the third quarter of 2024. Avalon recorded a state income tax provision in both the third quarter of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2025 compared with the first nine months of 2024

Overall Performance

Net operating revenues decreased to $62.1 million in the first nine months of 2025 compared with $66.2 million in the first nine months of 2024. Net operating revenues of the waste management services segment were approximately $32.3 million in the first nine months of 2025 compared to $36.2 million in the first nine months of 2024. The decrease in net operating revenues of the waste management services segment was a result of decreases in both event work projects and continuous work during the first nine months of 2025 compared to the first nine months of 2024. Net operating revenues of the golf and related operations segment were approximately $29.7 million in the first nine months of 2025 compared to $30.0 million in the first nine months of 2024. The decrease in net operating revenues of the golf and related operations was a result of a decrease in membership dues revenue coupled with a decrease in business activity at the country clubs.

Total cost of operations related to the waste management services segment decreased to $25.3 million in the first nine months of 2025 compared with $28.4 million in the first nine months of 2024. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment increased to $24.1 million in the first nine months of 2025 compared to $23.6 million in the first nine months of 2024. The increase in operating costs between periods is primarily related to an increase in utility and operating costs in the first nine months of 2025 compared to the first nine months of 2024.

Depreciation and amortization expense was approximately $2.9 million in the first nine months of 2025 compared to $3.0 million in the first nine months of 2024. The decrease is due to a lower depreciable asset base compared to the prior period.

Consolidated selling, general and administrative expenses were approximately $7.8 million in the first nine months of 2025 compared to $8.0 million in the first nine months of 2024. The decrease is mainly attributed to a decrease in incentive compensation for salesman of waste management services segment.

Interest expense was approximately $1.5 million in both the first nine months of 2025 and the first nine months of 2024. During the nine months ended September 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.26%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million, or $0.17 per share, in the first nine months of 2025 compared with a net income attributable to Avalon Holdings Corporation common shareholders of $1.8 million, or $0.47 per share, in the first nine months of 2024.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment decreased to $32.3 million in the first nine months of 2025 compared with $36.2 million in the first nine months of 2024.

The net operating revenues of the waste disposal brokerage and management services business were approximately $29.8 million in the first nine months of 2025 compared to $34.0 million in the first nine months of 2024. Continuous work of the waste disposal brokerage business decreased by approximately $0.6 million between periods. Net operating revenues related to continuous work were approximately $19.3 million in the first nine months of 2025 compared with $19.9 million in the first nine months of 2024. Event work net operating revenues decreased by approximately $3.6 million during first nine months of 2025 when compared to first nine months of 2024. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $10.5 million in the first nine months of 2025 compared with $14.1 million in the first nine months of 2024.

The net operating revenues of the captive landfill management operations were approximately $2.5 million in the first nine months of 2025 compared to $2.2 million in the first nine months of 2024. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $25.3 million in the first nine months of 2025 compared with $28.4 million in the first nine months of 2024. The decrease in the cost of operations between periods for the waste management segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 21% in both the first nine months of 2025 and 2024, respectively.

Income before income taxes for the waste management services segment were approximately $3.2 million in the first nine months of 2025 compared to $3.8 million in the first nine months of 2024. Income before income taxes of the waste brokerage and management services business was approximately $3.2 million in the first nine months of 2025 compared to $3.7 million in the first nine months of 2024. The decrease in income before income taxes was primarily attributable to decreases in both continuous and event work projects during the first nine months of 2025 compared to the first nine months of 2024. Income before income taxes of the captive landfill operations were approximately $0.2 million for the first nine months of both 2025 and 2024, respectively. During the first nine months of 2025 the salt water injection wells incurred a loss before income taxes of approximately $0.2 million compared with a loss before income taxes of approximately $0.1 million during the first nine months of 2024. The increase is primarily due to legal and professional costs incurred relating to Avalon’s mandamus processes.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $29.7 million in the first nine months of 2025 compared to $30.0 million in the first nine months of 2024.

Food, beverage and merchandise sales were approximately $10.3 in the first nine months of 2025 compared to $10.6 million in the first nine months of 2024, respectively. Food, beverages and merchandise sales decreased between periods as a result of a decrease in business activity at the country clubs.

Other net operating revenues related to the golf and related operations were approximately $19.4 million in both the first nine months of 2025 and 2024, respectively. Membership dues revenue was approximately $5.4 million in the first nine months of 2025 compared to $5.6 million in the first nine months of 2024. The decrease in membership dues revenue was attributable to a decrease in the ability to attract and retain members. Net operating revenues related to room rental was approximately $6.0 million in the first nine months of 2025 compared to $5.9 million in the first nine months of 2024. The increase in room revenue was a result of higher occupancy when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $5.0 million in the first nine months of 2025 compared to $4.9 million in the first nine months of 2024. The increase between periods was primarily due to an increase in salon and spa revenue associated with The Grand Resort. Greens fees and associated cart rentals were approximately $3.0 million in both the first nine months of 2025 and the first nine months of 2024, respectively. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2025 and 2024.

Total cost of operations for the golf and related operations segment were $24.1 million in the first nine months of 2025 compared with $23.6 million in the first nine months of 2024. Cost of food, beverage and merchandise was approximately $4.7 million in both the first nine months of 2025 and 2024, respectively. The cost of food, beverage and merchandise sales was approximately 45% of associated revenue in the first nine months of 2025 compared to 44% in the first nine months of 2024. Golf and related operations operating costs increased to approximately $19.4 million in the first nine months of 2025 compared with $18.9 million in the first nine months of 2024. The increase in costs is primarily a result of an increase in utility costs and overall operating expenditures compared to the prior period.

The golf and related operations recorded income before income taxes of $1.4 million in the first nine months of 2025 compared with a net income before income taxes of $2.1 million in the first nine months of 2024. The change between periods was primarily a result of a decrease in membership dues revenue, food beverage and merchandise revenue, coupled with an increase in utility and overall operating costs.

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

General Corporate Expenses

General corporate expenses were $2.7 million in both the first nine months of 2025 and 2024, respectively.

Interest Expense

Interest expense was approximately $1.5 million for both the first nine months in 2025 the first nine months of 2024. During the nine months ended September 30, 2025 and 2024, the weighted average interest rate on outstanding borrowings was 6.17% and 6.26%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $0.7 million in the first nine months of 2025 compared to a net income attributable to Avalon Holdings Corporation common shareholders of $1.8 million in the first nine months of 2024. Avalon recorded a state income tax provision in both the first nine months of 2025 and 2024, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Changes in commodity and other operating costs could adversely affect our results of operations

The profitability of our golf and related operations segment depends on our ability to anticipate and react to changes in commodity costs, including food, supplies, fuel, utilities and other operating costs, including labor. We continuously monitor supply and cost trends of these commodities. During the first nine months of 2024 and 2023, we experienced high commodity costs compared to the prior years. These increases are primarily driven by overall market demand and inflationary pressures. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected, and in the future, could adversely affect Avalon’s operating results. We anticipate commodity costs to continue to remain elevated throughout 2025 due to inflationary pressures. An increase in commodity costs could have an adverse impact on our profitability.

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

On September 9, 2024 the 11th Appellate District Court in Trumbull County rendered a non-unanimous decision on remand.  The decision denied the Company’s categorical regulatory takings claim, but found for the Company on its partial regulatory takings claim.  The decision limited damages due to the Company, and the Company subsequently appealed the Appellate Court’s decision to the Supreme Court of Ohio based on errors regarding the court’s interpretation of Ohio law and abuse of discretion grounds.  The Chief of the Division also cross-appealed the Appellate Court’s decision to the Supreme Court.  Oral arguments were held on August 20, 2025 and the Company is awaiting a decision from the high court.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company instructed its counsel to appeal the decision to the Franklin County Ohio Court of Common Please no later than August 3, 2022.

The Company’s former counsel did not file a copy of notice to appeal to the Franklin County Court within 30-days of the Commission’s decision.  The Division motioned that court for dismissal of the appeal on August 19, 2022 for not perfecting the appeal.  The Franklin County Court of Common Pleas granted that motion on October 31, 2024.  On November 26, 2024, the Company appealed that dismissal to the 10th Appellate District Court in Franklin County.  On May 23, 2025, the Appellate Court affirmed the dismissal.  On July 2, 2025, the Company appealed the Appellate Court’s decision to the Supreme Court of Ohio. The Supreme Court declined to hear the appeal. The Company filed a complaint in the Trumbull County Court of Common Pleas on August 4, 2025 seeking damages from the malpractice of the Company’s former legal counsel.

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

Inflation

The Federal Reserve has kept its key interest rates at elevated levels as pricing on consumer goods has remained high. Our operations are substantially affected by economic conditions, including inflation, which can impact consumer disposable income levels and spending habits. Although Avalon has not entered into any long-term fixed price contracts that could have a material adverse impact upon its financial performance in periods of inflation, adverse economic conditions could pressure Avalon’s business and operating performance and financial results may suffer. In general, management believes that rising costs resulting from inflation could be passed on to customers; however, Avalon may need to absorb all or a portion of these cost increases depending upon competitive conditions at the time

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2025, the interest rate on the Line of Credit Agreement was 7.50%. At September 30, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 8, 2025, Avalon reported the voting results from the Annual Meeting held on May 7, 2025.

On September 24, 2025, Avalon reported that the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank to extend the maturity date to July 31, 2027.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date: November 7, 2025	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)