Form 10-Q
period 2026-03-31
AVALON HOLDINGS CORP
filed 2026-05-05
CIK 1061069

2026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of May 5, 2026.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025

Net operating revenues:
Waste management services	$11,508	$9,677
Food, beverage and merchandise sales	2,013	2,024
Other golf and related operations	4,137	4,367
Total golf and related operations	6,150	6,391
Total net operating revenues	17,658	16,068

Costs and expenses:
Waste management services operating costs	8,882	7,582
Cost of food, beverage and merchandise	993	1,012
Golf and related operations operating costs	4,905	5,097
Depreciation and amortization expense	929	970
Selling, general and administrative expenses	2,685	2,558
Operating loss	(736)	(1,151)

Other income (expense):
Interest expense, net	(504)	(510)
Loss before income taxes	(1,240)	(1,661)

Provision for income taxes	41	25
Net loss	(1,281)	(1,686)

Less net loss attributable to non-controlling interest in subsidiaries	(46)	(187)
Net loss attributable to Avalon Holdings Corporation common shareholders	$(1,235)	$(1,499)

Loss per share attributable to Avalon Holdings Corporation common shareholders:
Basic net loss per share	$(0.32)	$(0.38)

Weighted average shares outstanding - basic	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$2,378	$4,114
Accounts receivable, less allowance for credit losses	11,843	9,819
Unbilled membership dues receivable	707	541
Inventories	1,774	1,555
Prepaid expenses	989	919
Other current assets	15	15
Total current assets	17,706	16,963

Property and equipment, net	53,541	53,982
Property and equipment under finance leases, net	6,352	6,267
Operating lease right-of-use assets	1,390	1,379
Restricted cash	8,501	8,730
Noncurrent deferred tax asset, net	32	32
Other assets, net	27	28
Total assets	$87,549	$87,381

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$624	$614
Current portion of obligations under finance leases	384	384
Current portion of obligations under operating leases	367	362
Accounts payable	7,736	7,984
Accrued payroll and other compensation	1,496	1,244
Accrued taxes	644	660
Deferred membership dues revenue	5,126	3,529
Other liabilities and accrued expenses	2,074	2,054
Total current liabilities	18,451	16,831

Long-term debt, net of current portion	27,872	28,032
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	1,231	1,248
Obligations under operating leases, net of current portion	1,023	1,017
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(22,125)	(20,890)
Total Avalon Holdings Corporation Shareholders' Equity	37,120	38,355
Non-controlling interest in subsidiaries	(1,448)	(1,402)
Total equity	35,672	36,953
Total liabilities and equity	$87,549	$87,381

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended March 31, 2026

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2026	3,287,647	611,784	$33	$6	$59,206	$(20,890)	$38,355	$(1,402)	$36,953

Net loss	-	-	-	-	-	(1,235)	(1,235)	(46)	(1,281)

Balance at March 31, 2026	3,287,647	611,784	$33	$6	$59,206	$(22,125)	$37,120	$(1,448)	$35,672

	For the Three Months Ended March 31, 2025

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at January 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(21,211)	$38,034	$(982)	$37,052

Net loss	-	-	-	-	-	(1,499)	(1,499)	(187)	(1,686)

Balance at March 31, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,710)	$36,535	$(1,169)	$35,366

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,281)	$(1,686)
Reconciliation of net loss to cash used in operating activities:
Depreciation and amortization expense	929	970
Amortization of debt issuance costs	15	15
Provision for losses on accounts receivable	53	8
Change in operating assets and liabilities:
Accounts receivable	(2,077)	(2,771)
Unbilled membership dues receivable	(166)	(151)
Inventories	(219)	(288)
Prepaid expenses	(70)	(104)
Other assets, net	1	(1)
Accounts payable	(296)	1,202
Accrued payroll and other compensation	252	219
Accrued taxes	(16)	(69)
Deferred membership dues revenue	1,597	1,610
Other liabilities and accrued expenses	20	64
Net cash used in operating activities	(1,258)	(982)

Cash flows from investing activities:
Capital expenditures	(525)	(390)
Net cash used in investing activities	(525)	(390)

Cash flows from financing activities:
Principal payments on term loan facilities	(165)	(156)
Principal payments on finance lease obligations	(17)	(27)
Net cash used in financing activities	(182)	(183)

Decrease in cash, cash equivalents and restricted cash	(1,965)	(1,555)
Cash, cash equivalents and restricted cash at beginning of period	12,844	11,761
Cash, cash equivalents and restricted cash at end of period	$10,879	$10,206

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$48	$101
Significant non-cash investing and financing activities:
Finance lease obligations incurred	$-	$163

Cash paid during the period for interest	$490	$523
Cash paid during the period for income taxes	$-	$4

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

Note 2. Basis of Presentation

The unaudited condensed consolidated financial statements of Avalon and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in Avalon’s 2025 Annual Report to Shareholders.

The unaudited condensed consolidated financial statements include the accounts of Avalon, its wholly owned subsidiaries and those companies in which Avalon has managerial control. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Avalon as of March 31, 2026, and the results of its operations and cash flows for the interim periods presented.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis.

In December 2025, The FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements which were determined when the disclosure requirements were initially issued. Instead, its objective is to provide clarity on the current interim reporting requirements by (a) clarifying that the guidance in the ASU applies to all entities that provide interim financial statements and notes in accordance with GAAP; (b) create a comprehensive list in ASC 270 of interim disclosures that are required in interim financial statements and noted in accordance with GAAP; (c) incorporate a disclosure principal, which is modelled after the previous SEC guidance, which required entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and (d) improve guidance about the information included in and the format of the interim financial statements. The new ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the ASU either prospectively or retrospectively to any or all prior periods presented in the financial statements.

All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on the Company’s financial position or results of operations.

Note 4. Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets. Avalon maintains its cash balances in various financial institutions. These balances may, at times, exceed federal insured limits. Avalon has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk relating to its cash and cash equivalents.

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash on the Consolidated Balance Sheets. Restricted cash consists of loan proceeds deposited into a project fund account to fund future costs of remodeling and expanding Avalon’s Mortgaged property and can also be used to renovate and expand the swimming pool at Squaw Creek in accordance with the provisions of the loan and security agreement and is classified as long-term and in accordance with the provisions of the loan and security agreement (See Note 9).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$2,378	$4,114
Restricted cash	8,501	8,730
Cash, cash equivalents and restricted cash	$10,879	$12,844

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the net operating revenues related to waste management services represented approximately 65% and 60%, respectively, of Avalon’s total consolidated net operating revenues. For the three months ended March 31, 2026, one customer accounted for 11% of the consolidated net operating revenues and 17% of the waste management services segment’s net operating revenues to external customers. For the three months ended March 31, 2025, one customer accounted for 10% of the consolidated net operating revenues and 16% of the waste management services segment’s net operating revenues to external customers.

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

Golf and Related Operations

Avalon’s golf and related operations include the operation and management of four golf courses and associated clubhouses, recreation and fitness centers, tennis courts, salon and spa services, dermatology services, dining and banquet facilities. The golf and related operations also include the operation of a hotel and its resort related amenities including dining, banquet and conference facilities, fitness center, swimming pools, salon and spa and tennis courts. Revenues for the golf and related operations consists primarily of food, beverage and merchandise sales, membership dues, greens fees and associated cart rentals, room rentals and salon and spa services. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and Pennsylvania, were minimal during the first three months of 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the net operating revenues related to the golf and related operations represented approximately 35% and 40%, respectively, of Avalon’s total consolidated net operating revenues. For both the three months ended March 31, 2026 and 2025, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three months ended March 31, 2026 and 2025 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2026	2025
Waste management and brokerage services	$10,750	$8,775
Captive landfill management operations	758	902
Total waste management services revenues	11,508	9,677
Food, beverage and merchandise sales	2,013	2,024
Membership dues revenue	1,848	1,833
Room rental revenue	1,067	1,087
Greens fees and cart rental revenue	58	59
Salon and spa services	687	904
Fitness and tennis lesson revenue	91	40
Other revenue	386	444
Total golf and related operations revenue	6,150	6,391
Total net operating revenues	$17,658	$16,068

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At March 31, 2026 and December 31, 2025, accounts receivable, net, related to our waste management services segment were approximately $8.9 million and $8.8 million, respectively. At March 31, 2026, two customers accounted for approximately 28% of consolidated and 36% of the waste management services segment’s receivables. At March 31, 2025, one customer accounted for approximately 13% of consolidated and 18% of the waste management services segment’s receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $2.9 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively. No one customer of the golf and related operations segment accounted for 10% or more of Avalon’s golf and related operations segment or consolidated net receivables at March 31, 2026 or December 31, 2025.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.3 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively.

The following table presents changes in our allowance for credit losses during the three months ended March 31, 2026 and 2025 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended March 31, 2026	$240	$53	$(11)	$282
Three months ended March 31, 2025	$260	$8	$(18)	$250

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.7 million at March 31, 2026 and $0.5 million at December 31, 2025.

The following table presents changes in our contract assets during the three months ended March 31, 2026 and 2025 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended March 31, 2026	$541	$567	$(401)	$707
Three months ended March 31, 2025	$582	$614	$(463)	$733

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $5.1 million at March 31, 2026 and $3.5 million at December 31, 2025, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.7 million at both March 31, 2026 and December 31, 2025, respectively.

The following table presents changes in our contract liabilities during the three months ended March 31, 2026 and 2025 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended March 31, 2026	$3,530	$3,444	$(1,848)	$5,126
Three months ended March 31, 2025	$3,524	$3,443	$(1,833)	$5,134

Customer advance deposits
Three months ended March 31, 2026	$1,688	$473	$(415)	$1,746
Three months ended March 31, 2025	$1,565	$505	$(423)	$1,647

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

Property and equipment at March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Land and land improvements	$17,174	$17,173
Buildings and improvements	55,200	55,094
Machinery and equipment	11,028	10,992
Office furniture and fixtures	11,896	11,854
Vehicles	1,142	1,130
Construction in progress	193	60
	96,633	96,303
Less accumulated depreciation and amortization	(43,092)	(42,321)
Property and equipment, net	$53,541	$53,982

As of March 31, 2026, the Company entered into one significant contractual construction project commitment. The agreed upon commitment with the contractor is intended to renovate and expand the swimming pool area at Squaw Creek Country Club. The commitment is estimated to be approximately $1.8 million. As of March 31, 2026, amounts paid on the commitment were approximately $0.2 million.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first three months of 2026 and 2025, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts and associated GPS equipment, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on operating leases was approximately 3.8 years and 3.9 years at March 31, 2026 and December 31, 2025, respectively.

During the first three months of 2026 and 2025 the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases.

Leased property and associated obligations under operating leases at March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Operating lease right-of-use assets	$1,390	$1,379

Current portion of obligations under operating leases	$367	$362
Long-term portion of obligations under operating leases	1,023	1,017
Total obligations under operating leases	$1,390	$1,379

The weighted average discount rate on operating leases was 7.0% at both March 31, 2026 and December 31, 2025.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At March 31, 2026 there were approximately 27.6 years remaining on the golf course and related facilities finance lease. At December 31, 2025 there were approximately 27.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $1.6 million at both March 31, 2026 and December 31, 2025.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance and restaurant equipment which were determined to be finance leases. At March 31, 2026, the vehicle, golf course maintenance and restaurant equipment have remaining lease terms ranging from less than 1 year to 5.0 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.6 years and 3.8 years at March 31, 2026 and December 31, 2025, respectively.

Leased property and associated obligations under finance leases at March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Leased property under finance leases	$14,674	$14,433
Less accumulated amortization	(8,322)	(8,166)
Leased property under finace leases, net	$6,352	$6,267

Current portion of obligations under finance leases	$384	$384
Long-term portion of obligations under finance leases	1,231	1,248
Total obligations under finance leases	$1,615	$1,632

The weighted average discount rate on finance leases was 6.7% at both March 31, 2026 and December 31, 2025.

For the three months ended March 31, 2026 and 2025, components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost:
Rental expense	$46	$51

Finance lease cost:
Depreciation expense	$157	$147
Interest expense	24	14
Total finance lease cost	$181	$161

For the twelve months ending March 31, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating	Total
2027	$474	$446	$920
2028	431	430	861
2029	373	326	699
2030	292	269	561
2031	95	100	195
Thereafter	329	-	329
Total lease payments	1,994	1,571	3,565
Less: imputed interest	379	181	560
Total	1,615	1,390	3,005
Less: current portion of obligations under leases	384	367	751
Long-term portion of obligations under leases	$1,231	$1,023	$2,254

Note 8. Basic Net Loss per Share

Basic net loss per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net loss by the weighted average number of common shares outstanding. For both the three months ended March 31, 2026 and 2025, the weighted average number of common shares outstanding was 3,899,431.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of remodeling and expanding Avalon’s Mortgaged property and can also be used to renovate and expand the swimming pool at Squaw Creek. At March 31, 2026 and December 31, 2025 the balance of “Restricted Cash” is $8.5 million and $8.7 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at March 31, 2026 and December 31, 2025.

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

At both March 31, 2026 and December 31, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement. At March 31, 2026 and December 31, 2025, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2026, the interest rate on the Line of Credit Agreement was 7.00%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Obligations under the Company’s term loan agreement at March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$28,860	$(364)	$28,496
Less current portion	684	(60)	624
Long-term debt	$28,176	$(304)	$27,872

	December 31, 2025
	Gross Amount	Debt Issuance Costs	Net Amount
2022 Term Loan Agreement	$29,025	$(379)	$28,646
Less current portion	674	(60)	614
Long-term debt	$28,351	$(319)	$28,032

For the twelve months ending March 31, future maturities under the Company’s 2022 Term Loan and Line of Credit Agreements are as follows (in thousands):

2027	$684
2028	3,926
2029	771
2030	818
2031	869
Thereafter	24,992
Total	$32,060

Note 10. Income Taxes

During the three months ended March 31, 2026 and 2025, net loss attributable to Avalon Holdings Corporation shareholders was $1.2 million and $1.5 million, respectively. Avalon recorded a state income tax provision in both the three month periods ended March 31, 2026 and 2025, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

At March 31, 2026 and 2025 there are no outstanding options.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center, a med spa and dermatology center. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three months ended March 31, 2026, one customer accounted for 11% of the consolidated net operating revenues and 17% of the waste management services segment’s net operating revenues to external customers. For the three months ended March 31, 2025, one customer accounted for 10% of the consolidated net operating revenues and 16% of the waste management services segment’s net operating revenues to external customers.

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies included in Avalon’s 2025 Annual Report to Shareholders. Avalon measures segment profit for internal reporting purposes as income (loss) before income taxes.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three months ending March 31, 2026
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$11,508	$6,150	$-	$17,658

Expenses
Cost of operations	(8,882)	(5,898)	-	(14,780)
Selling, general and administrative	(1,332)	(430)	(923)	(2,685)
Depreciation and amortization	(48)	(841)	(40)	(929)
Interest expense, net	(6)	(23)	(475)	(504)
Income (loss) before taxes	$1,240	$(1,042)	$(1,438)	$(1,240)

	Three months ending March 31, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$9,677	$6,391	$-	$16,068

Expenses
Cost of operations	(7,582)	(6,109)	-	(13,691)
Selling, general and administrative	(1,174)	(505)	(879)	(2,558)
Depreciation and amortization	(48)	(879)	(43)	(970)
Interest expense, net	(7)	(10)	(493)	(510)
Income (loss) before taxes	$866	$(1,112)	$(1,415)	$(1,661)

	March 31,	December 31,
	2026	2025
Identifiable assets:
Waste management services	$38,436	$37,617
Golf and related operations	63,417	61,342
Corporate	60,201	63,043
Subtotal	162,054	162,002
Elimination of intersegment receivables	(74,505)	(74,621)
Total	$87,549	$87,381

In comparing total assets at March 31, 2026 with those at December 31, 2025, the increase in the total assets of the waste management services segment of approximately $0.8 million was primarily a result of an increase in accounts receivable and intersegment transactions, which are eliminated in consolidation. The increase in total assets of the golf and related operations segment of $2.1 million was primarily due to an increase in accounts receivable, inventory and capital expenditures associated with The Grand Resort and country club locations, partially offset by current year depreciation on property and equipment. The decrease in corporate total assets of approximately $2.8 million was primarily due to a decrease in both operating cash and intersegment transactions, which are eliminated in consolidation.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At March 31, 2026 and December 31, 2025, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. Avalon’s net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $18,000 and $68,000 during each of the three months ending March 31, 2026 and 2025, respectively.

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

In 2021, Avalon made a capital contribution totaling $359,000, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $358,000 from accredited investors in August 2021. In March 2022, Avalon and accredited investors made additional capital contributions of $143,000 and $142,000, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both March 31, 2026 and December 31, 2025.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. Avalon’s net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was $27,000 and $64,000 during each of the three months ending March 31, 2026 and 2025, respectively.

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

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. For the three months ending March 31, 2026 and 2025, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $1,000 and $55,000 during each of the three months ending March 31, 2026 and 2025, respectively.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking. On September 9, 2024, the Court of Appeals issued a decision in accordance with the remand from the Supreme Court of Ohio.  The Court of Appeals found that there was no categorical ‘taking’ of the Company’s property, but that there was a partial regulatory ‘taking’, and ordered the ODNR to commence appropriations procedures for paying AWMS damages.  The decision by the Court of Appeals also found that the seismicity for which AWMS #2 was suspended did not represent imminent threat or harm, and that Division had prevented the Company’s attempts to reach a resolution of the matter.  Because of the limits on damages set in the decision by the Court of Appeals, the Company again appealed the Court of Appeals decision to the Supreme Court of Ohio on October 11, 2024. On April 29, 2026 the Supreme Court of Ohio ruled against the Company and determined that no taking occurred. The Company is evaluating the ruling and conducting strategic planning on the future of the site.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal. The Company appealed the dismissal to the Ohio 10th District Court of Appeals on November 26, 2024, which affirmed the decision. The Company has filed a complaint in the Trumbull County Court of Common Pleas against the law firm and their attorneys responsible for missing the deadline for appeal of the Commission’s decision, causing the dismissal.

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

Liquidity and Capital Resources

For the three months ended March 31, 2026, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account were also utilized to fund capital expenditures which included the continued remodeling of The Grand Resort as further described below.

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of remodeling and expanding Avalon’s Mortgaged property and can also be used to renovate and expand the swimming pool at Squaw Creek. At March 31, 2026 and December 31, 2025 the balance of “Restricted Cash” is $8.5 million and $8.7 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at March 31, 2026 and December 31, 2025.

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

At both March 31, 2026 and December 31, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement. At March 31, 2026 and December 31, 2025, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2026, the interest rate on the Line of Credit Agreement was 7.00%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

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

Capital Expenditures

During the three months ended March 31, 2026, Avalon incurred capital expenditures in the amount of $0.6 million of which $0.5 million was paid to vendors during the year. During the three months ended March 31, 2025, Avalon incurred capital expenditures in the amount of $0.5 million of which $0.4 million was paid to vendors during the year. For the three months ended March 31, 2026, expenditures primarily related to the continued renovation of The Grand Resort and the initial phase of the Squaw Creek pool renovation. For the three months ended March 31, 2025, expenditures primarily related to the continued renovation of The Grand Resort.

In 2026 and 2025, all hotel rooms at The Grant Resort and other areas of the facility were in the process of being renovated. Avalon’s aggregate capital expenditures in 2026 are expected to be in the range of $4.0 million to $5.0 million. Capital expenditures principally relate to hotel room renovations at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account and cash generated from operations

Working Capital

At March 31, 2026 there was a working capital deficit of approximately $0.7 million. At December 31, 2025, there was a working capital surplus of approximately $0.1 million. Working capital was negatively impacted primarily by an increase in accrued payroll, deferred membership dues revenue and other accrued liabilities. The negative impact was partially offset by an increase in accounts receivable, unbilled membership dues receivables, inventory and prepaid assets

Accounts receivable increased to $11.8 million at March 31, 2026 compared with $9.8 million at December 31, 2025. Accounts receivable related to our waste management services segment increased approximately $0.1 million at March 31, 2026 compared with December 31, 2025 as a result of increased billings and the timing of receipt on the receivables. Accounts receivable related to the golf and related operations segment increased approximately $1.9 million at March 31, 2026 compared to December 31, 2025 due to the associated timing of annual membership renewals.

Unbilled membership dues receivable was approximately $0.7 million at March 31, 2026 compared to $0.5 million at December 31, 2025. The increase was primarily due to an increase in dues and the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.8 million at March 31, 2026 compared to $1.6 million at December 31, 2025. The increase is related to merchandise, food and beverage inventory related to our golf and related operations segment.

Accounts payable was approximately $7.7 million at March 31, 2026 compared to $8.0 million at December 31, 2025. The waste management segment decreased accounts payable by approximately $1.0 million between periods. Accounts payable related to our waste management segment decreased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations increased $0.7 million at March 31, 2026 compared to December 31, 2025, due to the associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $5.1 million at March 31, 2026 compared to $3.5 million at December 31, 2025. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals. The number of members at March 31, 2026 was 4,616 compared to 4,500 at December 31, 2025.

Accrued payroll and other compensation was approximately $1.5 million at March 31, 2026 compared to $1.2 million at December 31, 2025. The increase is primarily due to the associated timing of payment of certain earned employee incentives relating to our waste management services segment.

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

Golf and Related Operations Segment

In August 2014, the Company acquired The Grand Resort which was integrated into the golf and related operations segment. The acquisition is consistent with the Company's business strategy in that The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Grand Resort is open year-round and provides a consistent, comfortable environment where our guests can enjoy our various amenities and activities. In addition, as of March 31, 2026, the company has entered into a contractual construction project commitments intended to renovate and expand the swimming pool area at Squaw Creek Country Club. The construction will consist of multiple luxurious; Las Vegas style pools. Avalon believes that the combination of its four golf facilities, The Grand Resort and the new luxurious pools at Squaw Creek will result in additional memberships in the Avalon Golf and Country Club.

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

Performance in the first quarter of 2026 compared with the first quarter of 2025

Overall Performance

Net operating revenues increased to $17.7 million in the first quarter of 2026 compared with $16.1 million in the first quarter of 2025. Net operating revenues of the waste management services segment were approximately $11.5 million in the first quarter of 2026 compared to $9.7 million in the first quarter of 2025. The increase in net operating revenues of the waste management services segment was a result of increases in both continuous work and event work projects during the first quarter of 2026 compared to the first quarter of 2025. Net operating revenues of the golf and related operations segment were approximately $6.2 million in the first quarter of 2026 compared to $6.4 million in the first quarter of 2025. The decrease in net operating revenues of the golf and related operations segment was a result of a decrease in spa, salon and other revenue.

Total cost of operations related to the waste management services segment increased to $8.9 million in the first quarter of 2026 compared with $7.6 million in the first quarter of 2025. The increase in the cost of operations between periods for the waste management services segment is primarily due to an increase in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment were $5.9 million in the first quarter of 2026 compared to $6.1 million in the first quarter of 2025. The decreases in costs are mainly attributed to a decrease in wages compared to the previous period.

Depreciation and amortization expense decreased to $0.9 million in the first quarter of 2026 compared to $1.0 million in the first quarter of 2025.

Consolidated selling, general and administrative expenses were approximately $2.7 million in both the first quarter of 2026 compared to $2.6 million in the first quarter of 2025. The increase was primarily a result of increases in certain earned employee incentives relating to our waste management services segment.

Interest expense was approximately $0.5 million for both the first quarter of 2026 and the first quarter of 2025. During the three months ended March 31, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.2 million, or $0.32 per share, in the first quarter of 2026 compared with a net loss attributable to Avalon Holdings Corporation common shareholders of $1.5 million, or $0.38 per share, in the first quarter of 2025.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $11.5 million in the first quarter of 2026 compared with $9.7 million in the first quarter of 2025. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $10.7 million in the first quarter of 2026 compared to $8.8 million in the first quarter of 2025. Event work net operating revenues increased by approximately $0.7 million during first quarter of 2026 when compared to first quarter of 2025. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $3.7 million in the first quarter of 2026 compared with $3.0 million in the first quarter of 2025. In addition, continuous work of the waste disposal brokerage business increased approximately $1.2 million between periods as a result of an increase in work from multiple customers. Net operating revenues related to continuous work were approximately $7.0 million in the first quarter of 2026 compared with $5.8 million in the first quarter of 2025.

The net operating revenues of the captive landfill management operations were approximately $0.8 million in the first quarter of 2026 compared to $0.9 million in the first quarter of 2025. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $8.9 million in the first quarter of 2026 compared with $7.6 million in the first quarter of 2025. The increase in the cost of operations between periods for the waste management segment is primarily due to the increase in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 23% in the first quarter of 2026 compared to 22% in the first quarter of 2025. The increase in the overall gross margin percentage was primarily attributable to the increased gross profit associated with both continuous and event work performed during first quarter of 2026.

Income before income taxes for the waste management services segment were approximately $1.2 million in the first quarter 2026 compared with $0.9 million in the first quarter 2025. Income before income taxes of the waste brokerage and management services business was approximately $1.2 million for the first quarter of 2026 compared to $0.9 million in the first quarter of and 2025. The increase in income before income taxes was primarily attributable to the increase in revenue and associated gross profit in the first quarter of 2026 compared to the first quarter of 2025. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the first quarter of 2026 and 2025. During both the first quarter of 2026 and 2025, the salt water injection wells incurred a loss before income taxes of approximately $0.1 million primarily due to legal and professional costs.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $6.2 million in the first quarter of 2026 compared to $6.4 million in the first quarter of 2025. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a medical spa, dermatology center, a hotel, The Grand Resort, which provides lodging, dining, banquet and conference facilities and other resort related amenities along with a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $2.0 million in both the first quarter of 2026 and 2025.

Other net operating revenues related to the golf and related operations were approximately $4.1 million in the first quarter of 2026 compared to $4.4 million in the first quarter of 2025. Membership dues revenue was approximately $1.8 million in both the first quarter of 2026 and 2025. Net operating revenues related to room rental was approximately $1.1 million in both the first quarter of 2026 and 2025. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.1 million in the first quarter of 2026 compared to $1.4 million in the first quarter of 2025. The decrease between periods was primarily due to a decrease in salon and spa revenue. Greens fees and associated cart rentals were approximately $0.1 million in both the first quarter of 2026 and 2025. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2026 and 2025.

Total cost of operations for the golf and related operations segment were $5.9 million in the first quarter of 2026 compared to $6.1 million in the first quarter of 2025. Cost of food, beverage and merchandise was approximately $1.0 million in both the first quarter of and 2026 and 2025. The cost of food, beverage and merchandise sales was approximately 49% of associated revenue in the first quarter of 2026 compared to 50% in the first quarter of 2025. Golf and related operations operating costs was approximately $4.9 million in both the first quarter of 2026 compared to $5.1 million in the first quarter of 2025. The decreases in costs are mainly attributed to a decrease in wages compared to the previous period.

The golf and related operations recorded a loss before income taxes of $1.0 million in the first quarter of 2026 compared with a loss before income taxes of $1.1 million in the first quarter of 2025. The change between periods was primarily a result of a decrease in costs related to employee wages.

General Corporate Expenses

General corporate expenses were $0.9 million in both the first quarter of 2026 and 2025.

Interest Expense

Interest expense was approximately $0.5 million for both the first quarter of 2026 and 2025. During the three months ended March 31, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Net Loss

Net loss attributable to Avalon Holdings Corporation common shareholders was $1.2 million in the first quarter of 2026 compared to a net loss attributable to Avalon Holdings Corporation common shareholders of $1.5 million in the first quarter of 2025. Avalon recorded a state income tax provision in both the first quarter of 2026 and 2025, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax benefit on the loss before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

On March 18, 2019, Avalon received notice that the 11th Appellate District Court in Trumbull County, Ohio issued summary judgment in favor of the Ohio Department of Natural Resources in the writ of mandamus action that resulted from the suspension order of the Company’s salt water injection well. The decision was appealed to the Supreme Court of Ohio on April 5, 2019. Oral arguments in the case occurred on April 7, 2020. On September 23, 2020, the Supreme Court of Ohio ruled in favor of the Company. The Supreme Court of Ohio reversed the decision of the 11th Appellate District Court and remanded the case back to that court for a trial on the merits. The trial occurred in September and October 2021. On December 19, 2022, the 11th Appellate District Court denied the Company’s writ of mandamus action. The Court determined that the Company failed to establish a cognizable property interest that would necessitate a just compensation/takings analysis and accordingly denied the Company’s petition for writ of mandamus. The decision was appealed to the Supreme Court of Ohio on January 30, 2023 and on January 24, 2024 the Supreme Court of Ohio ruled in a unanimous decision to overturn the Court of Appeal’s decision. The Supreme Court of Ohio remanded to the Court again for a decision on the mandamus complaint as to whether the Company suffered a total or partial taking. On September 9, 2024, the Court of Appeals issued a decision in accordance with the remand from the Supreme Court of Ohio.  The Court of Appeals found that there was no categorical ‘taking’ of the Company’s property, but that there was a partial regulatory ‘taking’, and ordered the ODNR to commence appropriations procedures for paying AWMS damages.  The decision by the Court of Appeals also found that the seismicity for which AWMS #2 was suspended did not represent imminent threat or harm, and that Division had prevented the Company’s attempts to reach a resolution of the matter.  Because of the limits on damages set in the decision by the Court of Appeals, the Company again appealed the Court of Appeals decision to the Supreme Court of Ohio on October 11, 2024. On April 29, 2026 the Supreme Court of Ohio ruled against the Company and determined that no taking occurred. The Company is evaluating the ruling and conducting strategic planning on the future of the site.

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal. The Company appealed the dismissal to the Ohio 10th District Court of Appeals on November 26, 2024, which affirmed the decision. The Company has filed a complaint in the Trumbull County Court of Common Pleas against the law firm and their attorneys responsible for missing the deadline for appeal of the Commission’s decision, causing the dismissal.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At March 31, 2026, the interest rate on the Line of Credit Agreement was 7.00%. At March 31, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in Avalon’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of legal proceedings.

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

AVALON HOLDINGS CORPORATION
(Registrant)

Date: May 5, 2026	By:	/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)