Form 10-Q
period 2026-09-30
AVALON HOLDINGS CORP
filed 2026-11-06
CIK 1061069

2026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

The registrant had 3,287,647 shares of its Class A Common Stock and 611,784 shares of its Class B Common Stock outstanding as of November 6, 2026.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net operating revenues:
Waste management services	$11,098	$12,918	$32,720	$32,338
Food, beverage and merchandise sales	4,800	4,553	10,926	10,337
Other golf and related operations	8,398	8,275	19,206	19,392
Total golf and related operations	13,198	12,828	30,132	29,729
Total net operating revenues	24,296	25,746	62,852	62,067

Costs and expenses:
Waste management services operating costs	8,446	10,259	24,997	25,330
Cost of food, beverage and merchandise	1,917	1,958	4,679	4,688
Golf and related operations operating costs	7,129	7,425	18,605	19,401
Depreciation and amortization expense	921	932	2,776	2,867
Selling, general and administrative expenses	2,718	2,826	8,007	7,835
Operating income	3,165	2,346	3,788	1,946

Other income (expense):
Interest expense, net	(509)	(512)	(1,517)	(1,532)
Loss on disposal	-	-	(15)	-
Income before income taxes	2,656	1,834	2,256	414

Provision for income taxes	41	45	113	100
Net income	2,615	1,789	2,143	314

Less net loss attributable to non-controlling interest in subsidiaries	(70)	(113)	(191)	(363)
Net income attributable to Avalon Holdings Corporation common shareholders	$2,685	$1,902	$2,334	$677

Income per share attributable to Avalon Holdings Corporation common shareholders:
Basic net income per share	$0.69	$0.49	$0.60	$0.17

Weighted average shares outstanding - basic	3,899	3,899	3,899	3,899

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$6,306	$4,114
Accounts receivable, less allowance for credit losses	10,220	9,819
Unbilled membership dues receivable	776	541
Inventories	1,710	1,555
Prepaid expenses	651	919
Other current assets	15	15
Total current assets	19,678	16,963

Property and equipment, net	52,666	53,982
Property and equipment under finance leases, net	6,999	6,267
Operating lease right-of-use assets	1,090	1,379
Restricted cash	7,804	8,730
Noncurrent deferred tax asset	32	32
Other assets, net	28	28
Total assets	$88,297	$87,381

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$645	$614
Current portion of obligations under finance leases	364	384
Current portion of obligations under operating leases	373	362
Accounts payable	6,495	7,984
Accrued payroll and other compensation	1,710	1,244
Accrued taxes	533	660
Deferred membership dues revenue	4,608	3,529
Other liabilities and accrued expenses	1,950	2,054
Total current liabilities	16,678	16,831

Long-term debt, net of current portion	27,545	28,032
Line of credit	3,200	3,200
Obligations under finance leases, net of current portion	961	1,248
Obligations under operating leases, net of current portion	717	1,017
Asset retirement obligation	100	100
Commitments and contingencies (Note 15)

Equity:
Avalon Holdings Corporation Shareholders' Equity:
Class A Common Stock, $.01 par value	33	33
Class B Common Stock, $.01 par value	6	6
Paid-in capital	59,206	59,206
Accumulated deficit	(18,556)	(20,890)
Total Avalon Holdings Corporation Shareholders' Equity	40,689	38,355
Non-controlling interest in subsidiaries	(1,593)	(1,402)
Total equity	39,096	36,953
Total liabilities and equity	$88,297	$87,381

  See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Three Months Ended September 30, 2026

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at July 1, 2026	3,287,647	611,784	$33	$6	$59,206	$(21,241)	$38,004	$(1,523)	$36,481

Net Income (loss)	-	-	-	-	-	2,685	2,685	(70)	2,615

Balance at September 30, 2026	3,287,647	611,784	$33	$6	$59,206	$(18,556)	$40,689	$(1,593)	$39,096

	For the Three Months Ended September 30, 2025

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiary	Total

Balance at July1, 2025	3,287,647	611,784	$33	$6	$59,206	$(22,436)	$36,809	$(1,232)	$35,577

Net Income (loss)	-	-	-	-	-	1,902	1,902	(113)	1,789

Balance at September 30, 2025	3,287,647	611,784	$33	$6	$59,206	$(20,534)	$38,711	$(1,345)	$37,366

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the Nine Months Ended September 30, 2026

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2026	3,287,647	611,784	$33	$6	$59,206	$(20,890)	$38,355	$(1,402)	$36,953

Net Income (loss)	-	-	-	-	-	2,334	2,334	(191)	2,143

Balance at September 30, 2026	3,287,647	611,784	$33	$6	$59,206	$(18,556)	$40,689	$(1,593)	$39,096

	For the Nine Months Ended September 30, 2025

							Total
	Common Stock						Avalon	Non-controlling
	Shares		Amount		Paid-in	Accumulated	Shareholders'	Interest in
	Class A	Class B	Class A	Class B	Capital	Deficit	Equity	Subsidiaries	Total

Balance at January 1, 2025	3,287,647	611,784	$33	$6	$59,206	$(21,211)	$38,034	$(982)	$37,052

Net Income (loss)	-	-	-	-	-	677	677	(363)	314

Balance at September 30, 2025	3,287,647	611,784	$33	$6	$59,206	$(20,534)	$38,711	$(1,345)	$37,366

See accompanying notes to unaudited condensed consolidated financial statements

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$2,143	$314
Reconciliation of net loss to cash provided by operating activities:
Depreciation and amortization expense	2,776	2,867
Amortization of debt issuance costs	45	45
Provision for losses on accounts receivable	194	83
Loss on disposal of equipment	15	-
Change in operating assets and liabilities:
Accounts receivable	(595)	(3,986)
Unbilled membership dues receivable	(235)	(232)
Inventories	(155)	(128)
Prepaid expenses	268	397
Other assets, net	-	5
Accounts payable	(1,604)	2,385
Accrued payroll and other compensation	466	667
Accrued taxes	(127)	44
Deferred membership dues revenue	1,079	1,063
Other liabilities and accrued expenses	(104)	(18)
Net cash provided by operating activities	4,166	3,506

Cash flows from investing activities:
Capital expenditures	(2,092)	(1,284)
Net cash used in investing activities	(2,092)	(1,284)

Cash flows from financing activities:
Principal payments on term loan facilities	(501)	(472)
Principal payments on finance lease obligations	(307)	(261)
Net cash used in financing activities	(808)	(733)

Increase in cash, cash equivalents and restricted cash	1,266	1,489
Cash, cash equivalents and restricted cash at beginning of period	12,844	11,761
Cash, cash equivalents and restricted cash at end of period	$14,110	$13,250

Supplemental disclosure of cash flow information:

Significant non-cash operating and investing activities:
Capital expenditures included in accounts payable	$115	$104
Significant non-cash investing and financing activities:
Operating lease right-of-use assets in exchange for lease obligations	$18	$-
Finance lease obligation incurred	$-	$935

Cash paid during the period for interest	$1,464	$1,576
Cash paid during the period for income taxes	$60	$7

See accompanying notes to unaudited condensed consolidated financial statements.

AVALON HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets of which the sum total equal amounts shown in the Condensed Consolidated Statements of Cash Flows. Cash, cash equivalents and restricted cash consist of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$6,306	$4,114
Restricted cash	7,804	8,730
Cash, cash equivalents and restricted cash	$14,110	$12,844

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

Avalon is a minority owner with managerial control over two salt water injection wells and its associated facility. Operations of the salt water injection wells have been suspended in accordance with the Chief of the Division of Oil and Gas Resources Management order (See Note 15). Due to the suspension of the salt water injection wells, there were no operating revenues for the three and nine months ended September 30, 2026 and 2025.

For the three months ended September 30, 2026 and 2025, the net operating revenues related to waste management services represented approximately 46% and 50%, respectively, of Avalon’s total consolidated net operating revenues. Net operating revenues related to waste management services represented approximately 52% of Avalon’s total consolidated net operating revenues for both the nine months ended September 30, 2026 and 2025.

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

For the three months ended September 30, 2026 and 2025, the net operating revenues related to the golf and related operations represented approximately 54% and 50%, respectively, of Avalon’s total consolidated net operating revenues. For both of the nine months ended September 30, 2026 and 2025, the net operating revenues related to the golf and related operations represented approximately 48% of Avalon’s total consolidated net operating revenues. For both the nine months ended September 30, 2026 and 2025, no one customer individually accounted for 10% or more of Avalon’s golf and related operations segment revenues.

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

The following table presents our net operating revenues disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025 (in thousands). Sales and other taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Waste management and brokerage services	$10,046	$12,156	$30,094	$29,821
Captive landfill management operations	1,052	762	2,626	2,517
Total waste management services revenues	11,098	12,918	32,720	32,338
Food, beverage and merchandise sales	4,800	4,553	10,926	10,337
Membership dues revenue	1,793	1,770	5,486	5,431
Room rental revenue	3,185	2,870	6,440	5,974
Greens fees and cart rental revenue	1,992	1,911	3,229	3,030
Salon and spa services	531	936	1,865	2,865
Fitness and tennis lesson revenue	52	51	212	160
Other revenue	845	737	1,974	1,932
Total golf and related operations revenue	13,198	12,828	30,132	29,729
Total net operating revenues	$24,296	$25,746	$62,852	$62,067

Avalon does not have operations located outside the United States and, accordingly, geographical revenue information is not presented.

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net realizable value. At September 30, 2026 and December 31, 2025, accounts receivable, net, related to our waste management services segment were approximately $8.7 million and $8.8 million, respectively. At September 30, 2026, one customer accounted for 12% of total consolidated receivables and 14% of the waste management services segment’s receivables. At December 31, 2025 two customers accounted for 24% of consolidated and 26% of waste management service’s segments net receivables. Accounts receivable, net, related to our golf and related operations segment were approximately $1.5 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively. No one customer of the golf and related operations segment accounted for more than 10% of consolidated receivables or more than 10% of Avalon’s golf and related operations segment at September 30, 2026 or December 31, 2025.

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Customer accounts that are outstanding longer than the contractual payment terms are considered past due. Avalon determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Avalon’s previous accounts receivable loss history, the customer’s current ability to pay its obligation to Avalon and the condition of the general economy and the industry as a whole. Avalon writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses, or to income, as appropriate under the circumstances. Allowance for credit losses was approximately $0.4 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively.

The following table presents changes in our allowance for credit losses during the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Provision	Write-offs
	Balance at	for Credit	less	Balance at
	Beginning of Period	Losses	Recoveries	End of Period
Allowance for credit losses
Three months ended September 30, 2026	$343	$80	$(6)	$417
Three months ended September 30, 2025	$260	$38	$(13)	$285

Nine months ended September 30, 2026	$240	$194	$(17)	$417
Nine months ended September 30, 2025	$260	$83	$(58)	$285

Contract Assets

Contract assets include unbilled membership dues receivables related to the Avalon Golf and Country Club for the customers membership commitment which are billed on a monthly basis over the course of the annual agreement. Such amounts are stated at their net realizable value. Contract assets related to unbilled membership dues are classified as current as revenue related to such agreements is recognized within the annual membership period. Unbilled membership receivables in our Condensed Consolidated Balance Sheets were approximately $0.8 million at September 30, 2026 and $0.5 million at December 31, 2025.

The following table presents changes in our contract assets during the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Unbilled
	Balance at	Membership		Balance at
	Beginning of Period	Dues	Billings	End of Period
Contract Assets:
Unbilled membership dues receivable
Three months ended September 30, 2026	$988	$188	$(400)	$776
Three months ended September 30, 2025	$1,037	$227	$(450)	$814

Nine months ended September 30, 2026	$541	$1,464	$(1,229)	$776
Nine months ended September 30, 2025	$582	$1,610	$(1,378)	$814

Contract Liabilities

Contract liabilities include unrecognized or deferred revenues relating to membership dues and customer advance deposits. We record deferred revenue when cash payments are received in advance of satisfying our performance obligation. We classify deferred membership dues revenue as current based on the timing of when we expect to recognize revenue for the membership commitment based on the Company satisfying the stand ready performance obligation throughout the annual membership period. The unrecognized or deferred revenues related to membership dues in our Condensed Consolidated Balance Sheets were approximately $4.6 million at September 30, 2026 and $3.5 million at December 31, 2025, respectively.

Customer advance deposits are recorded as a liability until the goods or services are provided to the customer. Generally, customer advances, and corresponding performance obligation are satisfied within 12 months of the date of receipt of advance payment. The unrecognized revenues related to customer advance deposits are recorded in “Other liabilities and accrued expenses” in our Condensed Consolidated Balance Sheets. Customer advance deposits were approximately $1.5 million at September 30, 2026 and $1.7 million at December 31, 2025.

The following table presents changes in our contract liabilities during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Balance at		Revenue	Balance at
	Beginning of Period	Billings	Recognized	End of Period
Contract Liabilities:
Deferred membership dues revenue
Three months ended September 30, 2026	$5,766	$635	$(1,793)	$4,608
Three months ended September 30, 2025	$5,734	$623	$(1,770)	$4,587

Nine months ended September 30, 2026	$3,530	$6,564	$(5,486)	$4,608
Nine months ended September 30, 2025	$3,524	$6,494	$(5,431)	$4,587

Customer advance deposits
Three months ended September 30, 2026	$1,656	$966	$(1,124)	$1,498
Three months ended September 30, 2025	$1,649	$708	$(884)	$1,473

Nine months ended September 30, 2026	$1,688	$2,148	$(2,338)	$1,498
Nine months ended September 30, 2025	$1,565	$1,330	$(1,422)	$1,473

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

Property and equipment at September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Land and land improvements	$16,846	$17,173
Buildings and improvements	55,536	55,094
Machinery and equipment	10,725	10,992
Office furniture and fixtures	12,071	11,854
Vehicles	1,122	1,130
Construction in progress	63	60
	96,363	96,303
Less accumulated depreciation and amortization	(43,697)	(42,321)
Property and equipment, net	$52,666	$53,982

As of September 30, 2026, the Company entered into one significant contractual construction project commitment. The agreed upon commitment with the contractor is intended to renovate and expand the swimming pool area at Squaw Creek Country Club. The commitment is estimated to be approximately $1.8 million. As of September 30, 2026, amounts paid on the commitment were approximately $0.2 million.

Avalon reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, Avalon would determine whether the estimated undiscounted sum of the future cash flows of such assets and their eventual disposition is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that the carrying amount of such assets exceeds their respective fair value. Avalon would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, Avalon would discount the expected estimated future cash flows. During the first nine months of 2026 and 2025, no triggering events were present.

Note 7. Leases

Operating Leases

Avalon leases golf carts, machinery and equipment for the landfill operations, furniture and fixtures for The Grand Resort and office copiers under operating leases. Our operating leases have remaining lease terms ranging from less than 1 year to 4.3 years. The weighted average remaining lease term on operating leases was approximately 3.4 years and 3.9 years at September 30, 2026 and December 31, 2025, respectively.

During the first nine months of 2026, the Company entered into a new operating lease agreement for GPS equipment. The Company recorded operating lease right-of-use assets and corresponding obligations under the operating leases of approximately $18,000. During the first nine months of 2025, the Company did not record any new operating lease right-of-use assets or corresponding obligations under operating leases.

Leased property and associated obligations under operating leases at September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Operating lease right-of-use assets	$1,090	$1,379

Current portion of obligations under operating leases	$373	$362
Long-term portion of obligations under operating leases	717	1,017
Total obligations under operating leases	$1,090	$1,379

The weighted average discount rate on operating leases was 7.0% at both September 30, 2026 and December 31, 2025.

Finance Leases

In November 2003, Avalon entered into a long-term agreement with Squaw Creek Country Club to lease and operate its golf course and related facilities. The lease has an initial term of ten (10) years with four (4) consecutive ten (10) year renewal term options unilaterally exercisable by Avalon. Under the lease, Avalon is obligated to pay $15,000 in annual rent and make leasehold improvements of $150,000 per year. Amounts expended by Avalon for leasehold improvements during a given year in excess of $150,000 will be carried forward and applied to future leasehold improvement obligations. Based upon the amount of leasehold improvements already made, Avalon expects to exercise all its remaining renewal options. At September 30, 2026 there were approximately 27.1 years remaining on the golf course and related facilities finance lease. At December 31, 2025 there were approximately 27.8 years remaining on the golf course and related facilities finance lease. The net asset value of finance leases, excluding leasehold improvements was $1.3 million and $1.6 million at September 30, 2026 and December 31, 2025, respectively.

In addition, the Company also entered into lease agreements for a vehicle, golf course maintenance equipment and the captive landfill operations entered into lease agreements for equipment which were determined to be finance leases. At September 30, 2026, the vehicles, golf course maintenance and restaurant equipment and the landfill operations equipment have remaining lease terms ranging from less than 1 year to 4.5 years. The weighted average remaining lease term on the vehicles and equipment leases was approximately 3.4 and 3.8 years at September 30, 2026 and December 31, 2025.

Leased property and associated obligations under finance leases at September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Leased property under finance leases	$15,439	$14,433
Less accumulated amortization	(8,440)	(8,166)
Leased property under finance leases, net	$6,999	$6,267

Current portion of obligations under finance leases	$364	$384
Long-term portion of obligations under finance leases	961	1,248
Total obligations under finance leases	$1,325	$1,632

The weighted average discount rate on finance leases was 6.7% at both September 30, 2026 and December 31, 2025.

For the three and nine months ended September 30, 2026 and 2025, components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost:
Rental expense	$244	$239	$472	$465

Finance lease cost:
Depreciation expense	$154	$148	$467	$416
Interest expense	20	21	67	54
Total finance lease cost	$174	$169	$534	$470

For the twelve months ending September 30, future commitments under long-term, operating and finance leases are as follows (in thousands):

	Finance	Operating		Total
2027	$441	$438		$879
2028	400	353		753
2029	331	282		613
2030	143	137		280
2031	15	19		34
Thereafter	331	-		331
Total lease payments	1,661	1,229		2,890
Less: imputed interest	336	139		475
Total	1,325	1,090	#	2,415
Less: current portion of obligations under leases	364	373		737
Long-term portion of obligations under leases	$961	$717	#	$1,678

Note 8. Basic Net Income per Share

Basic net income per share attributable to Avalon Holdings Corporation common shareholders is computed by dividing the net income by the weighted average number of common shares outstanding. For both the three and nine months ended September 30, 2026 and 2025, the weighted average number of common shares outstanding was 3,899,431.

Note 9. Term Loans and Line of Credit Agreements

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of remodeling and expanding Avalon’s Mortgaged property and can also be used to renovate and expand the swimming pool at Squaw Creek. At September 30, 2026 and December 31, 2025 the balance of “Restricted Cash” is $7.8 million and $8.7 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2026 and December 31, 2025.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Wesbanco Bank (formerly Premier Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On July 28, 2026, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2028. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2026 and December 31, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement. At September 30, 2026 and December 31, 2025, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2026, the interest rate on the Line of Credit Agreement was 7.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Obligations under the Company’s debt agreements at September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30, 2026
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$28,524	$(334)	$28,190
Less current portion	705	(60)	645
Long-term debt	$27,819	$(274)	$27,545

	December 31, 2025
	Gross Amount	Debt Issuance Costs	Net Amount
Term Loan Agreement	$29,025	$(379)	$28,646
Less current portion	674	(60)	614
Long-term debt	$28,351	$(319)	$28,032

For the twelve months ending September 30, future maturities of long-term debt and the line of credit are as follows (in thousands):

2027	$705
2028	3,948
2029	794
2030	843
2031	895
Thereafter	24,539
Total	$31,724

Note 10. Income Taxes

During the three months ended September 30, 2026, net income attributable to Avalon Holdings Corporation shareholders was $2.7 million compared to net income attributable to Avalon Holdings Corporation shareholders of $1.9 million during the three months ending September 30, 2025. During the nine months ended September 30, 2026, net income attributable to Avalon Holdings Corporation shareholders was $2.3 million compared to a net income attributable to Avalon Holdings Corporation shareholders of $0.7 million during the nine months ended September 30, 2025. Avalon recorded a state income tax provision in both the three and nine month periods ended September 30, 2026 and 2025, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal and state net deferred tax assets, the overall effective tax rate in both periods reflects taxes owed in certain U.S state jurisdictions. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance in amount of $3.6 million as of September 30, 2026 against the majority of its deferred tax assets, primarily related to U.S. federal and state operating loss carryforwards, tax credit carryforwards and disallowed business interest until it is evident that the deferred tax asset will be utilized in the future.

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

At September 30, 2026 and 2025 there are no outstanding options.

The stock options vest and become exercisable based upon achieving two critical metrics as follows:

1)Contract Vesting Term: The stock options vest ratably over a five year period.

2)The Avalon common stock price traded on a public stock exchange (NYSE Amex) must reach the predetermined vesting price within three years after the options become vested under the contractual vesting term.

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

Avalon’s golf and related operations segment consists of four golf courses and associated clubhouses which provide dining and banquet facilities, a hotel which provides lodging and resort related amenities including dining, banquet and conference facilities, a multipurpose recreation center and a med spa. Revenue for the golf and related operations segment consists primarily of membership dues, greens fees, cart rentals, room rentals, merchandise sales, tennis and fitness activities, salon and spa services and food and beverage sales

Avalon does not have operations located outside the United States and, accordingly, geographical segment information is not presented. For the three and nine months ending September 30, 2026 and 2025, no one customer accounted for more than 10% of the consolidated net operating revenues to external customers.

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

Business segment information including the reconciliation of segment income (loss) to consolidated income (loss) before taxes is as follows (in thousands):

	Three months ending September 30, 2026
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$11,098	$13,198	$-	$24,296

Expenses
Cost of operations	(8,446)	(9,046)	-	(17,492)
Selling, general and administrative	(1,461)	(379)	(878)	(2,718)
Depreciation and amortization	(49)	(828)	(44)	(921)
Interest expense, net	(4)	(31)	(474)	(509)
Income (loss) before taxes	$1,138	$2,914	$(1,396)	$2,656

	Three months ending September 30, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$12,918	$12,828	$-	$25,746

Expenses
Cost of operations	(10,259)	(9,383)	-	(19,642)
Selling, general and administrative	(1,294)	(652)	(880)	(2,826)
Depreciation and amortization	(49)	(840)	(43)	(932)
Interest expense, net	(6)	(23)	(483)	(512)
Income (loss) before taxes	$1,310	$1,930	$(1,406)	$1,834

	Nine months ending September 30, 2026
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$32,720	$30,132	$-	$62,852

Expenses
Cost of operations	(24,997)	(23,284)	-	(48,281)
Selling, general and administrative	(4,178)	(1,174)	(2,655)	(8,007)
Depreciation and amortization	(146)	(2,504)	(126)	(2,776)
Interest expense, net	(14)	(79)	(1,424)	(1,517)
Loss on disposal		(15)	-	(15)
Income (loss) before taxes	$3,385	$3,076	$(4,205)	$2,256

	Nine months ending September 30, 2025
	Waste Management Services	Golf and Related Operations	Corporate	Total

Income (loss) before income taxes:
Revenue	$32,338	$29,729	$-	$62,067

Expenses
Cost of operations	(25,330)	(24,089)	-	(49,419)
Selling, general and administrative	(3,644)	(1,624)	(2,567)	(7,835)
Depreciation and amortization	(145)	(2,592)	(130)	(2,867)
Interest expense, net	(19)	(51)	(1,462)	(1,532)
Income (loss) before taxes	$3,200	$1,373	$(4,159)	$414

	September 30,	December 31,
	2026	2025
Identifiable assets:
Waste management services	$38,971	$37,617
Golf and related operations	61,040	61,342
Corporate	61,681	63,043
Subtotal	161,692	162,002
Elimination of intersegment receivables	(73,395)	(74,621)
Total	$88,297	$87,381

In comparing total assets at September 30, 2026 with those at December 31, 2025, the increase in the total assets of approximately $0.9 million is attributed to an increase in cash and cash equivalents coupled with an increase in accounts receivable generated from improved business activity in associated with the golf and related operations segment, partially offset by a decrease in net property and equipment associated with the golf and related operations segment.

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

As a result of a private placement offering, Avalon is not the majority owner of AWMS Holdings, LLC. At September 30, 2026 and December 31, 2025, respectively, Avalon owns approximately 47% of AWMS Holdings, LLC. In accordance with ASC 810-10 and related amendment, due to the managerial control of American Water Solutions, LLC, AWMS Holdings, LLC is a VIE, and the financial statements of AWMS Holdings, LLC and subsidiaries are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During both the three months ended September 30, 2026 and 2025, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $87,000 and $36,000, respectively. During the nine months ended September 30, 2026 and 2025, net loss attributable to the noncontrolling interest in AWMS Holdings, LLC was $142,000 and $126,000, respectively.

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

In 2021, Avalon made a capital contribution totaling $0.4 million, which included cash and certain equipment, in exchange for membership units of Avalon Med Spa, LLC. Through a private placement offering for the purchase of membership units, Avalon Med Spa, LLC raised $0.4 million from accredited investors in August 2021. In March 2022, both Avalon and accredited investors made additional capital contributions of $0.1 million, respectively. An outside director of Avalon, who qualified as an accredited investor, invested less than 10% of the total investment in Avalon Med Spa, LLC. Avalon is the majority owner of Avalon Med Spa, LLC owning 50.1% of the company at both September 30, 2026 and December 31, 2025.

In accordance with ASC 810-10 and related amendment, Avalon Med Spa, LLC is a VIE, and the financial statements of Avalon Med Spa, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026, net income attributable to noncontrolling interest in Avalon Med Spa, LLC was approximately $17,000. During the three months ended September 30, 2025, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $51,000. During the nine months ended September 30, 2026 and 2025, net loss attributable to the noncontrolling interest in Avalon Med Spa, LLC was approximately $49,000 and $118,000, respectively.

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

In accordance with ASC 810-10 and related amendment, Avalon Dermatology, LLC is a VIE, and the financial statements of Avalon Dermatology, LLC are included in Avalon’s consolidated financial statements. ASC 810-10 requires noncontrolling interests to be reported as a separate component of equity. The amount of net loss attributable to the noncontrolling interest is recorded in “net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026, net income attributable to noncontrolling interest in Avalon Dermatology, LLC was approximately $100. During the three months ended September 30, 2025, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $26,000. During the nine months ended September 30, 2026 and 2025, net loss attributable to the noncontrolling interest in Avalon Dermatology, LLC was approximately $500 and $119,000, respectively

Note 15. Injection Wells Suspension

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

On May 24, 2021, the Company received Chief’s Orders from the Division vacating the September 3, 2014 suspension orders for AWMS #2 and setting conditions for restart of that well. Among these conditions was a limit placed on the seismicity within three miles of the well. Under the Order, if a seismic event with a magnitude 2.1 or above occurs, the well must cease operations for an indefinite period of time until concurrence for subsequent restart is received from the Division. The Company appealed the May 2021 Chief’s Order to the Ohio Oil and Gas Commission, seeking reasonable operating conditions that will allow the facility to operate profitably while protecting human health and property. A hearing in this matter occurred in February 2022. On June 30, 2022, the Oil and Gas Commission rendered their decision for the Division in this matter, once again deferring to the Division in their decision. The Company appealed the decision to the Franklin County Ohio Court of Common Pleas on August 3, 2022. On October 31, 2024 the Franklin County Ohio Court of Common Pleas dismissed the appeal. The Company appealed the dismissal to the Ohio 10th District Court of Appeals on November 26, 2024, which affirmed the decision. The Company has filed a complaint in the Trumbull County Court of Common Pleas against the law firm and their attorneys responsible for missing the deadline for appeal of the Commission’s decision, causing the dismissal

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Liquidity and Capital Resources

For the nine months ended September 30, 2026, Avalon utilized existing cash and cash provided by operations to meet operating needs, fund capital expenditures and make required monthly payments on our term loan facility. Cash in our project fund account were also utilized to fund capital expenditures as further described below.

2022 Term Loan Agreement

On August 5, 2022, Avalon and certain direct and indirect wholly owned subsidiaries entered into a loan and security agreement (the “2022 Term Loan Agreement”) with Laurel Capital Corporation which provided for a $31.0 million term loan. At closing, $20.2 million of the proceeds were used to pay off and refinance amounts outstanding and associated interest under our 2019 Term Loan Agreement with Laurel Capital Corporation and $0.4 million of the proceeds were utilized to pay transaction costs. The remaining proceeds of approximately $10.4 million were deposited into a project fund account for which those proceeds are to fund future costs of remodeling and expanding Avalon’s Mortgaged property and can also be used to renovate and expand the swimming pool at Squaw Creek. At September 30, 2026 and December 31, 2025 the balance of “Restricted Cash” is $7.8 million and $8.7 million, respectively, and presented in the Consolidated Balance Sheets. The monies are earning nominal interest.

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

Borrowings under the 2022 Term Loan Agreement are secured by certain real property and related business assets as defined in the agreement. The 2022 Term Loan Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The 2022 Term Loan also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the 2022 Term Loan Agreement covenants at September 30, 2026 and December 31, 2025.

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

Line of Credit Agreement

On May 31, 2018, Avalon entered into a business loan agreement with Wesbanco Bank (formerly Premier Bank), (the “Line of Credit Agreement”) which provides for a line of credit of up to $5.0 million. On July 28, 2026, the Company amended the Line of Credit Agreement to extend the maturity date to July 31, 2028. Under the Line of Credit Agreement, borrowings in excess of $1.0 million are subject to a borrowing base which is calculated based off a specific level of eligible accounts receivable of the waste management business as defined in the agreement.

At September 30, 2026 and December 31, 2025, approximately $3.2 million was outstanding under the Line of Credit Agreement. At September 30, 2026 and December 31, 2025, approximately $1.8 million was available under the Line of Credit Agreement. Outstanding borrowings under the Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2026, the interest rate on the Line of Credit Agreement was 7.25%.

Borrowings under the Line of Credit Agreement are secured by certain business assets of the Company including accounts receivable, inventory and equipment. The Line of Credit Agreement contains a Fixed Charge Coverage Ratio requirement of at least 1.20 tested on an annual basis on December 31 of each year. The Line of Credit Agreement also contains other nonfinancial covenants, customary representations, warranties and events of default. Avalon was in compliance with the Line of Credit Agreements covenants at September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

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

Capital Expenditures

During the nine months ended September 30, 2026, Avalon incurred capital expenditures of $2.2 million of which $2.1 million of such expenditures was paid to vendors during the period. During the nine months ended September 30, 2025, Avalon incurred capital expenditures of $1.4 million of which $1.3 million of such expenditures was paid to vendors during the period. For the nine months ended September 30, 2026 expenditures primarily related to the remodeling of The Grand Resort, the initial phase of the Squaw Creek pool renovation and a new roof on the clubhouse at the Squaw Creek property. For the nine months ended September 30, 2025 expenditures primarily relate to the continued renovation of The Grand Resort.

In 2026, all hotel rooms at The Grand Resort and other areas of the facility were in the process of being remodeled along with the start of the initial phase of the Squaw Creek Pool renovation. Avalon’s aggregate capital expenditures in 2026 are expected to be in the range of $3.0 million to $4.0 million. Capital expenditures principally relate to renovations at The Grand Resort, building improvements and equipment purchases. Such capital expenditures are expected to be funded with cash from our project fund account and cash generated from operations

Working Capital

At September 30, 2026 and December 31, 2025 there was a working capital surplus of approximately $3.0 million and $0.1 million, respectively. Working capital was positively impacted by an increase in cash, accounts receivable, inventory and a decrease in accounts payable.

Accounts receivable increased to $10.2 million at September 30, 2026 compared with $9.8 million at December 31, 2025. Accounts receivable related to the golf and related operations segment increased approximately $0.5 million at September 30, 2026 compared to December 31, 2025 due to the associated timing of annual membership renewals. Additionally, accounts receivable related to our waste management services segment decreased by approximately $0.1 million at September 30, 2026 compared with December 31, 2025 as a result of a decrease in net operating revenues in the third quarter of 2026 compared to the fourth quarter of 2025.

Unbilled membership dues receivable was approximately $0.8 million at September 30, 2026 compared to $0.5 million at December 31, 2025. The increase was primarily due to the timing of annual membership renewals related to the Avalon Golf and Country Club and associated monthly billing over the course of the annual agreement.

Inventory was approximately $1.7 million at September 30, 2026 compared to $1.6 million at December 31, 2025. The increase is related to merchandise, food and beverage inventory as a result of the increase in business operations for our golf and related operations segment.

Accounts payable was approximately $6.5 million at September 30, 2026 compared to $8.0 million at December 31, 2025. Approximately $1.7 million of the decrease in accounts payable between periods was due to the waste management segment. Accounts payable related to our waste management segment decreased as a result of the associated timing of vendor payments in the ordinary course of business. Accounts payable related to our golf and related operations increased $0.2 million at September 30, 2026 compared to December 31, 2025, due to associated timing of vendor payments in the ordinary course of business.

Deferred revenue relating to membership dues was approximately $4.6 million at September 30, 2026 compared to $3.5 million at December 31, 2025. The increase in deferred revenues was primarily due to the associated timing of annual membership renewals.

Accrued payroll and other compensation was approximately $1.7 million at September 30, 2026 compared to $1.2 million at December 31, 2025. The increase is primarily due to the associated timing of employee payroll payments in the ordinary course of business related to our waste management services segment.

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

Performance in the third quarter of 2026 compared with the third quarter of 2025

Overall Performance

Net operating revenues decreased to $24.3 million in the third quarter of 2026 compared with $25.7 million in the third quarter of 2025. Net operating revenues of the waste management services segment were approximately $11.1 million in the third quarter of 2026 compared to $12.9 million in the third quarter of 2025. The decrease in net operating revenues of the waste management services segment was mainly attributed to a decrease in event work projects during the third quarter of 2026 compared to the third quarter of 2025. Net operating revenues of the golf and related operations segment were approximately $13.2 million in the third quarter of 2026 compared to $12.8 million in the third quarter of 2025. The increase in net operating revenue of the golf and related operations segment was attributed to an increase in overall business resulting in increased sales related to food, beverage and golf operations in the third quarter of 2026 compared to the third quarter of 2025.

Total cost of operations related to the waste management services segment decreased to $8.4 million in the third quarter of 2026 compared with $10.3 million in the third quarter of 2025. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment decreased to $9.0 million in the third quarter of 2026 compared to $9.4 million in the third quarter of 2025. The decrease in the cost of operations between periods was primarily a result of cost cutting efforts implemented with specific focus on increasing profit margins.

Depreciation and amortization expense was approximately $0.9 million in both the third quarter of 2026 and 2025.

Consolidated selling, general and administrative expenses were approximately $2.7 million in the third quarter of 2026 compared to $2.8 million in the third quarter of 2025. The slight decrease was primarily a result of decreases in certain earned employee incentives relating to our waste management services segment

Interest expense was approximately $0.5 million in both the third quarter of 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $2.7 million, or $0.69 per share, in the third quarter of 2026 compared with net income attributable to Avalon Holdings Corporation common shareholders of $1.9 million, or $0.49 per share, in the third quarter of 2025. Avalon recorded a state income tax provision in both the third quarters of 2026 and 2025, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax provision on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services were approximately $11.1 million in the third quarter of 2026 compared with $12.9 million in the third quarter of 2025. The waste management services segment includes waste disposal brokerage and management services, captive landfill management operations and salt water injection well operations.

The net operating revenues of the waste disposal brokerage and management services business were approximately $10.0 million in the third quarter of 2026 compared to $12.2 million in the third quarter of 2025. Continuous work in the waste disposal brokerage business increased by approximately $0.4 million between periods. Net operating revenues related to continuous work were approximately $7.3 million in the third quarter of 2026 compared with $6.9 million in the third quarter of 2025. Event work net operating revenues related to multiple projects decreased by approximately $2.6 million during third quarter of 2026 when compared to third quarter of 2025. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from period to period. Event work net operating revenues were approximately $2.7 million in the third quarter of 2026 compared with $5.3 million in the third quarter of 2025.

The net operating revenues of the captive landfill management operations were approximately $1.1 million in the third quarter of 2026 compared to $0.7 million compared to the third quarter of 2025. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment were approximately $8.4 million in the third quarter of 2026 compared with $10.3 million in the third quarter of 2025. The decrease in the cost of operations between periods for the waste management segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues. The overall gross margin percentage of the waste brokerage and management services business was approximately 25% in the third quarter of 2026 compared to 20% in the third quarter of 2025. The increase in the overall gross margin percentage was primarily attributable to increased gross profit generated from continuous work during third quarter of 2026.

Income before income taxes for the waste management services segment was approximately $1.1 million in the third quarter of 2026 compared to $1.3 million in the third quarter of 2025. Income before income taxes of the waste brokerage and management services business was approximately $1.1 million in the third quarter of 2026 compared to approximately $1.3 million in the third quarter of 2025. Income before income taxes of the captive landfill operations were approximately $0.1 million in both the third quarter of 2026 and 2025. During both the third quarter of 2026 and 2025, the salt water injection wells incurred a loss before income taxes of less than $0.1 million primarily due to legal and professional costs incurred.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $13.2 million in the third quarter of 2026 compared to $12.8 million in the third quarter of 2025. Avalon’s golf and related operations segment consists of the operation and management of four golf courses and related country clubs which provide dining and banquet facilities, a hotel, The Grand Resort, which provides lodging, dining, banquet and conference facilities and other resort related amenities along with a multipurpose recreation center.

Food, beverage and merchandise sales were approximately $4.8 million in the third quarter of 2026 compared to $4.6 million in the third quarter of 2025. Food, beverage and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and country clubs.

Other golf and related operations revenues were approximately $8.4 million in the third quarter of 2026 compared to $8.2 million the third quarter of 2025. Membership dues revenue was approximately $1.8 million in both the third quarter of 2026 and 2025. Net operating revenues related to room rental was approximately $3.2 million in the third quarter of 2026 compared to $2.9 million in the third quarter of 2025. The increase in room revenue was a result of both an increase in average daily rate charged and occupancy when compared to the prior period. Greens fees and associated cart rentals were approximately $2.0 million the third quarter of 2026 compared to $1.9 million in the third quarter of 2025. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $1.4 million in the third quarter of 2026 compared to $1.6 million in the third quarter of 2025. The decrease between periods was primarily due to a decrease in salon and spa revenue.

Total cost of operations for the golf and related operations segment were $9.0 million in the third quarter of 2026 compared with $9.4 million in the third quarter of 2025. Cost of food, beverage and merchandise was approximately $1.9 million in the third quarter of 2026 compared to $2.0 million in the third quarter of 2025. The cost of food, beverage and merchandise sales was approximately 40% of associated revenue in the third quarter of 2026 compared to 43% in the third quarter of 2025. Golf and related operations operating costs decreased to approximately $7.1 million in the third quarter of 2026 compared with $7.4 million in the third quarter of 2025. The decrease in operating costs between periods is primarily related to a decrease in employee related costs in the third quarter of 2026 compared to the third quarter of 2025.

The golf and related operations recorded income before income taxes of $2.9 million in the third quarter of 2026 compared with income before income taxes of $1.9 million in the third quarter of 2025. The change between periods was primarily a result of an increase in business activity coupled with cost cutting efforts implemented in the third quarter of 2026 compared to the third quarter of 2025.

General Corporate Expenses

General corporate expenses were $0.9 million in both the third quarter of 2026 and 2025, respectively.

Interest Expense

Interest expense was approximately $0.5 million in both third quarter of 2026 and third quarter of 2025. During the three months ended September 30, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $2.7 million in the third quarter of 2026 compared to net income attributable to Avalon Holdings Corporation common shareholders of $1.9 million in the third quarter of 2025. Avalon recorded a state income tax provision in both the third quarter of 2026 and 2025, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

Performance in the first nine months of 2026 compared with the first nine months of 2025

Overall Performance

Net operating revenues increased to $62.9 million in the first nine months of 2026 compared with $62.1 million in the first nine months of 2025. Net operating revenues of the waste management services segment were approximately $32.7 million in the first nine months of 2026 compared to $32.3 million in the first nine months of 2025. The increase in net operating revenues of the waste management services segment was a result of an increase in continuous work during the first nine months of 2026 compared to the first nine months of 2025. Net operating revenues of the golf and related operations segment were approximately $30.1 million in the first nine months of 2026 compared to $29.7 million in the first nine months of 2025. The increase in net operating revenue of the golf and related operations segment was attributed to an increase in overall business resulting in increased sales related to food, beverage and golf operations in the first nine months of 2026 compared to the first nine months of 2025.

Total cost of operations related to the waste management services segment decreased to $25.0 million in the first nine months of 2026 compared with $25.3 million in the first nine months of 2025. The decrease in the cost of operations between periods for the waste management services segment is primarily due to a decrease in net operating revenues as these costs vary directly with the associated revenues.

Total cost of operations related to the golf and related operations segment decreased to $23.2 million in the first nine months of 2026 compared to $24.1 million in the first nine months of 2025. The decrease in costs as a percentage of revenue was primarily a result of cost cutting efforts implements with specific focus on increasing profit margins.

Depreciation and amortization expense was approximately $2.8 million in the first nine months of 2026 compared to $2.9 million in the first nine months of 2025. The decrease is due to a lower depreciable asset base compared to the prior period.

Consolidated selling, general and administrative expenses were approximately $8.0 million in the first nine months of 2026 compared to $7.8 million in the first nine months of 2025. The increase was primarily a result of a decrease in certain earned employee incentives relating to our waste management services segment.

Interest expense was approximately $1.5 million in both the first nine months of 2026 and the first nine months of 2025. During the nine months ended September 30, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Net income attributable to Avalon Holdings Corporation common shareholders was $2.3 million, or $0.60 per share, in the first nine months of 2026 compared with a net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million, or $0.17 per share, in the first nine months of 2025.

Segment Performance

Segment performance should be read in conjunction with Note 13 to the Condensed Consolidated Financial Statements.

Waste Management Services Segment

The net operating revenues of the waste management services segment increased to $32.7 million in the first nine months of 2026 compared with $32.3 million in the first nine months of 2025.

The net operating revenues of the waste disposal brokerage and management services business were approximately $30.1 million in the first nine months of 2026 compared to $29.8 million in the first nine months of 2025. Continuous work of the waste disposal brokerage business increased by approximately $1.9 million between periods. Net operating revenues related to continuous work were approximately $21.2 million in the first nine months of 2026 compared with $19.3 million in the first nine months of 2025. Event work net operating revenues decreased by approximately $1.6 million during first nine months of 2026 when compared to first nine months of 2025. Event work is defined as bid projects under contract that occurs on a one-time basis over a short period of time. Such work can fluctuate significantly from year to year. Event work net operating revenues were approximately $8.9 million in the first nine months of 2026 compared with $10.5 million in the first nine months of 2025.

The net operating revenues of the captive landfill management operations were approximately $2.6 million in the first nine months of 2026 compared to $2.5 million in the first nine months of 2025. The net operating revenues of the captive landfill operations are almost entirely dependent upon the volume of waste generated by the owner of the landfill for whom Avalon manages the facility.

Costs of operations related to the waste management services segment decreased to $25.0 million in the first nine months of 2026 compared with $25.3 million in the first nine months of 2025. The decrease in the cost of operations between periods for the waste management segment is primarily due to lower costs and increased gross margins compared to the prior period. The overall gross margin percentage of the waste brokerage and management services business was approximately 24% in the first nine months of 2026 compared to 21% in the first nine months of 2025. The increase in the overall gross margin percentage was primarily attributable to increased gross profit generated from continuous work during the first nine months of 2026.

Income before income taxes for the waste management services segment were approximately $3.4 million in the first nine months of 2026 compared to $3.2 million in the first nine months of 2025. Income before income taxes of the waste brokerage and management services business was approximately $3.3 million in the first nine months of 2026 compared to $3.2 million in the first nine months of 2025. The increase in income before income taxes was primarily attributable to an increase in continuous work and gross margin percentage in the first nine months of 2026 compared to the first nine months of 2025. Income before income taxes of the captive landfill operations were $0.3 million for the first nine months of 2026 compared to $0.2 million for the first nine months of 2025. During the first nine months of 2026 the salt water injection wells incurred a loss before income taxes of approximately $0.2 million in both the first nine months of 2026 and 2025.

Golf and Related Operations Segment

Net operating revenues of the golf and related operations segment were approximately $30.1 million in the first nine months of 2026 compared to $29.7 million in the first nine months of 2025.

Food, beverage and merchandise sales were approximately $10.9 in the first nine months of 2026 compared to $10.3 million in the first nine months of 2025, respectively. Food, beverages and merchandise sales increased between periods as a result of an increase in business activity at both The Grand Resort and country clubs.

Other net operating revenues related to the golf and related operations were approximately $19.2 million in the first nine months of 2026 compared to $19.4 million in both the first nine months of 2025. Membership dues revenue was approximately $5.5 million in the first nine months of 2026 compared to $5.4 million in the first nine months of 2025. The increase in membership dues revenue was attributable to increased member retention. Net operating revenues related to room rental was approximately $6.4 million in the first nine months of 2026 compared to $6.0 million in the first nine months of 2025. The increase in room revenue was a result of higher occupancy when compared to the prior period. Other revenues consisting of athletic, fitness, salon and spa related activities were approximately $4.0 million in the first nine months of 2026 compared to $5.0 million in the first nine months of 2025. The decrease between periods was primarily due to a decrease in salon and spa revenue. Greens fees and associated cart rentals was $3.3 million in the first nine months of 2026 compared to $3.0 million in the first nine months of 2025. Due to adverse weather conditions, net operating revenues relating to the golf courses, which are located in northeast Ohio and western Pennsylvania, were minimal during the first three months of 2026 and 2025.

Total cost of operations for the golf and related operations segment were $23.2 million in the first nine months of 2026 compared with $24.1 million in the first nine months of 2025. Cost of food, beverage and merchandise was approximately $4.7 million in both the first nine months of 2026 and 2025, respectively. The cost of food, beverage and merchandise sales was approximately 43% of associated revenue in the first nine months of 2026 compared to 45% in the first nine months of 2025. Golf and related operations operating costs increased to approximately $18.6 million in the first nine months of 2026 compared with $19.4 million in the first nine months of 2025. The decrease in operating costs between periods is primarily related to a decrease in employee related costs in the first nine months of 2026 compared to the first nine months of 2025.

The golf and related operations recorded income before income taxes of $3.1 million in the first nine months of 2026 compared with a net income before income taxes of $1.4 million in the first nine months of 2025. The change between periods was primarily a result of an increase in room rental, food beverage and merchandise revenue, coupled with cost cutting efforts implemented with a specific focus on reducing employee related costs.

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

General Corporate Expenses

General corporate expenses were $2.8 million in the first nine months of 2026 compared to $2.7 million in the first nine months of 2025. The increase in corporate expenses in attributable to increased professional fees compared to the prior period.

Interest Expense

Interest expense was approximately $1.5 million for both the first nine months in 2026 the first nine months of 2025. During the nine months ended September 30, 2026 and 2025, the weighted average interest rate on outstanding borrowings was 6.10% and 6.17%, respectively.

Net Income

Net income attributable to Avalon Holdings Corporation common shareholders was $2.3 million in the first nine months of 2026 compared to a net income attributable to Avalon Holdings Corporation common shareholders of $0.7 million in the first nine months of 2025. Avalon recorded a state income tax provision in both the first nine months of 2026 and 2025, which was related entirely to the waste management and brokerage operations. Due to the recording of a full valuation allowance against the Company’s federal net deferred tax assets, the overall effective tax rate in both periods reflect taxes owed in certain U.S state jurisdictions. Avalon’s income tax on the income before taxes was offset by a change in the valuation allowance. A valuation allowance is provided when it is more likely than not that deferred tax assets relating to certain federal and state loss carryforwards will not be realized. Avalon continues to maintain a valuation allowance against the majority of its deferred tax amounts until it is evident that the deferred tax asset will be utilized in the future.

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

Golf memberships and liquor licenses

The Avalon Golf and Country Club operates four golf courses and related country clubs and a multipurpose recreation center. The Avalon Golf and Country Club facilities also offer swimming pools, fitness centers, tennis courts, dining and banquet facilities, salon and spa services. In addition, The Grand Resort provides guests with a self-contained vacation experience, offering hotel guests golf packages to all of the golf courses of the Avalon Golf and Country Club and allows its guests to utilize the facilities at each of the clubhouses. Members of the Avalon Golf and Country Club also have access to all of the amenities offered by The Grand Resort. The Avalon Golf and Country Club competes with many public courses and country clubs in the area. Although the golf courses continue to be available to the general public, the primary source of revenues is derived from the members of the Avalon Golf and Country Club. Avalon believes that the combination of its golf facilities and The Grand Resort will result in additional memberships in the Avalon Golf and Country Club. The ability to retain current members and attract new members has been an ongoing challenge. Although Avalon was able to retain and attract a large number of members of the Avalon Golf and Country Club, as of September 30, 2026, Avalon has not attained its membership goals. There can be no assurance as to when such goals will be attained. Avalon is continually using different marketing strategies to attract new members, such as local television advertising and various membership promotions. A significant decline in members could adversely affect the future financial performance of Avalon.

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

Outstanding borrowings under our Line of Credit Agreement bear interest at Prime Rate plus .25%. At September 30, 2026, the interest rate on the Line of Credit Agreement was 7.25%. At September 30, 2026, approximately $3.2 million was outstanding under the Line of Credit Agreement.

Avalon does not undertake any specific actions to cover its exposure to interest rate risk and Avalon is not a party to any interest rate risk management transactions. Avalon does not purchase or hold any derivative financial instruments.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Avalon’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Avalon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 6, 2026, Avalon reported the voting results from the Annual Meeting held on May 5, 2026.

On October 13, 2026, Avalon reported that on July 28, 2026 the Company entered into an amendment to its existing Line of Credit Agreement with Premier Bank to extend the maturity date to July 31, 2028.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON HOLDINGS CORPORATION
(Registrant)

Date:	November 6, 2026	By:/s/ Michael J. Havalo
Michael J. Havalo, Chief Financial Officer and
Treasurer (Principal Financial and Accounting
Officer and Duly Authorized Officer)